Form 10-Q
period 1997-09-30
PRECISION AUTO CARE INC
filed 1997-12-19
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number     1-14510

                           PRECISION AUTO CARE, INC.
             (Exact name of registrant as specified in its charter)

                  Virginia                            54-1847851
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)        Identification Number)

                748 Miller Drive, S.E., Leesburg, Virginia 20175
                    (Address of principal executive offices)
                                   (Zip Code)

                                  703-777-9095
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes         No  X


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,474,435 shares of Common Stock as of December 15, 1997

                         PART I - FINANCIAL INFORMATION

ITEM     1.                FINANCIAL STATEMENTS

GENERAL INFORMATION

Precision Auto Care, Inc. ("PAC" or the "Company") was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, simultaneously with the closing of its initial public offering (the "Offering") of common stock (the "Common Stock"), PAC acquired in a series of separate merger and exchange offer transactions, businesses engaged in (i) franchising and operating automobile repair and maintenance service centers ("Precision Tune Auto Care"), (ii) operating self-service and automated car wash centers ("Precision Auto Wash"), and (iii) franchising and operating fast oil change and lubrication service centers ("Precision Lube Express"). Through the Combinations, PAC acquired the outstanding capital stock of WE JAC Corporation ("WE JAC"), Miracle Industries, Inc. ("Miracle Industries"), Lube Ventures, Inc. ("Lube Ventures"), Rocky Mountain Ventures, Inc. ("Rocky Mountain I"), Rocky Mountain Ventures II, Inc. ("Rocky Mountain II"), Miracle Partners, Inc. ("Miracle Partners"), and membership interests in Prema Properties, Ltd. ("Prema Properties") Ralston Car Wash, Ltd. ("Ralston Car Wash"), and KBG, LLC ("KBG") (each a "Constituent Company" and collectively the "Constituent Companies").

The consideration for the Combinations consisted of Common Stock. The Combinations are accounted for under the purchase method of accounting. WE JAC has been designated as the accounting acquirer for financial statement presentation purposes in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquirer for accounting purposes. Therefore, the accompanying historical financial statements as of June 30, 1997 and for the three month periods ended September 30, 1996 and 1997 that are presented as the historical financial statements of the registrant are statements of WE JAC. Unless the context otherwise requires, all references herein to the Company include WE JAC and the other Constituent Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of WE JAC, Miracle Industries, Lube Ventures, and Prema Properties, and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-34439), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering. Additionally the financial statements herein should be read in conjunction with the Financial Statements of Rocky Mountain I, Rocky Mountain II, Miracle Partners, and Ralston Car Wash and related notes thereto, all of which are included in the Company's Registration Statement on Form S-4 (No. 333-34449) as amended (the "Registration Statement") filed with the SEC in conjunction with the Combination.

                           Precision Auto Care, Inc.
                                 Balance Sheets
                                 (In Thousands)

                                                               Pro Forma
                                                        Combined as Adjusted
                                                           for Offering and
                                                              Acquisition
                                                              September 30,
                                                                   1997
                                                               (Unaudited)
                                                           -------------------

                         ASSETS
Current Assets:
    Cash and cash equivalents                                   $         238
    Accounts receivable, net of allowance                               5,062
    Inventory                                                           2,751
    Notes receivable, current portion, net of allowance                   705
    Other                                                               2,557
                                                                --------------
Total current assets                                                   11,312

Notes receivable, noncurrent portion, net of allowance                  1,346
Property, plant, and equipment, net.                                   14,338

Other assets:

    Franchise rights and goodwill, net of accumulated amortization     29,433
    Other                                                                 908
                                                                --------------
    Total other assets                                                 30,341
                                                                ==============
Total assets                                                    $      57,338
                                                                ==============


           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilites                     $       7,465
    Income taxes payable                                                  687
    Deferred revenue, current portion                                     413
                                                                --------------
Total current liabilities                                               8,565

Long term debt                                                          4,064
Other                                                                     643
                                                                --------------
Total liabilities                                                      13,273

Stockholders' equity:
    Preferred stock, $.01 par; 1,000,000 shares authorized;
      none outstanding
    Common stock, $.01 par; 19,000,000 shares authorized;
      5,474,435 issued and outstanding                                     55
    Additional paid-in capital                                         41,256
    Retained earnings                                                   5,227
    Treasury stock, at cost; 247,040 shares in 1997                    (2,472)
                                                                --------------
Total stockholders' equity                                             44,065
                                                                ==============
Total liabilities and stockholders' equity                      $      57,338
                                                                ==============

See notes to condensed consolidated finanancial statements.

                           Precision Auto Care, Inc.
                            Statements of Operations
                       (In Thousands, Except Share Data)



                                    Pro Forma Combined As Adjusted
                                    For Combination and Offering
                                    Three Months Ended September 30,
                                        1996            1997
                                    --------------------------------

Sales
   Franchising
      Development                   $         386   $         136
      Royalty                               3,549           3,795
   Manufacturing & Distribution             6,185           6,781
   Company Center Operations                  881             952
   Rentals                                     42              35
   Other                                       18              21
                                    --------------  --------------
Total Sales                                11,062          11,719

Direct Cost                                 8,213           8,399

                                    --------------  --------------
Contribution                                2,848           3,320


General & Administrative                      982           1,100
Depreciation                                  257             246
Amortization                                  339             391

                                    --------------  --------------
Operating Income                            1,270           1,582
Other Income (Expense)

      Other Income (Expense)                  (53)             93
      Interest Income                          (0)             55
      Interest Expense                       (437)           (115)
                                    --------------  --------------
Total Other Income (Expense)                 (490)             33
Earnings Before Taxes                         780           1,615
                                    --------------  --------------
Income Taxes                                  392             731
                                    --------------  --------------
Net Income                          $         388   $         884
                                    ==============  ==============

Pro forma net income per share      $        0.07   $        0.16
                                    ==============  ==============

Shares used in computing pro forma
   net income per share                 5,496,880       5,496,880
                                    ==============  ==============


See notes to condensed consolidated finanancial statements.

                           Precision Auto Care, Inc.
                                 Balance Sheets
                                 (In Thousands)


                                                                  WE JAC          WE JAC
                                                                 June 30,      September 30,
                                                                   1997            1997
                                                                               (Unaudited)
                                                              --------------  --------------
                         ASSETS
Current Assets:
    Cash and cash equivalents                                 $         577   $         564
    Accounts receivable, net of allowance                             4,080           4,029
    Inventory                                                           768             758
    Notes receivable, current portion, net of allowance                 513             685
    Other                                                             1,873           2,256
                                                              --------------  --------------
Total current assets                                                  7,811           8,292


Notes receivable, noncurrent portion, net of allowance                1,361           1,346
Property, plant, and equipment, net.                                    854             832

Other assets:

    Franchise rights and goodwill, net of accumulated amortization   15,879          15,833
    Other                                                               790             750
                                                              --------------  --------------
    Total other assets                                               16,669          16,583
                                                              ==============  ==============
Total assets                                                  $      26,694   $      27,053
                                                              ==============  ==============


           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilites                   $       5,203   $       5,457
    Income taxes payable                                                680             687
    Current maturities of debt                                        7,228           6,960
    Current maturities, revolving line-of-credit                      1,529           1,589
    Deferred revenue, current portion                                   413             413
                                                              --------------  --------------
Total current liabilities                                            15,053          15,106

Long term debt                                                          622             582
Other                                                                   724             643
                                                              --------------  --------------
Total liabilities                                                    16,400          16,331

Stockholders' equity:
    Common stock, $.01 par; 2,600,000 shares authorized;
       1,580,740 issued and 1,333,700 shares outstanding                 16              16
    Additional paid-in capital                                        8,408           8,408
    Retained earnings                                                 4,343           4,770
    Treasury stock, at cost; 247,040 shares in 1997                  (2,472)         (2,472)
                                                              --------------  --------------
Total stockholders' equity                                           10,294          10,722
                                                              ==============  ==============
Total liabilities and stockholders' equity                    $      26,694   $      27,053
                                                              ==============  ==============


See notes to condensed consolidated financial statements.

                           Precision Auto Care, Inc.
                            Statement of Operations
                                 (In Thousands)




                                            WE JAC Only
                                  Three Months Ended September 30,
                                      1996              1997
                                  --------------------------------

Sales
   Franchising
      Development                 $         366   $        105
      Royalty                             3,546          3,786
   Manufacturing & Distribution           2,850          2,821
   Rentals                                   42             35
   Other                                     18             21
                                  --------------  -------------
Total Sales                               6,822          6,767

Direct Cost                               5,010          4,730
                                  --------------  -------------
Contribution                              1,812          2,038


General & Administrative                    563            805
Depreciation                                 45             50
Amortization                                239            230
                                  --------------  -------------
Operating Income                            964            953
Other Income (Expense)
      Assets held for resale                (21)            16
      Other Income (Expense)                (21)            72
      Interest Income                        38             37
      Interest Expense                     (228)          (296)
                                  --------------  -------------
Total Other Income (Expense)               (232)          (172)

Earnings Before Taxes                       732            781
                                  --------------  -------------
Income Taxes                                336            353
                                  --------------  -------------
Net Income                        $         396   $        428
                                  ==============  =============


See notes to condensed consolidated financial statements.

                           Precision Auto Care, Inc.
                            Statements of Cash Flow
                                 (In Thousands)

                                                          WE JAC Only
                                                Three Months Ended September 30,
                                                     1996              1997
                                               ---------------------------------

 Operating Activities:
 Net Income                                       $       396       $       428
 Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                       284               279
      Disposal of property, plant and equipment           149
      Deferred income taxes
      Changes in operating assets and liabilities
         Accounts and notes receivable                   (150)             (106)
         Inventory                                        (25)               10
         Prepaid expenses                                 (30)              (82)
         Accounts payable and accrued liabilities         143               254
         Income taxes payable                             (63)                7
         Deferred revenue, net                              1               (82)
         Deferred cost                                                     (302)
                                                  ------------------------------
 Net cash provided by operating activities                705               406

 Investing activities:
      Purchases of property, plant and equipment          (70)              (28)
      Purchase of franchise agreements and rights        (304)             (143)
      Purchase of trademarks                               (7)
                                                  ------------------------------
 Net cash used in investing activities                   (381)             (171)

 Financing activities:
      Issuance of common stock                              9
      Loan acquisition costs
      Proceeds from term loan and line of credit          280                60
      Proceeds from note payable                          328
      Repayments of long-term debt and notes payable   (1,205)             (308)
                                                  ------------------------------
 Net cash used in financing activities                   (588)             (248)

                                                  ------------------------------
 Net change in cash and cash equivalents                 (264)              (13)

 Cash and cash equivalents at beginning of period         751               577

                                                  ------------------------------
 Cash and cash equivalents at end of period       $       487       $       564
                                                  ==============================


     See notes to condensed consolidated financial statements.

                         Notes to Financial Statements
                               September 30, 1997
                                  (Unaudited)

1.  Basis of Presentation

Precision Auto Care, Inc. ("PAC" or the "Company") was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, PAC acquired the Constituent Companies for consideration consisting of common stock. The closing of the Offering also occurred on that date.

For financial statement purposes, WEJAC, one of the Constituent Companies, has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of WEJAC prior to the Combination and the Offering. The Combination was accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Constituent Companies have been initially assigned and recorded based on the book value at the time of the Combination and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The interim financial statements for the three month periods ended September 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the company, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three month periods ended September 30, 1996 and 1997 includes the results of the Constituent Companies as if the Combinations had occurred at the beginning of each respective three month period. The unaudited pro forma combined balance sheet gives effect to the Combinations as if they had occurred on September 30, 1997. The pro forma combined financial information includes the effects of : (i) the Combinations; (ii) the provision for income taxes as if the income was subject to corporate federal and state income taxes during the periods; (iii) repayment of debt of $18.6 million; and (iv) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Constituent Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

2.  Summary of Significant Accounting Policies

There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 1 to the Financial Statements to WE JAC, Miracle Industries, Lube Ventures, Rocky Mountain I, Rocky Mountain II, Miracle Partners, Prema Properties, and Ralston Car Wash, included in the Financial Statements contained in the Company's Registration Statements on Forms S-1 and/or S-4.

3.  Credit Facility and Long-Term Debt

On November 12, 1997, the Company received a commitment from Signet Bank for a $20 million line of credit. $10 million of the facility may be used as a revolving line and credit and $10 million for acquisitions and capital expenditures. The credit agreement will require the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on the outstanding balances will be computed on either the Bank's floating and fluctuating prime commercial lending rate or the London Interbank Offered rate (LIBOR) plus a margin ranging from .25% to 2.00% depending on certain financial ratios. Availability fees ranging from .25% to .30% will be payable on the unused portion of the line of credit. The Company's subsidiaries are required to guarantee repayment of all amounts due under the credit facility.

On November 12, 1997, proceeds from the Offering were used to prepay outstanding long-term debt some of which was guaranteed by stockholders of the Constituent Companies who were released from personal guarantees on that debt. The Company simultaneously drew on the line of credit for $1.6 million to pay off any balances remaining after application of the Offering proceeds.

4.  Capital Stock

On November 12, 1997 PAC completed the Offering, which involved the sale by PAC of 2,666,540 shares of Common stock at a price to the public of $9.00 per share. The net proceeds to PAC from the Offering (after deducting underwriting discounts, commissions and offering expenses) was approximately $20.1 million. Of this amount approximately $18.6 million was used to repay debt.

5.  Earnings Per Share

The computation of pro forma net income per share for the three month period ended September 30, 1997 is based on 5,496,880 shares outstanding which includes the following shares:

   Issued in consideration for acquisition of Constituent companies       2,780,695
   Sold pursuant to offering                                              2,666,540
   Shares issued upon exercise of common stock warrants
       simultaneously with the offering                                      27,200
   Shares outstanding using the treasury stock method on options
       and warrants                                                          22,445
                                                                          ---------
                                                                          5,496,880
                                                                          =========

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which for the

Company will be effective for the year ended June 30, 1998. SFAS No. 128 simplifies the standards required under the current accounting rules and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common shares were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules and will be required to be disclosed.

Implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

6.  Income Taxes

Prior to the combinations, the stockholders of Miracle Industries, Lube Ventures, Rocky Mountain I, Rocky Mountain II, and Miracle Partners elected to be taxed under Subchapter S of the Internal Revenue Code. The members of Prema Properties, Ralston Car Wash, and KBG elected to be taxed as Limited Liability Companies of the Internal Revenue Code. Under these provisions, the entities were not subject to income taxation for federal purposes. As pass through entities the stockholders and members report their share of taxable earnings or losses in their personal tax returns.

The Company intends to file a consolidated federal income tax return which includes the operations of the Constituent Companies for periods commencing on the date of the Combinations (November 12, 1997). The Constituent Companies will be individually responsible for filing federal income tax returns based on earnings through November 11, 1997. The provision for income taxes included in the Pro Forma Combined Statements of Operations for the three month periods ended September 30, 1996 and 1997 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

7.  Commitments and Contingencies

The Company carries a broad range of insurance coverage, including general and business liability, commercial property, workers' compensation and general umbrella policies. In November 1997, the Company secured Directors and Officers and Prospectus Liability insurance coverage with an aggregate limit of $5 million. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

At June 30, 1997, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1997 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $300,000, $308,000 and $326,000 is included in operating expenses for the years ended June 30, 1995, 1996 and 1997, respectively. Rent expense for service center locations of approximately $465,000, $488,000 and

$100,000 is recorded net of sublease income of $114,000, $288,000 and $912,000, for the years ended June 30, 1995, 1996 and 1997, respectively.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 1997 are as follows:

                           Future Minimum         Sublease
                           Lease Payments          Income             Net
                           ---------------     -------------       -----------
         1998               $1,200,884           $  820,000        $  380,884
         1999                  977,895              535,000           442,895
         2000                  822,895              371,000           451,895
         2001                  730,264              353,000           377,264
         2002                  657,000              353,000           304,000
         Thereafter          1,220,000            1,148,000            72,000
                            ----------           ----------        ----------
                            $5,608,938           $3,580,000        $2,028,938
                            ==========           ==========        ==========


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the Pro Forma Financial Statements of the Company and related notes thereto and the Financial Statements of WEJAC and the Constituent Companies and related notes thereto, included in the Company's Registration Statements. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the risks associated with: successful integration of the Constituent Companies, factors affecting internal growth and management of growth, the Company's acquisition strategy and availability of financing, the automotive industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and other factors discussed in the Registration Statements.


Results of Operations-Pro Forma Combined

The pro forma combined results of operations of the Company for the periods discussed herein are only a summation of the revenues, direct costs, general and administrative expenses, and operating income of the Constituent Companies on a historical basis, which include pro forma adjustments or amortization of goodwill, interest expense eliminated on prepayment of debt and income taxes. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including:
(i) the Constituent Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iii) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; (iv) the combined data does not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the automotive service industry. See "Seasonality and Quarterly Fluctuations--Pro Forma Combined." Accordingly, the operating results for interim periods shown or for other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996-Pro Forma Combined

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:

                                          Three Months Ended September 30,

                                            1996       %        1997      %
                                        ------------------    ---------------
Revenue                                 $11,062       100     $11,719    100
Direct Cost                               8,213        74       8,389     72
General and Administrative                  982         9       1,150      9
Operating Income                          1,270        11       1,582     14

Revenues. Revenues increased $657,000, or 6%, to $11.7 million for the three months ended September 30, 1997 from $11.1 million for three months ended September 30, 1996. This increase is primarily attributable to an increase in royalty revenue of $246,000; an increase in manufacturing and distribution revenue of $596,000; and an increase of car wash and lube revenues of $70,000 and is offset by a decrease in franchise development revenues of $250,000.

Direct Cost. Direct Cost increased $186,000, or 2%, to $8.4 million for the three months ended September 30, 1997 from $8.2 million for the three months ended September 30, 1996. This reflects an increase of $475,000 in manufacturing and distribution costs which is offset by decreases of $165,000 in development, $60,000 in royalty cost, and $60,000 in other costs.

General and Administrative Expenses. General and administrative expenses increased $118,000, or 12%, to $1.1 million for the three months ended September 30, 1997 from $982,000 for the three months ended September 30, 1996. General and administrative expenses as a percentage of revenues remained constant at 9% for both periods.

Operating Income. Operating income increased $312,000, or 25%, to $1.6 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996. As a percentage of revenue, operating income increased to 14% from 11% primarily due to increased revenues and margins in royalty and manufacturing.

Net income was $884,000 for the three months ended September 30, 1997, compared with $388,000, for the three months ended September 30, 1996, an increase of 128%. Per share earnings for the three months ended September 30, 1997 were $0.16, compared with $0.07 for the three months ended September 30, 1996, an increase of 128%.

                       Earnings Ratios Excluding Goodwill
                     (In Thousands, except per share data)

The following table reconciles reported earnings to net income excluding goodwill for the quarter ended September 30, 1997:

                                           Pro Forma Combined As Adjusted For Combination and Offering

                                                                  Amortization
                                           Reported Earnings      of Goodwill      "Tangible" Earnings
                                           -----------------      ------------     -------------------
Income before income tax expense                 $1,615               $ 391               $2,006
   Income tax expense                               731                                      731
                                           ------------------     -------------    -------------------
Net income applicable to common stock            $  884               $ 391               $1,275
                                           ==================     =============    ===================
Per common share                                 $ 0.16               $0.07               $ 0.23
                                           ==================     =============    ===================

Earnings before the amortization of goodwill ("tangible" earnings) were $0.23 per share for the three months ended September 30, 1997 compared with $0.13 for the three months ended September 30, 1996, an increase of 77%.

Seasonality and Quarterly Fluctuations - Pro Forma Combined

Seasonal changes may impact various sectors of the Company's business differently and, accordingly, the Company's operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care, Precision Lube Express, and Precision Auto Wash centers and obtain services. Severe winter weather and rainy conditions may also adversely impact the Company's sale and installation of car wash equipment. Conversely, the Precision Auto Wash business is favorably impacted by the normal winter weather conditions as demand for the Company's car wash service increases substantially in winter months.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996-WE JAC Only (Historical financial results)

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:


                                       Three Months Ended September 30

                                      1996      %         1997          %
                                   ----------------     -------------------
Revenue                            $  6,822    100      $  6,767       100
Direct Cost                           5,010     73         4,730        70
General and Administrative              563      8           805        12
Operating Income                      1,249     18         1,233        18

Revenues. Revenues remained constant at $6.8 million for the three months ended September 30, 1997 and for three months ended September 30, 1996. An increase in royalty revenue of $240,000 was offset by a decrease in franchise development revenue of $261,000.

Direct Cost. Direct Cost decreased $281,000, or 6%, to $5.0 million for the three months ended September 30, 1997 from $4.7 million for the three month period ended September 30, 1996. This reflects decreases of $155,000 in development, $57,000 in royalty cost, and $60,000 in distribution.

General and Administrative Expenses. General and administrative expenses increased $242,000, or 43%, to $805,000 for the three months ended September 30, 1997 from $563,000 for the three months ended September 30, 1996.

Operating Income. Operating income decreased $11,000 to $953,000 for the three months ended September 30, 1997 from $964,000 for the three months ended September 30, 1996. Operating income as a percentage of revenue remained constant at 11%.

Net income was $428,000 for the three months ended September 30, 1997, compared with $396,000, for the three months ended September 30, 1996, an increase of 8%.

Liquidity and Capital Resources - WE JAC

The following table sets forth selected information from the statement of cash flows of WEJAC:

                                                Three months ended September 30,

                                                    1996               1997
                                                    ----               ----
Net cash provided by operating activities        $ 705,000         $  406,000
Net cash used in investing activities             (381,000)          (171,000)
Net cash used in financing activities             (588,000)          (248,000)
Change in cash and cash equivalents               (264,000)           (13,000)

From July 1, 1997 through September 30, 1997, WEJAC generated $406,000 in net cash from operating activities. This amount was lower than the net cash provided by operating activities for the three months ended September 30, 1996 principally because of deferred costs associated with the Combination and Offering. Capital expenditures were $28,000 and purchases of franchise rights and trademarks were $143,000. Net reduction in debt was $248,000.

On November 12, 1997, the Company received a commitment from Signet Bank for a $20 million line of credit. $10 million of the facility may be used as a revolving line and credit and $10 million for acquisitions, capital expenditures. The credit agreement will require the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on the outstanding balances will be computed on either the Bank's floating and fluctuating prime commercial lending rate or the London Interbank Offered rate (LIBOR) plus a margin ranging from .25% to 2.00% depending on certain financial ratios. Availability fees ranging from .25% to .30% will be payable on the unused portion of the line of credit. The Company's subsidiaries will be required to guarantee repayment of all amounts due under the credit facility.

On November 12, 1997 PAC completed the Offering, which involved the sale by PAC of 2,666,540 shares of Common stock at a price to the public of $9.00 per share. The net proceeds to PAC from the Offering (after deducting underwriting discounts, commissions and offering expenses) was approximately $20.1 million. Of this amount $18.6 was used to prepay long-term debt. The Company simultaneously drew on the line of credit for $1.6 million to pay off any balances remaining after application of the Offering proceeds.


Seasonality and Quarterly Fluctuations - WE JAC

Net revenues and net income are generally higher in the first and fourth quarters. The Company expects this seasonality to continue in the future.

                          PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

The Company and its subsidiaries are subject to routine litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements, particularly in the case of defaults and terminations. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds.

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c) As previously reported in Part II of the Company's Registration Statement on Form S-1, in connection with the transactions which formed a part of the Plan of Reorganization and Agreement for Share Exchange Offers (the "Combination Agreement") dated August 27, 1997 by and among Precision Auto Care, Inc., a Virginia corporation, WE JAC Corporation, a Delaware corporation, Miracle Industries, Inc., an Ohio corporation, Lube Ventures, Inc., a Delaware corporation, Miracle Partners, Inc., a Delaware corporation, Prema Properties, Ltd., an Ohio limited liability company, Rocky Mountain Ventures, Inc., a Colorado corporation, Rocky Mountain Ventures II, Inc., a Colorado corporation, Ralston Car Wash, Ltd., a Colorado limited liability company, and The Karl Byrer Group, Inc., a Colorado corporation, the Company issued a total of 305,060 shares in transactions which were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 152 promulgated thereunder. These shares were issued in consideration for the Company's acquisition of certain companies pursuant to the Combination Agreement. The stock certificates representing such shares bear restrictive legends and the five individuals who acquired such shares represented to the Company they were acquiring the shares for investment purposes.

                  (d) On November 6, 1997, the Company's Registration Statement on Form S-1 (Commission File No. 333-34439) was declared effective by the Securities and Exchange Commission. The Registration Statement covered an offering of 2,810,140 shares of the Company's common stock. The offering was completed following the sale of all of the securities which were registered. A.G. Edwards & Sons, Inc. and Ferris, Baker Watts, Incorporated acted as co-managing underwriters for the offering. The title of the class of securities registered was the Common Stock of the Company. 2,666,540 shares were registered and sold by the Company. An additional 143,600 shares were registered and sold on behalf of selling shareholders.

         The aggregate offering price of the shares of common stock sold by the Company was $23,998,860 and the aggregate offering price of the shares of common stock sold by the selling shareholders was $1,292,400. The Company incurred approximately $2.2 million in expenses in connection with the issuance and distribution of the securities registered. This amount does not include $1,679,920 of underwriting discounts and commissions payable by the Company.
All such expenses involved direct or indirect payments to third parties and did involve any direct or indirect payments to directors or officers (or their associates) or to persons owning 10% or more of any class of equity securities of the Company or to the Company's affiliates. The net offering proceeds to the registrant after deducting the total expenses was approximately $20.1 million.

         The Company did not apply any of the proceeds from the effective date of the Securities Act registration statement to the ending date of the reporting period covered by this Form 10-Q because the transaction closed following the ending date of the reporting period. From the effective date of the Securities Act registration statement to December 15, 1997, the Company has used $18.6 million of the proceeds to discharge indebtedness and $1.5 million of the proceeds to finance the cash purchase price of its recently completed acquisition of Worldwide Drying Systems, Inc. All of such payments were direct or indirect payments to unaffiliated third parties. As noted in the prospectus forming a part of the Registration Statement, certain amounts of the indebtedness that was repaid with the net proceeds of the offering were guaranteed by certain directors and officers of the Company. This application of proceeds reflects the repayment of $1.3 million more of indebtedness than was contemplated by the prospectus in lieu of the immediate payment of expenses associated with upgrading signage and installing a "point of sale" computer system at each Precision Auto Care center. The Company does not believe that this is a material difference and notes that it applied the proceeds in this manner because it will take time to install the point of sale system and signage at each center and the Company determined it was prudent to eliminate additional indebtedness pending the application of funds to the signage upgrades and point of sale computer system installations in the coming months.


Item 3.  Defaults Upon Senior Securities.

                  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable.


Item 5.  Other Information.

                  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           11    Statement re: Computation of per share earnings

                           27    Financial Data Schedule

                  (b) The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 19, 1997                   PRECISION AUTO CARE, INC.


                                       By:
                                          John F. Ripley
                                          President and Chief Executive
                                                Officer


                                       By:
                                          Peter J. Kendrick
                                          Senior Vice President--Finance
                                                and Treasurer