Form 10-Q
period 1997-12-31
PRECISION AUTO CARE INC
filed 1998-02-17
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1997

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

         Yes  X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,474,435 shares of Common Stock as of February 15, 1998.

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

The consideration for the Combinations consisted of Common Stock. The Combinations are accounted for under the purchase method of accounting. WE JAC has been designated as the accounting acquirer for financial statement presentation purposes in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquirer for accounting purposes. Therefore, the accompanying historical financial statements as of June 30, 1997 and for the three month periods ended December 31, 1996 and 1997 that are presented as the historical financial statements of the registrant are statements of WE JAC. Unless the context otherwise requires, all references herein to the Company include WE JAC and the other Constituent Companies.

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

                           PRECISION AUTO CARE, INC.
                                 BALANCE SHEET
                                 (In Thousands)

                                                            December 31,    June 30,
                                                                1997         1997
                                                            (Unaudited)   (Unaudited)
                                                            -----------   -----------

                             ASSETS

Current Assets:
    Cash and cash equivalents                                 $  1,308    $    577
    Accounts receivable                                          7,706       4,080
    Inventory                                                    2,347         768
    Notes receivable, current portion                            1,000         513
    Prepaid expenses                                             2,054         661
    Deferred costs                                                  62       1,211
                                                              --------    --------
Total current assets                                            14,478       7,811

Notes receivable, noncurrent portion, net of allowance           1,371       1,361

Property, plant, and equipment, net                             13,529         854

Other assets:
    Goodwill                                                    31,737      15,968
    Deposits, trademarks, and other                                891         700
                                                              --------    --------
    Total other assets                                          32,628      16,669
                                                              ========    ========
Total assets                                                  $ 62,005    $ 26,694
                                                              ========    ========


               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $  5,779    $  4,943
    Accrued liabilities                                          1,649         178
    Notes payable, current                                         610       7,228
    Revolving line-of-credit                                                 1,529
    Income taxes payable                                         1,278         680
    Refundable deposits                                            130          81
    Deferred revenue, current portion                              335         413
                                                              --------    --------
Total current liabilities                                        9,781      15,053

Long-term debt, net of current portion                           6,678         622
Other long-term liabilities                                        715         724
                                                              --------    --------
Total liabilities                                               17,173      16,400

Stockholders' equity:
    Preferred stock, $.01 par; 1,000,000 shares authorized;
      none outstanding
    Common stock, $.01 par; 19,000,000 shares authorized;
    5,474,435 and 1,333,700 shares outstanding                      54          16
    Additional paid-in capital                                  41,677       8,408
    Retained earnings                                            5,572       4,343
    Treasury stock, at cost; 247,040 shares                     (2,472)     (2,472)
                                                              --------    --------
Total stockholders' equity                                      44,832      10,294
                                                              ========    ========
Total liabilities and stockholders' equity                    $ 62,005    $ 26,694
                                                              ========    ========

                           PRECISION AUTO CARE, INC.
                            STATEMENT OF OPERATIONS
                       (In Thousands, Except Share Data)



                                          Proforma Combined                              Proforma Combined
                                Adjusted for Offering and Acquisition           Adjusted for Offering and Acquisition
                                    Three Months Ended December 31,              Six Months Ended Ended December 31,
                                         1997            1996                           1997            1996
                                      (Unaudited)    (Unaudited)                     (Unaudited)    (Unaudited)
                                      -----------    -----------                     -----------    -----------
SALES
   Franchising
      Development                           434              730                          533             1,056
      Royalty                             3,521            3,129                        7,316             6,737
   Manufacturing & Distribution           6,500            6,360                       13,319            13,023
   Company Center Operations              1,110              912                        2,062             1,794
   Other                                     60               83                          116               143
                                    -----------      -----------                  -----------       -----------
Total Sales                              11,625           11,214                       23,344            22,753

DIRECT COST                               8,036            8,506                       16,435            16,992
                                    -----------      -----------                  -----------       -----------
CONTRIBUTION                              3,590            2,709                        6,910             5,761


GENERAL & ADMINISTRATIVE                  1,064              942                        2,164             1,825
DEPRECIATION                                212              207                          458               418
AMORTIZATION                                378              398                          756               781
                                    -----------      -----------                  -----------       -----------
OPERATING INCOME                          1,936            1,162                        3,531             2,738
OTHER INCOME (EXPENSE)
      Other Income (Expense)                (63)              55                           29               (10)
      Interest Income                        26               65                           81                65
      Interest Expense                     (122)            (110)                        (245)             (221)
                                    -----------      -----------                  -----------       -----------
Total Other Income (Expense)               (159)              10                         (134)             (166)
                                    -----------      -----------                  -----------       -----------
INCOME BEFORE TAXES                       1,776            1,172                        3,397             2,572
                                    -----------      -----------                  -----------       -----------
INCOME TAXES                                810              560                        1,578             1,210
                                    ===========      ===========                  ===========       ===========
NET INCOME                          $       966      $       612                  $     1,819       $     1,362
                                    ===========      ===========                  ===========       ===========

BASIC EARNINGS PER SHARE            $      0.18      $      0.11                  $      0.33       $      0.25
                                    ===========      ===========                  ===========       ===========

DILUTED EARNINGS PER SHARE          $      0.18      $      0.11                  $      0.33       $      0.25
                                    ===========      ===========                  ===========       ===========

SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE           5,474,435        5,474,435                    5,474,435         5,474,435
                                    ===========      ===========                  ===========       ===========

SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE         5,496,880        5,496,880                    5,496,880         5,496,880
                                    ===========      ===========                  ===========       ===========

                           PRECISION AUTO CARE, INC.
                            STATEMENT OF OPERATIONS
                       (In Thousands, Except Share Data)

                                Three Months Ended December 31,               Six Months Ended Ended December 31,
                                     1997              1996                          1997            1996
                                  (Unaudited)      (Unaudited)                    (Unaudited)    (Unaudited)
                                  -----------      -----------                    -----------    -----------
SALES
   Franchising
      Development                         387    $       700                     $       492    $       906
      Royalty                           3,515          3,123                           7,300          6,828
   Manufacturing & Distribution         5,706          2,941                           8,527          5,791
   Company Center Operations              710                                            710
   Other                                   60             83                             116            143
                                  -----------    -----------                     -----------    -----------
Total Sales                            10,378          6,846                          17,145         13,669

DIRECT COST                             7,149          4,986                          11,879          9,998

                                  -----------    -----------                     -----------    -----------
CONTRIBUTION                            3,229          1,860                           5,267          3,670


GENERAL & ADMINISTRATIVE                1,064            459                           1,870            983
DEPRECIATION                              146             71                             196            142
AMORTIZATION                              349            254                             579            493

                                  -----------    -----------                     -----------    -----------
OPERATING INCOME                        1,669          1,076                           2,622          2,053

OTHER INCOME (EXPENSE)
      Other Income (Expense)              (52)           (45)                             34            (99)
      Interest Income                      60             36                              97             74
      Interest Expense                   (196)          (218)                           (492)          (446)
                                  -----------    -----------                     -----------    -----------
Total Other Income (Expense)             (188)          (227)                           (361)          (471)
                                  -----------    -----------                     -----------    -----------
INCOME BEFORE TAXES                     1,481            849                           2,261          1,581
                                  -----------    -----------                     -----------    -----------
INCOME TAXES                              687            377                           1,040            713
                                  ===========    ===========                     ===========    ===========
NET INCOME                        $       794    $       472                     $     1,221    $       868
                                  ===========    ===========                     ===========    ===========

BASIC EARNINGS PER SHARE          $      0.16    $      0.09                     $      0.27    $      0.16
                                  ===========    ===========                     ===========    ===========

DILUTED EARNINGS PER SHARE        $      0.16    $      0.09                     $      0.27    $      0.16
                                  ===========    ===========                     ===========    ===========

SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE         4,992,078      4,027,365                       4,509,722      4,027,365
                                  ===========    ===========                     ===========    ===========

SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE       5,014,523      4,049,810                       4,532,167      4,049,810
                                  ===========    ===========                     ===========    ===========

                           PRECISION AUTO CARE, INC.
                            STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                              Six Months Ended
                                                                December 31,
                                                                    1997
                                                                 (Unaudited)
                                                              ----------------

OPERATING ACTIVITIES:
Net Income                                                          1,229
Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                   774
      Changes in operating assets and liabilities
        Accounts and notes receivable                              (3,260)
        Inventory                                                     132
        Prepaid expenses                                             (973)
        Accounts payable and accrued liabilities                     (580)
        Income taxes payable                                          598
        Deferred revenue, net                                         258
                                                                  -------
Net cash used in operating activities                              (1,821)

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                      (275)
     Acquisition of area rights                                      (638)
     Acquisition of manufacturing facility                         (2,850)
                                                                  -------
Net cash used in investing activities                              (3,762)

FINANCING ACTIVITIES:
     Issuance of common stock                                      20,534
     Loan acquisition costs                                           (40)
     Proceeds from term loan and line of credit                     5,742
     Transaction costs                                              1,149
     Repayments of long-term debt and notes payable               (21,071)
                                                                  -------
Net cash provided by financing activities                           6,315
                                                                  -------
Net change in cash and cash equivalents                               731

Cash and cash equivalents at beginning of period                      577
                                                                  -------
Cash and cash equivalents at end of period                          1,308
                                                                  =======

                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)

1.  Basis of Presentation

Precision Auto Care, Inc. was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, PAC acquired the Constituent Companies for consideration consisting of common stock. The closing of the Offering also occurred on that date.

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

The interim financial statements for the three and six month periods ended December 31, 1996 and 1997 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the company, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three and six month periods ended December 31, 1996 and 1997 includes the results of the Constituent Companies as if the Combinations had occurred at the beginning of each respective three month period. The pro forma combined financial information includes the effects of : (i) the Combinations; (ii) the provision for income taxes as if the income was subject to corporate federal and state income taxes during the periods; (iii) repayment of debt of $18.6 million; and (iv) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Constituent Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

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

3.  Credit Facility and Long-Term Debt

On November 12, 1997, the Company entered into a 3 year $20 million line of credit with Signet Bank. $10 million of the facility may be used as a revolving line and credit and $10 million for acquisitions and capital expenditures. The credit agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on the outstanding balances will be computed on either the Bank's floating and fluctuating prime commercial lending rate or the London Interbank Offered rate (LIBOR) plus a margin ranging from .25% to 2.00% depending on certain financial ratios. Availability fees ranging from .25% to .30% will be payable on the unused portion of the line of credit. The Company's subsidiaries have guaranteed repayment of all amounts due under the credit facility.

On November 12, 1997, proceeds from the Offering were used to prepay outstanding long-term debt some of which was guaranteed by stockholders of the Constituent Companies who were released from personal guarantees on that debt. The Company simultaneously drew on the line of credit for $1.6 million to pay off any balances remaining after application of the Offering proceeds.

As of December 31, 1997, the Company had outstanding $3.2 million on the revolving line of credit and $1.5 million on the acquisition line.

4.  Capital Stock

On November 12, 1997, PAC completed the Offering, which involved the sale by PAC of 2,666,540 shares of Common stock at a price to the public of $9.00 per share. The net proceeds to PAC from the Offering (after deducting underwriting discounts, commissions and offering expenses) was $19.6 million. Of this amount $18.6 million was used to repay debt.

5.  Earnings Per Share

The computation of pro forma net income per share for the three month period ended December 31, 1997 is based on 5,496,880 shares outstanding which includes the following shares:

    Issued in consideration for acquisition of Constituent companies   2,780,695
    Sold pursuant to offering                                          2,666,540
    Shares issued upon exercise of common stock warrants
        simultaneously with the offering                                  27,200
    Common equivalent shares outstanding using the treasury
             stock method related to options and warrants                 22,445
                                                                       ---------
                                                                       5,496,880

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 will have no material effect on the reported earnings per share for the Company.

6.    Accounting and Disclosure Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. It also issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be , limited to the presentation of its disclosures.

7.  Income Taxes

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

The Company intends to file a consolidated federal income tax return which includes the operations of the Constituent Companies for periods commencing on the date of the Combinations (November 12, 1997). The Constituent Companies will be individually responsible for filing federal income tax returns based on earnings through November 11, 1997. The provision for income taxes included in the Pro Forma Combined Statements of Operations for the three and six month periods ended December 31, 1996 and 1997 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

8.  Commitments and Contingencies

The Company carries a broad range of insurance coverage, including general and business liability, commercial property, workers' compensation and general umbrella policies. In November 1997, the Company secured Directors and Officers and Prospectus Liability insurance coverage with an aggregate limit of $5 million, this amount was subsequently increased to $10 million. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

At December 31, 1997, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1998 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of December 31, 1997 have not materially changed from June 30, 1997 when they were as follows:

                       Future Minimum          Sublease
                       Lease Payments           Income               Net
                       -----------------     -------------         --------
     1998                $1,200,884            $  820,000         $  380,884
     1999                   977,895               535,000            442,895
     2000                   822,895               371,000            451,895
     2001                   730,264               353,000            377,264
     2002                   657,000               353,000            304,000
     Thereafter           1,220,000             1,148,000             72,000
                         ----------             ---------         ----------
                         $5,608,938            $3,580,000         $2,028,938
                         ==========            ==========         ==========


9.  Purchase Accounting

          WE JAC issued in total 1,447,070 shares of its common stock to shareholders of the Constituent Companies in exchange for all of the outstanding shares of the respective companies. The fair market value of the shares issued is determined by the offering price of $9.00 per share for a total of $13,023,630. The assets acquired and liabilities assumed in the transaction consisted of the following:

              Assets

                       Cash                           $   249,790
                       Accounts Receivable                563,131
                       Inventory                        1,710,838
                       Prepaid Expenses                   419,511
                       Building and Fixtures            9,544,941
                       Equipment and Vehicles             444,145
                       Land                             2,606,975
                       Other Assets                       537,166

              Liabilities

                       Accounts payable               $ 1,456,076
                       Accrued liabilities                979,093
                       Current and non-current debt    13,237,528

The difference between the total consideration of the stock and the net value of the assets received and liabilities assumed is $12,619,830 which was booked as goodwill. Inventory was valued at the lower of cost or market. Accounts receivable is the amount expected to be collectible. Property, plant and equipment have been recorded at net book value and may be written up or down when further evidence would warrant such an adjustment. Liabilities are recorded as true obligations assumed by PACI.

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

RESULTS OF OPERATIONS-PRO FORMA COMBINED

The pro forma combined results of operations of the Company for the three month period discussed herein are only a summation of the revenues, direct costs, general and administrative expenses, and operating income of the Constituent Companies on a historical basis, which include pro forma adjustments for amortization of goodwill, interest expense eliminated on prepayment of debt and income taxes. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including: (i) the Constituent Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iii) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; (iv) the combined data does not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the automotive service industry. See "Seasonality and Quarterly Fluctuations--Pro Forma Combined." Accordingly, the operating results for interim periods shown or for other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:

                                        Three Months Ended December 31,
                                      1996         %      1997         %
                                      ----------------------------------
                                               (in thousands)

       Revenue                      $11,214       100   $11,625       100
       Direct Cost                    8,506        76     8,036        69
       General and Administrative       942         8     1,064         9
       Operating Income               1,162        10     1,936        17


Revenues. Revenues increased $411,000, or 3.6%, to $11.6 million for the three months ended December 31, 1997 from $11.2 million for three months ended December 31, 1996. A 3% increase in Precision Tune Auto Care same store sales and an overall 13% increase in Precision Tune Auto Care retail sales, led to an increase in royalty revenue of $392,000. Improved equipment sales in December led to an increase in manufacturing and distribution revenue of $140,000; and improved marketing and operations led to an increase of car wash and lube revenues of $198,000. This was offset by a decrease in franchise development revenues of $296,000. In the second quarter of 1996, the Company sold the Brazil master license for $320,000, which was only partially offset by the sale of the Indonesia master license during the second quarter of FY1998 for $200,000. Sales of new franchises were below last year as a result of having to re-file and get approved the Company's Uniform Franchise Offering Circular during the second quarter of FY1998. Until that was approved, no new sales offerings could be made.

Direct Cost. Direct Cost decreased $470,000, or 5.5%, to $8.0 million for the three months ended December 31, 1997 from $8.5 million for the three months ended December 31, 1996. This reflects a decrease of $31,000 in development. Improved operational and cost control in manufacturing and distribution led to a cost reduction of $512,000. This was offset by an increase in royalty cost of $31,000. Car wash operations increased costs $147,000 as additional infrastructure, marketing programs and personnel were introduced into the system to build same sales store in the future.

General and Administrative Expenses. General and administrative expenses increased $122,000, or 13 %, to $1.1 million for the three months ended December 31, 1997 from $942,000 for the three months ended December 31, 1996. General and administrative expenses as a percentage of revenues increased from 8% to 9% from December 31, 1996 to December 31, 1997. The increase was primarily associated with expenses were incurred for additional administrative support for the new business units and public company operations.

Operating Income. Operating income increased $774,000, or 67%, to $1.9 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. As a percentage of revenue, operating income increased to 17% from 10% primarily due to increased revenues and margins in franchising royalty and manufacturing and distribution operations.

Net Income. Net income increased $354,000 or 58% for the three months ended December 31, 1997 from $612,000, for the three months ended December 31, 1996. Per share earnings increased to $.7 per share to $.18 per share for the three months ended December 31, 1997 from $0.11 for the three months ended December 31, 1996.

Earnings before interest, income taxes, depreciation and the amortization of goodwill, (EBITDA earnings) increased $.12 or 36% to $.45 per share for the three months ended December 31, 1997 from $.33 per share for the three months ended December 31, 1996.

Earnings Before Interest, Income Taxes, Depreciation and Amortization of
Goodwill

The following table reconciles reported earnings to EBITDA earnings for the three months ended December 31, 1997.

                                            Proforma Combined
                              as Adjusted for Combination and Offering

                           Reported Earnings         EBITDA Earnings
                           -----------------         ---------------
Income before tax
   expense                 $        1,776            $        1,776
Interest expense                                                 96
Income tax expense                   (810)
Depreciation                                                    212
Amortization                                                    378

Net Income                             966                    2,462

Per Common Share           $           .18           $          .45

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:

                                        Six Months Ended December 31,
                                      1996         %      1997         %
                                      ----------------------------------
                                                (in thousands)

       Revenue                      $22,753       100   $23,344       100
       Direct Cost                   16,992        75    16,435        70
       General and Administrative     1,825         8     2,164         9
       Operating Income               2,738        12     3,531        15

Revenues. Revenues increased $591,000, or 2.6%, to $23.3 million for the six months ended December 31, 1997 from $22.7 million for six months ended December 31, 1996. A Precision Tune Auto Care same store sales increase of 3% and an overall increase in Precision Tune Auto Care retail sales of 13% primarily accounts for the increase in royalty revenue of $579,000. Increased marketing and advertising efforts led to the increase in manufacturing and distribution revenue of $296,000 and car wash and lube revenues of $268,000. These increases were offset by a decrease in franchise development revenues of $523,000. During the first six months of last year the Company sold master licenses to Brazil for $320,000 and Jamaica for $90,000 which was only partially offset by the sale of the Indonesia master license for $200,000 in the first six month of this year. Sales of new franchises during the first six months of this year were below last year as a result of having to re-file and get approved the Company's Uniform Franchise Offering Circular (UFOC) during the second quarter of FY1998. Franchise sales were "blacked out" until that offering circular was approved by all the required states. At the end of the quarter, the majority of the states had approved the UFOC.

Direct Cost. Direct Cost decreased $557,000, or 3.3%, to $16.4 million for the six months ended December 31, 1997 from $16.9 million for the six months ended December 31, 1996. Development costs decreased $95,000 as a result of the "black out" on sales and advertising during the period. Royalty costs decreased $128,000 as a result of purchasing back area sub franchisor territories. Improved operations and cost control in manufacturing and distribution reduced costs $311,000. These reductions were offset by an increase of $140,700 in car wash operations costs as additional as additional infrastructure, marketing programs and personnel were introduced into the system to build same sales store in the future.

General and Administrative Expenses. General and administrative expenses increased $339,000, or 18.5%, to $2.2 million for the six months ended December 31, 1997 from $1.8 million for the six months ended December 31, 1996. General and administrative expenses as a percentage of revenues increased from 8% to 9% from December 31, 1996 to December 31, 1997. Additional costs associated with public company operations and required additional support needed for the additional operating units resulted in the increase in G&A.

Operating Income. Operating income increased $793,000, or 29%, to $3.5 million for the six months ended December 31, 1997 from $2.7 million for the six months ended December 31, 1996. As a percentage of revenue, operating income increased to 15% from 12% primarily due to increased revenues and margins in franchising royalty and manufacturing and distribution operations.

Net Income. Net income increased $457,000 or 33% to $1.8 million for the six months ended December 31, 1997 from $1.3 million for the six months ended December 31, 1996. Per share earnings increased to $.8 per share to $.33 per share for the six months ended December 31, 1997 from $0.25 for the three months ended December 31, 1996.

Earnings before interest, income taxes, depreciation and the amortization of goodwill, (EBITDA earnings) increased $.16 or 22% to $.87 per share for the six months ended December 31, 1997 from $.71 per share for the six months ended December 31, 1996.

Earnings Before Interest, Income Taxes, Depreciation and Amortization of
Goodwill

The following table reconciles reported earnings to EBITDA earnings for the six months ended December 31, 1997.

                      Proforma Combined as Adjusted for Combination and Offering

                      Reported Earnings         EBITDA Earnings
                      -----------------         ---------------

Income before tax
   expense            $          3,397          $         3,397
Interest expense                                            164
Income tax expense              (1,578)
Depreciation                                                458
Amortization                                                755

Net Income                       1,819                    4,775

Per Common Share      $            .71          $           .87


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

RESULTS OF OPERATIONS-ACTUAL

The combined results of operations of the Constituent Companies for the three and six month periods ended December 31, 1997 do not represent the combined results of operations presented in accordance with generally accepted accounting principles, but include the operating results of the individual Constituent Companies for the time periods during which they were a member of the consolidated group and do not include the effect of proforma adjustments. The results for the three months ended December 31, 1996 only represent WE JAC's results as W JAC is designated as the accounting acquirer for financial statement purposes in accordance with the Securities and Exchange ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of the voting rights in the combined corporation is presumed to be the acquirer for accounting purposes. This data may be not comparable to and may not be indicative of the Company's post-combination results of operations.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                        Three Months Ended December 31,
                                      1996         %       1997        %
                                      ----------------------------------
                                                (in thousands)

       Revenue                       $6,846       100    $10,378      100
       Direct Cost                    4,986        73      7,149       69
       General and Administrative       459         7      1,064       10
       Operating Income               1,076        16      1,669       16


Revenues. Revenues increased $3.5 million to $10.3 million or 51.5% for the three months ended December 31, 1997 from $6.8 million for three months ended December 31, 1996. Precision Tune Auto Care same store sales increases of 3% accounts for the increase in royalty revenue of $392,000. The increase in manufacturing and distribution revenue of $2.7 million resulted from the acquisition of additional operating units. The purchase of additional units and improved operating and marketing programs increased car wash and lube revenues by $710,000. These increases were offset by a decrease in franchise development revenues of $313,000.

Direct Cost. Direct Cost increased $2.2 million, or 43%, to $7.1 million for the three months ended December 31, 1997 from $4.9 million for the three month period ended December 31, 1996. This reflects an increase in development costs of $65,000 as additional costs were incurred for the new franchise offerings. Manufacturing and distribution costs increased $1.8 million and car wash operations increased $391,000 from the addition of more operating units. These increases were offset by a reduction in royalty costs of $46,000 from the purchase of area sub franchisors.

General and Administrative Expenses. General and administrative expenses increased $605,000, or 132%, to $1.0 million for the three months ended December 31, 1997 from $459,000 for the three months ended December 31, 1996. Required additional administrative costs to support public company operations and the additional operating companies caused the majority of the increase.

Operating Income. Operating income increased $593,000 to $1.7 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. Operating income as a percentage of revenue remained constant at 16%.

Net income increased $332,000 to $794,000 or 68% for the three months ended December 31, 1997, from $472,000 for the three months ended September 30, 1996.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                         Six Months Ended December 31,
                                      1996         %      1997         %
                                      ----------------------------------
                                             (in thousands)

       Revenue                      $13,669       100   $17,145       100
       Direct Cost                    9,998        73    11,879        69
       General and Administrative       983         7     1,870        11
       Operating Income               2,053        15     2,622        15


Revenues. Revenues increased $3.5 million to $17.1 million or 25% for the six months ended December 31, 1997 from $13.6 million for six months ended December 31, 1996. Increases in same store sales of 3% and 13% in retail sales, led to an increase in royalty revenue of $472,000. The acquisition of additional operating units increased manufacturing and distribution revenue $2.7 million. The acquisition of additional operating units and Improved marketing programs and operations increased car wash and lube revenues by $710,000. These increases were offset by a decrease in franchise development revenues of $414,000. Large master license sales in 1996 and lower franchise sales resulting from a "black out" period while a new UFOC was approved, exacerbated the difference between the results for development in the first six months of FY1996 vs FY1997.

Direct Cost. Direct Cost increased $1.8 million, or 19%, to $11.8 million for the six months ended December 31, 1997 from $9.9 million for the six month period ended December 31, 1996. The increase in manufacturing and distribution costs of $1.8 million is accounted primarily by the costs associated with the purchase of additional operating units. Car wash operation costs increased $391,000 as the result of bringing additional units on line and increased expenditures for marketing and operations. Development costs decreased $75,000 during the "black out" period as advertising was curtailed. Royalty costs decreased $118,000 from the purchase of additional area sub franchisors.

General and Administrative Expenses. General and administrative expenses increased $887,000, or 90%, to $1.8 million for the six months ended December 31, 1997 from $983,000 for the six months ended December 31, 1996. Additional costs associated with the merger of the companies and operating as a public company, account for most of this increase.

Operating Income. Operating income increased $569,000 to $2.6 million for the six months ended December 31, 1997 from $2.0 million for the six months ended December 31, 1996. Operating income as a percentage of revenue remained constant at 15%.

Net income increased $353,000 to $1.2 million or 41% for the six months ended December 31, 1997, from $868,000 for the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES - ACTUAL

The following table sets forth selected information from the statement of cash flows of WE JAC and the Combined Companies for the time periods during which they were a member of the consolidated group and do not include the effect of pro forma adjustments:

                                                 Six months ended December 31,
                                                      1996        1997
                                                    --------------------
                                                      (in thousands)

        Net cash provided by operating activities   $   940    $   477
        Net cash used in investing activities          (428)    (3,762)
        Net cash used in financing activities          (899)    (4,017)
        Change in cash and cash equivalents            (388)       731


From October 1, 1997 through December 31, 1997, the Combined Companies generated $477,000 in net cash from operating activities. This amount was lower than the net cash provided by operating activities for the three months ended December 31, 1996 principally because of the increase in accounts receivable, prepaid expenses and accounts payable associated with the Combination. Cash used by investing activities in 1997 primarily consisted of the costs associated with the purchase of a manufacturing facility. Financing activities in 1997 included the net proceeds for the Offering less $18.6 million in payment on bank debt and was provided $5 million primarily of from bank debt.

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

On November 12, 1997 PAC completed the Offering, which involved the sale by PAC of 2,666,540 shares of Common stock at a price to the public of $9.00 per share. The net proceeds to PAC from the Offering (after deducting underwriting discounts, commissions and offering expenses) was $19.6 million. Of this amount $18.6 was used to prepay long-term debt. The Company simultaneously drew on the line of credit for $1.6 million to pay off any balances remaining after application of the Offering proceeds.

SEASONALITY AND QUARTERLY FLUCTUATIONS - ACTUAL

Net revenues and net income are generally higher in the first and fourth fiscal quarters. The Company expects this seasonality to continue in the future.

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

                  (c)  Not applicable

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

         The aggregate offering price of the shares of common stock sold by the Company was $23,998,860 and the aggregate offering price of the shares of common stock sold by the selling shareholders was $1,292,400. The Company incurred approximately $2.7 million in expenses in connection with the issuance and distribution of the securities registered. This amount does not include $1,679,920 of underwriting discounts and commissions payable by the Company. All such expenses involved direct or indirect payments to third parties and did involve any direct or indirect payments to directors or officers (or their associates) or to persons owning 10% or more of any class of equity securities of the Company or to the Company's affiliates. The net offering proceeds to the registrant after deducting the total expenses was $19.6 million.

         From the effective date of the Securities Act registration statement to December 31, 1997, the Company has used $18.6 million of the proceeds to discharge indebtedness and $1.0 million of the proceeds to finance the cash purchase price of its recently completed acquisition of Worldwide Drying Systems, Inc. All of such payments were direct or indirect payments to unaffiliated third parties. As noted in the prospectus forming a part of the Registration Statement, certain amounts of the indebtedness that was repaid with the net proceeds of the offering were guaranteed by certain directors and officers of the Company. This application of proceeds reflects the repayment of $1.3 million more of indebtedness than was contemplated by the prospectus in lieu of the immediate payment of expenses associated with upgrading signage and installing a "point of sale" computer system at each Precision Auto Care center. The Company does not believe that this is a material difference and notes that it applied the proceeds in this manner because it will take time to install the point of sale system and signage at each center and the Company determined it was prudent to eliminate additional indebtedness pending the application of funds to the signage upgrades and point of sale computer system installations in the coming months.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           11  Statement re: Computation of per share earnings

                           27  Financial Data Schedule

                  (b) The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 1998                   PRECISION AUTO CARE, INC.


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