Form 10-Q
period 1998-03-31
PRECISION AUTO CARE INC
filed 1998-05-15
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Yes  X      No

         The number of shares of Common Stock, par value $.01 per share, as of April 30, 1998 was 6,100,543 shares.

                           Precision Auto Care, Inc.

                                     Index

Part I.           Financial Information                                                         Page No.
                  Consolidated Balance Sheets at March 31, 1998 and June 30, 1997                   4

                  Consolidated Statement of Operations for the quarter and nine months              5
                       ended March 31, 1998 and 1997

                  Pro Forma Combined Statement of Operations for the quarter and nine               6
                       months ended March 31, 1998 and 1997

                  Consolidated Statement of Cash Flows for the nine months                          7
                       ended March 31, 1998 and 1997

                  Notes to the Consolidated Financial Statements                                    8

                  Management's Discussion and Analysis of Financial Condition and                  13
                       Results of Operations

Part II           Other Information                                                                21

Signatures                                                                                         22

Exhibit Index

Exhibit 11                                                                                         23

Exhibit 27                                                                                         24

                         PART I - FINANCIAL INFORMATION

ITEM     1. FINANCIAL STATEMENTS

GENERAL INFORMATION

Precision Auto Care, Inc. ("PAC" or the "Company") was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, simultaneously with the closing of its initial public offering (the "Offering") of common stock (the "Common Stock"), PAC acquired in a series of separate merger and exchange offer transactions (the "Combinations"), businesses engaged in (i) franchising and operating automobile repair and maintenance service centers ("Precision Tune Auto Care"), (ii) operating self-service and automated car wash centers ("Precision Auto Wash"), and (iii) franchising and operating fast oil change and lubrication service centers ("Precision Lube Express"). Through the Combinations, PAC acquired the outstanding capital stock of WE JAC Corporation ("WE JAC"), Miracle Industries, Inc. ("Miracle Industries"), Lube Ventures, Inc. ("Lube Ventures"), Rocky Mountain Ventures, Inc. ("Rocky Mountain I"), Rocky Mountain Ventures II, Inc. ("Rocky Mountain II"), Miracle Partners, Inc. ("Miracle Partners"), and membership interests in Prema Properties, Ltd. ("Prema Properties") Ralston Car Wash, Ltd. ("Ralston Car Wash"), and KBG, LLC ("KBG") (each a "Constituent Company" and collectively the "Constituent Companies").

The consideration for the Combinations consisted of Common Stock. The Combinations are accounted for under the purchase method of accounting. WE JAC has been designated as the accounting acquirer for financial statement presentation purposes in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquirer for accounting purposes. Therefore, the accompanying historical financial statements as of June 30, 1997 and for the three month and nine month periods ended March 31, 1997, that are presented as the historical financial statements of the Company, are statements of WE JAC, the accounting acquirer. Unless the context otherwise requires, all references herein to the Company include WE JAC and the other Constituent Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of WE JAC, Miracle Industries, Lube Ventures, and Prema Properties, and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-34439), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering. Additionally, the financial statements herein should be read in conjunction with the Financial Statements of Rocky Mountain I, Rocky Mountain II, Miracle Partners, and Ralston Car Wash and related notes thereto, all of which are included in the Company's Registration Statement on Form S-4 (No. 333-34449) as amended (the "Registration Statement") filed with the SEC in conjunction with the Combination.

                                         Precision Auto Care, Inc.
                                        Consolidated Balance Sheets
                                              (In Thousands)

                                                                      March 31,                June 30,
                                                                        1998                     1997
                                                                  -----------------        -----------------
                             ASSETS
Current Assets:
    Cash                                                                  $  3,308                 $    577
    Accounts receivable                                                     10,176                    4,080
    Notes receivable, current portion                                          847                      513
    Inventory                                                                3,410                      768
    Prepaid expenses                                                         1,749                    1,873
                                                                  -----------------        -----------------
Total current assets                                                        19,490                    7,811

Notes receivable, noncurrent portion, net of allowance                       1,460                    1,361

Property, plant, and equipment, net.                                        15,469                      854

Other assets:
    Cost in excess of net assets of acquired businesses                     43,143                   15,878
    Deposits, trademarks, and other                                          1,296                      790
                                                                  -----------------        -----------------
                                                                            44,439                   16,668
                                                                  -----------------        -----------------
Total assets                                                              $ 80,858                 $ 26,694
                                                                  =================        =================

               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable & accrued liabilities                                $  8,687                 $  5,121
    Notes payable, current                                                   1,240                    8,757
    Income taxes payable                                                     1,381                      680
    Refundable deposits                                                        332                       81
    Deferred revenue, current portion                                          413                      413
                                                                  -----------------        -----------------
Total current liabilities                                                   12,053                   15,052

Long-term debt, net of current portion                                      15,443                      622
Deferred revenue, net of current portion                                       989                      530
Other long-term liabilities                                                    493                      195
                                                                  -----------------        -----------------
Total liabilities                                                           28,978                   16,399

Stockholders' equity:
    Preferred stock, $.01 par; 1,000,000 shares authorized;
      none outstanding
    Common stock, $.01 par; 19,000,000 shares authorized;
      6,100,543 and 1,333,700 shares outstanding                                61                       16
    Additional paid-in capital                                              45,610                    8,408
    Retained earnings                                                        6,209                    4,343
    Treasury stock, at cost; 247,040 shares in 1997                              -                   (2,472)
                                                                  -----------------        -----------------
Total stockholders' equity                                                  51,880                   10,295
                                                                  =================        =================
Total liabilities and stockholders' equity                                $ 80,858                 $ 26,694
                                                                  =================        =================

                                             Precision Auto Care, Inc.
                                             Statements of Operations
                                         (In Thousands, Except Share Data)

                                       Three Months Ended March 31,             Nine Months Ended March 31,
                                        1998                 1997                1998                 1997
                                 -------------------  -------------------  ------------------   ------------------
  Sales
  Franchising
     Development                            $   688               $  239             $ 1,218              $ 1,265
     Royalty                                  3,440                3,413              10,752               10,120
  Manufacturing & distribution                6,026                3,023              14,504                8,815
  Company center operations                   1,456                                    2,165
  Other                                         157                   99                 273                  242
                                 -------------------  -------------------  ------------------   ------------------
Total sales                                  11,767                6,774              28,912               20,442

Direct cost                                   8,146                4,971              20,073               14,670
                                 -------------------  -------------------  ------------------   ------------------
Contribution                                  3,621                1,803               8,839                5,772

General & administrative expenses               885                  675               2,706                2,135
Depreciation & amortization                     603                  274               1,378                  730
                                 -------------------  -------------------  ------------------   ------------------
Operating income                              2,133                  854               4,755                2,907

Other income (expense)
   Interest income                               40                   34                 136                  108
   Interest expense                            (238)                (292)               (730)                (738)
   Other income (expense)                       (68)                 (89)                (32)                (189)
                                 -------------------  -------------------  ------------------   ------------------
Total other income (expense)                   (266)                (347)               (626)                (819)
Earnings before income taxes                  1,867                  507               4,129                2,088
                                 -------------------  -------------------  ------------------   ------------------
Provision for income taxes                      862                  253               1,903                  966
                                 -------------------  -------------------  ------------------   ------------------
Net earnings                                $ 1,005               $  254             $ 2,226              $ 1,122
                                 ===================  ===================  ==================   ==================
Earnings per share
Basic                                       $  0.18               $ 0.19             $  0.62              $  0.76
                                 ===================  ===================  ==================   ==================

Diluted                                     $  0.18               $ 0.18             $  0.61              $  0.73
                                 ===================  ===================  ==================   ==================

                                             Precision Auto Care, Inc.
                                    Pro Forma Combined Statements of Operations
                                         (In Thousands, Except Share Data)

                                              Proforma Combined                        Proforma Combined
                                    Adjusted for Offering and Acquisition    Adjusted for Offering and Acquisition
                                        Three Months Ended March 31,              Nine Months Ended March 31,
                                         1998                 1997                 1998                 1997
                                   ------------------   ------------------  -------------------  -------------------
Sales
   Franchising
      Development                            $   688              $   272              $ 1,220              $ 1,328
      Royalty                                  3,440                3,412               10,756               10,149
   Manufacturing & distribution                6,026                5,346               19,345               18,368
   Company center operations                   1,456                1,259                3,517                3,052
   Other                                         157                   98                  273                  243
                                   ------------------   ------------------  -------------------  -------------------
Total sales                                   11,767               10,387               35,111               33,140

Direct cost                                    8,146                7,396               24,580               24,388
                                   ------------------   ------------------  -------------------  -------------------
Contribution                                   3,621                2,991               10,531                8,752

General & administrative                         885                  961                3,050                2,786
Depreciation & amortization                      603                  722                1,817                1,920
                                   ------------------   ------------------  -------------------  -------------------
Operating income                               2,133                1,308                5,664                4,046
Other income (expense)
      Interest income                             40                   49                  121                  114
      Interest expense                          (238)                (110)                (483)                (331)
      Other income (expense)                     (68)                (288)                 (37)                (298)
                                   ------------------   ------------------  -------------------  -------------------
Total other income (expense)                    (266)                (349)                (399)                (515)
Earnings before taxes                          1,867                  959                5,265                3,531
                                   ------------------   ------------------  -------------------  -------------------
Income taxes                                     862                  523                2,441                1,733
                                   ------------------   ------------------  -------------------  -------------------
Net earnings                                 $ 1,005              $   436              $ 2,824              $ 1,798
                                   ==================   ==================  ===================  ===================
Earnings per share
   Basic                                     $  0.18              $  0.08              $  0.52              $  0.32
                                   ==================   ==================  ===================  ===================

   Diluted                                   $  0.18              $  0.08              $  0.51              $  0.32
                                   ==================   ==================  ===================  ===================

                                    Precision Auto Care, Inc.
                                    Statements of Cash Flows
                                         (In Thousands)

                                                               Nine Months Ended March 31,
                                                                1998                 1997
                                                         -------------------  -------------------
 Operating activities:
 Net income                                                        $  2,226              $ 1,122
 Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   1,378                  730
      Gain on sale of assets                                            (29)
      Changes in operating assets and liabilities
           Accounts and notes receivable                             (4,387)              (1,674)
           Inventory                                                   (643)                 254
           Prepaid expenses, deposits, and other                       (453)                (369)
           Accounts payable and accrued liabilities                     463                1,054
           Income taxes payable                                         638                  390
           Deferred revenue, net                                         57                 (325)
                                                         -------------------  -------------------
 Net cash provided by operating activities                             (750)               1,182

 Investing activities:
      Purchases of property, plant and equipment                     (1,409)                (222)
      Sale of assets                                                    127                  207
      Acquisition of area rights                                       (582)                (377)
      Acquisition of businesses                                     (20,071)
                                                         -------------------  -------------------
 Net cash used in investing activities                              (21,935)                (392)

 Financing activities:
      Issuance of common stock                                       24,627                  106
      Purchase of treasury stock                                                          (2,472)
      Transaction costs                                              (4,957)
      Proceeds from term loan and line of credit                      7,417
      Increase in term loan                                           8,468                2,919
      Repayments of long-term debt                                   (9,778)              (1,564)
      Payment of cash dividend                                         (361)
                                                         -------------------  -------------------
 Net cash used in financing activities                               25,416               (1,011)

                                                         -------------------  -------------------
 Net change in cash and cash equivalents                              2,731                 (221)

 Cash at beginning of period                                            577                  751

                                                         -------------------  -------------------
 Cash at end of period                                             $  3,308              $   530
                                                         ===================  ===================

                            Precision Auto Care, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

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

For financial statement purposes, WEJAC, one of the Constituent Companies, has been identified as the accounting acquirer. Accordingly, the historical financial statements of Precision Auto Care, Inc. represent those of WEJAC prior to the Combination and the Offering and include the results of operations and cash flows of the Constituent Companies subsequent to the Combination. The Combination was accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Constituent Companies have been initially assigned and recorded based on the estimated fair market value at the time of the Combination and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The accompanying financial statements are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the end of the fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the Company, results of operations and cash flows with respect to the interim financial statements, have been included. The results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The accompanying unaudited pro forma combined statements of operations includes the results of the Constituent Companies as if the Combinations had occurred at beginning of fiscal year 1997. The pro forma combined financial information includes the effects of : (i) the Combinations; (ii) the provision for income taxes as if the income was subject to corporate federal and state income taxes during the periods; (iii) repayment of debt of $18.6 million; and (iv) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Constituent Companies were not under common control or management; accordingly, the pro forma combined statements of operations may not be indicative of or comparable to the Company's post-Combination results of operations.

2.  Inventory

The components of inventory at March 31, 1998 and June 30, 1997 were:

                                                                       (in Thousands)
                                                               ------------------------------
                                                                1998                    1997
                                                               ------                  ------
         Raw material                                          $  955                       -
         Work in process                                          450                       -
         Finished goods                                           178                       -
         Parts and supplies                                     1,827                   $ 768
                                                                -----                   -----

                  Total                                        $3,410                   $ 768

3.  Credit Facility and Long-Term Debt

On November 12, 1997, the Company entered into a three year $20 million Loan and Security Agreement with a bank. The Loan and Security Agreement provides for a revolving line of credit and an acquisition and capital expenditure line of credit. Borrowings under the acquisition and capital expenditure line of credit are amortized over a five year period and borrowings under both the acquisition and revolving lines of credit at due and payable on November 1, 2000. The credit agreement, as amended, requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on the outstanding balances is computed on either the Bank's floating and fluctuating prime commercial lending rate or the London Inter-bank Offered rate (LIBOR) plus a margin ranging from .25% to 2.00% depending on certain financial ratios. Availability fees ranging from .25% to .30% are payable on the unused portion of the line of credit. The Company's subsidiaries have guaranteed repayment of all amounts due under the credit facility.

As of March 31, 1998, the Company had outstanding $7.4 million on the revolving line of credit and $6.9 million on the acquisition line bearing an interest rate of 7.4% per annum.

4.  Capital Stock

On November 12, 1997, the Company issued 1,436,799 shares of Common Stock in connection with the Combination and 2,666,540 shares in connection with the Offering. The shares issued in connection with the Offering were sold at a price of $9.00 per share. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were $19.6 million. Of this amount $18.6 million was used to repay debt.

In January the Company issued 17,114 shares of Common Stock to employees under the 1997 Employee Stock Purchase Plan, which permits employees to purchase shares of the Company's Common Stock at 85% of fair market value during the quarterly offering period.

In March 1998 the Company issued 619,265 shares of Common Stock in connection with the acquisition of Promotora de Franquicias Praxis, S.A. de C.V. (See
Note 10 of Notes to Consolidated Financial Statements).

5.  Accounting and Disclosure Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. The FASB also issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be , limited to the presentation of its disclosures.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 had no material effect on the reported earnings per share for the Company.

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

The Company intends to file a consolidated federal income tax return which will include the operations of the Constituent Companies for periods commencing on the date of the Combinations (November 12, 1997). The Constituent Companies will be individually responsible for filing federal income tax returns based on earnings through November 11, 1997. The provision for income taxes included in the Pro Forma Combined Statements of Operations for the three and nine month periods ended March 31, 1998 and 1997 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

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

At March 31, 1998, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1998 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of March 31, 1998 have not materially changed from June 30, 1997 when they were as follows:

                           Future Minimum               Sublease
                           Lease Payments                Income                   Net
                           -----------------           ----------              ----------
         1998                 $1,200,884               $  820,000              $  380,884
         1999                    977,895                  535,000                 442,895
         2000                    822,895                  371,000                 451,895
         2001                    730,264                  353,000                 377,264
         2002                    657,000                  353,000                 304,000
         Thereafter            1,220,000                1,148,000                  72,000
                              ----------               ----------              ----------
                              $5,608,938               $3,580,000              $2,028,938
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

9.  Purchase Accounting

WE JAC issued in November 1997 a total of 1,436,799 shares of common stock to shareholders of the Constituent Companies in exchange for all of the outstanding shares of the respective companies. The fair market value of the shares issued is determined by the offering price of $9.00 per share for a total of $12,931,938. The assets acquired and liabilities assumed in the transaction consisted of the following:

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





The difference between the total consideration of the stock and the net value of the assets received and liabilities assumed is $12,528,138 which was recorded as cost in excess of net assets of acquired businesses. Inventory was valued at the lower of cost or market. Accounts receivable is the amount expected to be collectible. Property, plant and equipment have been recorded at estimated fair market value and may be adjusted when further evidence would warrant such an adjustment. Liabilities are recorded as true obligations assumed by PAC.

10.   Acquisitions

On March 31, 1998, the Company acquired all of the outstanding stock of Promotora de Franquicias Praxis, S.A. de C.V. ("Praxis"), the Master Licensee of the Precision Tune Auto Care franchise for Mexico. The purchase price was approximately $10.5 million, which included $3.8 million in cash and 619,265 shares of the Company's common stock valued at $6.7 million. The cash portion of the purchase price was financed by borrowing under the Company's acquisition line of credit.

On March 20, 1998, the Company acquired substantially all of the assets of Greenwood Manufacturing, Inc. ("Greenwood"), a sheet metal fabricator, for approximately $450,000 in cash. The Company also acquired on March 31, 1998, a 25% member interest in Indy Ventures L.L.C., the owner and operator car wash and lube centers Indiana. The Company had previously acquired a 50% ownership in Indy Ventures in connection with the Combination in November 1997. The purchase of Greenwood and the 25% members interest in Indy Ventures was financed by borrowing under the Company's line of credit.

The acquisitions of Praxis, Greenwood and Indy Ventures were accounted using the purchase method of accounting, and the purchase prices were allocated to the assets acquired and the liabilities assumed based on their estimated fair market value. The excess of the preliminary allocation of the cost of the acquisition over the estimated fair market value of the net assets acquired is being amortized over a period of thirty years.

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

RESULTS OF OPERATIONS-PRO FORMA COMBINED

The pro forma combined results of operations of the Company for the periods discussed herein are only a summation of the revenues, direct costs, general and administrative expenses, and operating income of the Constituent Companies on a historical basis, which include pro forma adjustments for amortization of goodwill, interest expense eliminated on prepayment of debt and income taxes. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including:
(i) the Constituent Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iii) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; (iv) the combined data does not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the automotive service industry. See "Seasonality and Quarterly Fluctuations". Accordingly, the operating results for interim periods shown or for other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:

                                                       Three Months Ended March 31
                                                1998           %           1997          %
                                              -----------------------------------------------
                                                               (in thousands)
Revenue                                       $11,767          100       $10,387         100
Direct Cost                                     8,146           69         7,396          71
General and Administrative                        885            7           961           9
Operating Income                                2,133           18         1,308          12

Revenues. Revenues increased $1.4 million, or 13.3%, to $11.8 million for the three months ended March 31, 1998 from $10.4 million for three months ended March 31, 1997. Development sales increased $416,000 over 1997 from the sale of a master license to Indonesia, an increase franchise sales in Mexico and the sale of a turnkey car wash in Indiana. Royalty revenue for the quarter from the auto care system increased proportionately with the growth in center sales. The mild winter weather improved car wash equipment sales in the third quarter by $680,000. The milder weather allowed construction to proceed which would normally be slowed or halted during inclement weather. Milder winter weather also contributed to an increase of $198,000 in car wash and lube revenues as cars were able to move about more.

Direct Cost. Direct Cost increased $750,000, or 10.1%, to $8.1 million for the three months ended March 31, 1998 from $7.4 million for the three months ended March 31, 1997. The increase reflects a $38,000 increase in development costs from improved sales. Improved efficiencies and cost control in retail operations led to a decrease in direct costs of $172,000. Increased sales in manufacturing and distribution led to a resultant increase in direct costs of $552,000. Although company store operations showed improved sales, direct costs increased $256,000 which was disproportional to the sales increase. This increase resulted from costs associated with the additional marketing programs and personnel needed to build same store sales in the future. Direct cost as a percentage of sales decreased to 69% from 71% from March 31, 1998 to March 31, 1997.

General and Administrative Expenses. General and administrative expenses decreased $76,000, or 7.9%, to $885,000 for the three months ended March 31, 1998 from $961,000 for the three months ended March 31, 1997. General and administrative expenses as a percentage of sales decreased to 7.5% from 9.3% from March 31, 1997 to March 31, 1998. The decrease is attributed to the continued consolidation of support activities from the field and the continued implementation of a cost control program.

Operating Income. Operating income increased $825,000, or 63.1%, to $2.1 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. As a percentage of revenue, operating income increased to 18.1%
from 12.6% primarily due to increased revenues and margins in franchising, royalty income and manufacturing and distribution operations.

Net Income. Net income increased $569,000 or 130.5% to $1 million for the three months ended March 31, 1998 from $436,000, for the three months ended March 31, 1997. Net income as a percent of sales increased to 8.5% from 4.2%. Per share earnings increased to $.18 per share for the three months ended March 31, 1998 from $0.08 for the three months ended March 31, 1997.

Earnings before interest, income taxes, depreciation and the amortization of goodwill (EBITDA earnings). EBITDA increased $927,000 or 53.2% to $2.7 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:

                                                       Nine Months Ended March 31,
                                               1998            %          1997           %
                                              ----------------------------------------------
                                                             (in thousands)
Revenue                                       $35,111          100      $33,140         100
Direct Cost                                    24,580           70       24,388          74
General and Administrative                      3,050            9        2,786           9
Operating Income                                5,664           16        4,046          11

Revenues. Revenues increased $2 million, or 6.0%, to $35.1 million for the nine months ended March 31, 1998 from $33.1 million for nine months ended March 31, 1997. Franchising activities showed a modest nine month decrease of $69,000 over last year. During the first nine months of 1997 the Company sold master licenses to Brazil for $320,000 and Jamaica for $90,000 which was only partially offset by the sales of master licenses to Indonesia for $200,000 and the Dominican Republic for $85,000 during the first nine months of this year. Sales of new franchises during the first nine months of 1998 were below 1997 as a result of having to re-file and get approval of the Company's Uniform Franchise Offering Circular (UFOC) during the second quarter of FY1998 due to the merger and IPO. Franchise sales could not be made or were "blacked out" until that offering circular was approved by all the required states, which has been completed. Royalty revenues increased $610,000 over 1997. Precision Tune Auto Care same store sales increases and a 7% overall increase in Precision Tune Auto Care retail sales accounts for the increase. Favorable weather conditions, and increased marketing and advertising efforts led to the increase in manufacturing and distribution revenue of $936,000 and car wash and lube revenues of $466,000.

Direct Cost. Direct Cost increased $192,000, or 1.0%, to $24.6 million for the nine months ended March 31, 1998 from $24.4 million for the nine months ended March 31, 1997. Franchising costs decreased $94,000, primarily as a result of a decrease in advertising costs associated with the "black out" on sales activities during the period.

Increased efficiencies and the purchase of area sub-franchisor rights accounts for the $265,000 decrease in royalty costs. Additional sales, advertising and personnel expenses account for the $241,000 increase in manufacturing and distribution costs. Company store operations also experienced an increase of $396,000 in costs as continued infrastructure for marketing programs and personnel were introduced into the system to build same sales store in the future.

General and Administrative Expenses. General and administrative expenses increased $264,000, or 9.5%, to $3.1 million for the nine months ended March 31, 1998 from $2.8 million for the nine months ended March 31, 1997. General and administrative expenses as a percentage of revenues remained essentially constant at 9% from March 31, 1997 to March 31, 1998.

Operating Income. Operating income increased $1.6 million or 40%, to $5.7 million for the nine months ended March 31, 1998 from $4.0 million for the nine months ended March 31, 1997. As a percentage of revenue, operating income increased to 16% from 11% primarily due to increased revenues and margins in royalty and manufacturing and distribution operations.

Net Income. Net income increased $1 million or 57.1% to $2.8 million for the nine months ended March 31, 1998 from $1.8 million for the nine months ended March 31, 1997. Per share earnings increased to $.51 per share for the nine months ended March 31, 1998 from $0.32 for the nine months ended March 31, 1997.

Earnings before interest, income taxes, depreciation and the amortization of goodwill, (EBITDA earnings). EBITDA increased $1.5 million or 25% to $7.6 million from the nine months ended March 31, 1998 from $6.1 million for the nine months ended March 31, 1997.

RESULTS OF OPERATIONS-ACTUAL

On November 12, 1997, Precision Auto Care, Inc., a non-operating company acquired in a series of separate merger and stock exchange offer transactions the outstanding capital stock of the Constituent Companies, including WE JAC. In the Combination of the Constituent Companies, WE JAC shareholders received the largest portion of he voting rights in the combined corporation. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 97, WE JAC is presumed to be the acquirer of the Constituent Companies for accounting and reporting purposes. Therefore, the Company's actual reported results of operations include the results of operations of WE JAC for the period subsequent to the Combination on November 12, 1997. Consequently, the actual results of operations reported herein may not be comparable to and indicative of the Company's post Combination results of operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                                         Three Months Ended March 31,
                                                  1998          %            1997         %
                                                 -------------------------------------------
                                                               (in thousands)
Revenue                                          $11,767       100           $6,774      100
Direct Cost                                        8,146        69            4,971       73
General and Administrative                           885         8              675       10
Operating Income                                   2,133        18              854       13

Revenues. Revenues increased $5 million to $11.8 million or 74% for the three months ended March 31, 1998 from $6.8 million for three months ended March 31, 1997. Development sales increased $449,000 over 1997 from the sale of a master license to Indonesia, franchises in Mexico and the sale of car wash development property in Indiana. The acquisition of additional operating units increased manufacturing and distribution revenues by $3 million. Mild winter weather also contributed to improved equipment sales by allowing construction to proceed which would normally be halted during inclement weather. Company store operations increased $1.4 million, there were to comparable operations in 1997.

Direct Cost. Direct Cost increased $3.2 million, or 64%, to $8.1 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. This increase is directly attributable to manufacturing and distribution costs of $2.2 million associated with the acquisition of additional operating units. Company wash and lube operation costs of $979,000 also contributed to the increase. There were no company wash and lube store operations in 1997.

General and Administrative Expenses. General and administrative expenses increased $210,000, or 31%, to $885,000 for the three months ended March 31, 1998 from $675,000 for the three months ended March 31, 1997. Additional administrative costs required to support public company operations and the additional operating companies caused the majority of the increase. General and administrative expenses as a percentage of revenues decreased to 8% for the three months ended March 31, 1998 from 10% for the three months ended March 31, 1997.

Operating Income. Operating income increased $1.3 million or 150% to $2.1 million for the three months ended March 31, 1998 from $854,000 for the three months ended March 31, 1997. Operating income as a percentage of revenue increased to 18% from 13%.

Net income increased $751,000 to $1.0 million or 295% for the three months ended March 31, 1998, from $254,000 for the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                                        Nine Months Ended March 31,
                                                1998             %         1997           %
                                               ----------------------------------------------
                                                              (in thousands)
Revenue                                        $28,912          100       $20,442         100
Direct Cost                                     20,073           69        14,670          72
General and Administrative                       2,706            9         2,135          10
Operating Income                                 4,755           16         2,907          14

Revenues. Revenues increased $8.5 million to $28.9 million or 41% for the nine months ended March 31, 1998 from $20.4 million for nine months ended Match 31, 1997. Franchise and master license sales showed a $47,000 decrease in at March 31, 1998 over last year. Large master license sales in FY1996 and lower franchise sales resulting from a "black out" period while a new UFOC was approved, exacerbated the difference between the results for development in the first nine months of FY1998 vs FY1997. Increases in Precision Tune Auto Care same store sales of 4% and 7% in retail sales, led to an increase in royalty revenue of $631,000. The acquisition of additional operating units increased manufacturing and distribution revenue by $5.7 million. The addition of company wash and lube operations added wash and lube revenues of $2.2 million.

Direct Cost. Direct Cost increased $5.4 million, or 37%, to $20.1 million for the nine months ended March 31, 1998 from $14.7 million for the nine month period ended March 31, 1997. Development costs decreased $176,000 during the "black out" period as advertising and sales costs were curtailed. Royalty costs increased $214,000 from increased sales volume. The increase in manufacturing and distribution costs of $4.0 million is accounted primarily by the costs associated with the purchase of additional operating units. Car wash operation costs increased $1.4 million over the previous year when there were no sales for company store wash and lube operations.

General and Administrative Expenses. General and administrative expenses increased $570,000, or 27%, to $2.7 million for the nine months ended March 31, 1998 from $2.1 million for the nine months ended March 31, 1997. Additional costs associated with the merger of the companies and operating as a public company, account for most this increase. General and administrative expenses as a percentage of revenues however decreased to 9% for the nine months ended March 31, 1998 from 10% for the nine months ended March 31, 1997.

Operating Income. Operating income increased $1.8 million or 64% to $4.8 million for the nine months ended March 31, 1998 from $2.9 million for the nine months ended March 31, 1997. Operating income as a percentage of revenue increased to 16% from 14% over the same period last year.

Net income increased $1.1 million to $2.2 million or 98% for the nine months ended December 31, 1997, from $1.1 million for the nine months ended March 31, 1997. Net income as a percentage of revenue increased to 8% from 5% over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES-ACTUAL

The following table sets forth selected information from the statement of cash flows of WE JAC and the Combined Companies for the time periods during which they were a member of the consolidated group and do not include the effect of proforma adjustments.

                                                                  Nine months ended March 31,
                                                                1998                      1997
                                                              ----------------------------------
                                                                        (in thousands)
Net cash used/provided by operating activities                $   (750)                 $ 1,182
Net cash used in investing activities                          (21,935)                    (392)
Net cash provided/used in financing activities                  25,416                   (1,011)
Change in cash                                                   2,731                     (221)

From July 1, 1997 through March 31, 1998, the Combined Companies used $750,000 in net cash from operating activities. This amount was lower than the net cash provided by operating activities for the nine months ended March 31, 1997 principally because of the increase in sales and the resulting accounts receivable during the period. In addition, inventory increased to service the additional sales. Prompt payment to our vendors to insure timely delivery of needed parts and supplies decreased accounts payable. Increased income for the period led to an increase in the use of cash required for income taxes. The significant use of cash used by investing activities for the nine months ended March 31, 1998 primarily consisted of the acquisition costs associated with the purchase of the additional operating units. Net cash provided by financing activities for the nine months ended March 31, 1998 included $24.6 million in proceeds from the Offering less transaction costs of $5.0 million and payment on the original long-term debt of $9.8 million. This was offset by an proceeds from a new term loan and line of credit of $7.4 million and an increase in a new term loan of $8.5 million. The increase in cash results from the balance of the proceeds of the Offering offset against the payment on the original debt.

On November 12, 1997, the Company received from Signet Bank a $20 million line of credit, $10 million which was structured as a revolving line of credit to be used for working capital purposes and $10 million of which was structured as a line for term loans to fund acquisitions. The bank, which is now part of First Union National Bank has subsequently increased the line of credit to $25 million, with flexible thresholds for the working capital and acquisition portions. The credit agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on (among other things) additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends and procedures for the approval of acquisitions. Interest on the outstanding balances will be computed on either the Bank's floating and fluctuating prime commercial lending rate or the London

Interbank Offered rate (LIBOR) plus a margin ranging from .25% to 2.00% depending on certain financial ratios. Availability fees ranging from .25% to
 .30% will be payable on the unused portion of the line of credit. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

The Company expects that the consummation of future acquisitions could reduce the Company's liquidity, therefore, the Company intends to make arrangements to secure additional financing to fund future acquisitions and related working capital demands. There can be no assurance that the Company will obtain such financing or that such financing will be obtained on terms favorable to the Company.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

Seasonal changes may impact various sectors of the Company's business differently and, accordingly, the Company's operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care, Precision Lube Express, and Precision Auto Wash centers. Severe winter weather and rainy conditions may also adversely impact the Company's sale and installation of car wash equipment. Conversely, the Precision Auto Wash business is favorably impacted by the normal winter weather conditions as demand for the Company's car wash service increases substantially in winter months.

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

Item 2.  Changes in Securities and Use of Proceeds.

                  (a) Not applicable.

                  (b) Not applicable.

                  (c) On March 31, 1998, the Registrant issued, in the aggregate, 619,265 shares of its common stock to the three stockholders of Promotora de Francquicias Praxis, S.A. de C.V. ("Praxis"), in connection with the Registrant's acquisition of Praxis. The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The Registrant did not engage in any advertising or general solicitation in connection with the offer and sale of the securities andobtained investment representations from each of the stockholders. The certificates issed by th Registrant also bear an appropriate restrictive legend.

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

The Company used $18.6 million of the proceeds to discharge indebtedness and $1.0 million of the proceeds to finance the cash purchase price of its recently completed acquisition of Worldwide Drying Systems, Inc. All of such payments were direct or indirect payments to unaffiliated third parties. As noted in the prospectus forming a part of the Registration Statement, certain amounts of the indebtedness that was repaid with the net proceeds of the offering were guaranteed by certain directors and officers of the Company. This application of proceeds reflects the repayment of $1.3 million more of indebtedness than was contemplated by the prospectus in lieu of the immediate payment of expenses associated with upgrading signage and installing a "point of sale" computer system at each Precision Auto Care center. The Company does not believe that this is a material difference and notes that it applied the proceeds in this manner because it will take time to install the point of sale system and signage at each center and the Company determined it was prudent to eliminate additional indebtedness pending the application of funds to the signage upgrades and point of sale computer system installations in the coming months.

Item 3.  Defaults Upon Senior Securities.

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.  Other Information.

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      11 Statement re: Computation of per share earnings

                      27 Financial Data Schedule

                  (b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May __, 1998                                   PRECISION AUTO CARE, INC.


                                               By: _____________________________
                                                   John F. Ripley
                                                   President and Chief Executive
                                                        Officer

                                               By: _____________________________
                                                   Peter J. Kendrick
                                                   Vice President-Finance
                                                        and Treasurer