Form 10-K
period 1998-06-30
PRECISION AUTO CARE INC
filed 1998-09-28
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998
                         Commission file number 1-14510

                           PRECISION AUTO CARE, INC.
             (Exact name of registrant as specified in its charter)

              Virginia                                            54-1847851
---------------------------------                          ---------------------
(State or other jurisdiction                               (IRS Employer ID No.)
of incorporation or organization)

748 Miller Drive, S.E.
Leesburg, Virginia                                                   20175
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (703) 777-9095
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES  X   NO
                                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 18, 1998 was $16,726,031 based on the closing price of $7.00 per share. As of that date, 6,120,543 shares of Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

                                                 TABLE OF CONTENTS

        Explanatory Note: Certain information called for by items 6, 7, 7A, 8 and 14 to this Annual Report on Form 10-K cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant.

                                                                                                              Page
                                                                                                              ----
PART I            Item 1.           Business                                                                    1
                  Item 2.           Properties                                                                 15
                  Item 3.           Legal Proceedings                                                          16
                  Item 4.           Submission of Matters to a Vote of Security Holders                        16

PART II           Item 5.           Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                                        17
                  Item 6.           Selected Financial Data                                                    18
                  Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        18
                  Item 7A.          Quantitative and Qualitative Disclosure about Market Risk                  19
                  Item 8.           Financial Statements and Supplementary Data                                19
                  Item 9.           Changes in and Disagreements With Accountants on
                                    Accounting and Financial Disclosure                                        20

PART III          Item 10.          Directors and Executive Officers of the Registrant                         21
                  Item 11.          Executive Compensation                                                     21
                  Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management                                                             21
                  Item 13.          Certain Relationships and Related Transactions                             21

PART IV           Item 14.          Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                                22

                           Forward-Looking Statements


         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," general economic and business and market conditions, changes in federal and state laws, increased competitive pressure in the automotive aftermarket services business, and costs or difficulties relating to the integration of acquired businesses (including the businesses the Company acquired in connection with its November, 1997 initial public offering), including difficulties in achieving expected cost savings and operating synergies.

PART I

Item 1.           Business
                  --------

Overview
--------

Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

       * Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At June 30, 1998, these services were provided at 556 Precision Tune Auto Care centers owned and operated by franchisees and 8 owned and operated by the Company.

       * Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At June 30, 1998, there were 36 Company-owned car wash centers and 9 franchised car wash centers.

       * Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At June 30, 1998, there were 7 Precision Lube Express centers owned and operated by franchisees and 7 owned and operated by the Company. As of that date there were also 19 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

The Company supports its franchisees and Company-owned centers by distributing certain automotive and car washing parts and supplies, and manufacturing and distributing pre-fabricated modular buildings and car wash equipment and chemicals.

The Company, a Virginia corporation, was incorporated in April 1997, but through predecessors has been in the automotive maintenance services business for over twenty years. The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups. Franchising of Precision Tune centers began the next year. As changes in automotive technology reduced the need for traditional tune-ups, Precision Tune expanded its menu of offered automotive maintenance services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services. In September 1996, Precision Tune's name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). The nine companies joined with WE JAC Corporation in the IPO Combination were: Miracle Industries, Inc.; Lube Ventures, Inc.; Rocky Mountain Ventures, Inc.; Rocky Mountain Ventures II, Inc.; Prema Properties, Ltd.; Miracle Partners, Inc.; Ralston Car Wash Ltd.; KBG, LLC and Worldwide Drying Systems, Inc. (referred to individually as a "Predecessor Company" or collectively, the "Predecessor Companies"). With the IPO Combination, the "Precision" family of brands was expanded to include car wash and quick oil change and lube services. In March 1998, the Company acquired Promotora de Francquicias Praxis S.A. de C.V., previously a holder of a master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico.

Operations
----------

Precision Tune Auto Care

Precision Tune Auto Care is an automotive maintenance service provider specializing in quality maintenance services that require relatively short service times. At June 30, 1998, these services were provided at 556 Precision Tune Auto Care centers owned and operated by franchisees and 8 owned and operated by the Company. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

Prototype Center. The current prototype Precision Tune Auto Care center is a free-standing building with six to eight service bays, two to four of which are drive-through and include pits to facilitate fast oil change and lubrication services. Approximately 42% of the Company's existing domestic Precision Tune Auto Care centers have at least six service bays. The center is designed to be located on a half-acre lot, in a high-traffic commercial area. Each center has Precision Tune Auto Care signage to create a consistent image and heightened customer recognition. Precision Tune Auto Care centers are generally open six days a week. Each center maintains a broad inventory of parts and accessories, including oil and other automotive fluids, having an aggregate average value of approximately $15,000. The design and operation of each center is intended to provide the customer with a superior experience by offering the customer high quality services quickly in clean, well-run facilities. Exclusive of real estate, the estimated initial capital required to open a prototype Precision Tune Auto Care center ranges from $126,000 to $200,000.

Franchisees typically develop Precision Tune Auto Care centers either by entering into a build-to-suit lease, under which the landlord constructs the center and leases it to the franchisee, or by purchasing land and building the facility. The Company typically seeks sites in commercial areas with a minimum population of 50,000 people within a five mile radius and 24-hour drive-by traffic of at least 20,000 cars. The Company aims to saturate existing markets before opening centers in markets where Precision Tune Auto Care has no presence in order to create and take advantage of advertising, managerial and operating support efficiencies. The Company actively assists franchisees with site selection and evaluation of proposed sites, and the Company has the right to reject sites selected by franchisees.

Retail Marketing. Precision Tune Auto Care's marketing objectives at the retail level are to increase sales, enhance first-time customers' experiences, and bolster customer retention efforts. To further these objectives, Precision Tune Auto Care has developed and implemented a marketing plan containing programs and materials for use by Precision Tune Auto Care centers. The plan includes targeted marketing programs designed to reach key market segments, in-store merchandising materials designed to enhance retail sales and first time customer trials, and other local marketing materials (e.g., second car discounts, service reminder cards, and ATM receipt coupons) designed to generate customers and improve customer retention. The Company's current data base includes approximately three million names. The Company uses this data to analyze services provided by Precision Tune Auto Care centers. Moreover, franchisees can access the data for the purpose of issuing service reminder notices and other promotional purposes. Precision Auto Care, in conjunction with an advertising cooperative funded by franchisees, provides a variety of marketing materials to franchisees, including television and radio commercials, newspaper, direct mail material, and in store promotional material. In addition, a number of sales promotion program packages, including grand opening, anniversary and peak season promotional packages, have been developed.

Training and Operational Support. A significant element of Precision Tune Auto Care's commitment to service is its training program for franchisees. New franchisees are required to successfully complete 80 hours of initial training at the Company's national training center in Leesburg, Virginia. The Company also offers a full line of technical training, including courses on engine performance, fuel systems and emissions, automotive electronics, fuel injection, and brake certification. These courses, which include both classroom and hands-on training, are designed to allow franchisees and service center technicians to maintain and update their technical capability to service today's more technically complex vehicles. Additionally, the Company offers a program through which trainers are available to franchisees onsite. Generally, area developers also are required to maintain a training facility and have one certified trainer on staff to provide local technical training and certification. Upon opening a new center, training crews are onsite for at least the first two business days to assist in the startup process.

The Company has designed a policies and procedures manual to simplify the management and operational challenges faced by a franchisee, maximize the franchisee's revenue and earnings, and provide a consistent customer experience throughout the Precision Tune Auto Care system. At a minimum, each center in the system receives an evaluation utilizing a standard evaluation report on a quarterly basis. In addition, an independent service is retained to "mystery shop" approximately one-third of Precision Tune Auto Care centers each year and supply independent feedback on the quality of service provided.

Management also has developed the Precision Information Network ("PIN"), a proprietary point of sale computer system, and has made this system available to franchisees. The latest version of PIN is a Windows-based system which employs touch-screen technology and is designed to be user friendly. The PIN system provides reports on productivity, cost of goods, labor, inventory and line of service information, and includes a marketing database module that facilitates the tracking of customer information for the development of direct mail marketing campaigns and other marketing strategies. Remote-location polling of information and electronic ordering from the Company's parts and equipment division are features currently under development. Approximately 38% of the Company's domestic franchised centers have installed a version of the PIN system.

Franchise Marketing. The Company (through a Predecessor Company) has marketed franchises for Precision Tune Auto Care centers since 1977. The Company's franchise sales process includes advertising in appropriate franchise and business publications, conducting franchise sales seminars, and maintaining a home page on the Internet through which interested parties may submit a franchise inquiry. Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screen to determine whether a prospect is qualified. The Company seeks individuals with management experience who will commit full time to the operation of their franchise and who have a minimum of $50,000 and $150,000 in liquid assets and net worth, respectively.

Precision Tune Auto Care's area development system has played a significant role in the Company's franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care's behalf within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care's franchisor obligations. Generally, the Company is free to establish and operate Company-owned centers in areas in which it has granted development rights to area developers. In that event the Company is required to pay the area developer amounts equal to the royalty payments that the area developer would otherwise receive if the center was being operated by a franchisee. As of June 30, 1998, 25 area developers had an ownership interest in a total of 131 Precision Tune Auto Care centers (representing 29% of the total number of centers) and provided support to another 228 centers.

Open Area Development. Precision Tune Auto Care's current strategy is also to pursue the direct development of open areas in which area developers have not been granted rights. To facilitate this strategy, the Company has formed a franchise development team to pursue Precision Tune Auto Care's open area development plan. This plan, which includes direct franchising and the development of Company-owned stores for ultimate sale under the Turnkey Program discussed below, addresses such factors as market demographics, development resources (e.g., advertising and public relations vehicles, developers of commercial real estate), criteria for initial center development, and criteria for additional center development. Based on these factors, a specific expansion strategy for each target area is developed. The Company believes that significant expansion potential exists in areas not controlled currently by area developers.

Precision Auto Wash

The Company is the owner, operator and franchisor of technologically-advanced self-service and touchless automatic car wash centers. At June 30, 1998, there were 36 Precision Auto Wash centers owned and operated by the Company. As of that date, there were 9 franchised car wash centers.

The Company believes that the Precision Auto Wash system represents the state-of-the-art in modern touchless automatic and self-service car washing capabilities.

The computer-based operating system the Company developed for use in its car wash centers includes the following features:

       * Computerized control of the wash system which allows the operator to change time cycles, and equipment functions, and to monitor the status of operations, quickly, easily and cost-effectively, from a remote location on a laptop personal computer.

       * The ability for customers to quickly and easily contact a central national customer help center on a dedicated toll-free number in the event of an equipment malfunction.

       * A frequent wash card system, utilizing bar-code technology, rewards customers with free washes based upon wash frequency, while collecting valuable marketing data.

       * Through its exclusive integrated voice, LED display and video instruction features, the system provides the customer with step-by-step instructions of how to operate the system.

       * A grace period feature permits the customer to continue the wash cycle by inserting additional quarters after his or her initial time has expired.

       * A bonus time feature allows customers more time per coin during off-peak hours.

The system also includes several important mechanical features which provide the motorist with a superior car wash. In the automatic bay, the HydroSpray unit travels around the vehicle in a heated, galvanized track enabling the car wash to be open 24 hours a day, 365 days a year. Motorized wash wands and high pressure nozzles continuously sweep dirt and grime from the vehicle. Each wash is finished with a spot-free rinse and dried using proprietary dryers. In the self-service bay, the customer controls the entire wash process by means of a wash wand and foaming brush system. Many motorists prefer self-service car washing because they maintain total control over the entire wash process and the amount of money they spend. Used properly, the self-serve wash produces results similar to those of the automatic wash. Because the system is operated by an integrated computer control system, the foregoing features may be modified and tailored to each specific location, depending on customer needs and market conditions.

Centers generally include powerful vacuums that deliver maximum cleaning power and feature clear, graphic instructions. A timer offers a "Last Coin Alert," "Extra-Time" service, and a "Count-Down" display of time remaining. All Precision Auto Wash centers also offer a complete line of auxiliary vending items such as towels, wet towels and protective sealants. Depending on market conditions and requirements, other services may be offered as well such as fragrance-dispensing machines and carpet shampooers.

The Company is continuing the process begun upon the completion of its initial public offering of outfitting acquired car wash centers with its proprietary operating system and marketing features of the Precision Auto Wash system, and the Precision brand signage. This conversion will also generally be necessary in connection with any auto wash companies or centers the Company may acquire in the future. Nine of the Company-owned centers have the complete proprietary operating system.

Prototype Center. There are two types of prototype Precision Auto Wash centers:
(i) the "Classic," a stand-alone facility consisting of one automatic and four self-service car wash bays; and (ii) the "Junior," a one-bay automatic car wash facility to be located on the same site as a Precision Tune Auto Care center or a Precision Lube Express center. The "Classic" Precision Auto Wash Center is designed to be placed on a half-acre lot. Exclusive of real estate, the estimated initial investment to open a "Classic" Precision Auto Wash center ranges from $360,000 to $462,000. The initial investment required for a "Junior" Precision Auto Wash, exclusive of real estate, ranges from $128,000 to $177,000.

Retail Marketing. The Company believes that Precision Auto Wash will enjoy significant benefits from consumer recognition of the "Precision" brand name. At present, marketing initiatives at the retail level include (i) a grand opening ceremony to publicize the opening of each new center, (ii) frequent usage/swipe card system to encourage repeat business, (iii) direct mail marketing, (iv) quarterly newsletter publication and distribution to customers, (v) advertising on the back of grocery store receipts, (vi) customer appreciation days, and
(vii) fleet account solicitation.

Training and Operational Support. A three-day formal pre-opening training program is required for all Precision Auto Wash franchisees prior to the opening of a center. Precision Auto Wash provides its franchisees with an operations policy and procedures manual, and performs a thorough center evaluation on a quarterly basis. Precision Auto Wash centers participate in "mystery shopper" and customer service programs. Field operations, marketing and training support are provided by Company personnel.

Franchise Marketing. Prospective Precision Auto Wash franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees. Area developers who agree to become a Precision Auto Wash area developer in their territory are paid a portion of the initial franchisee fee and continuing royalty in consideration for assisting in the development and ongoing support of a Precision Auto Wash center. It is anticipated that Precision Auto Wash franchisees generally will purchase equipment manufactured by the HydroSpray Car Wash Equipment Co., Ltd. ("HydroSpray") and Worldwide Drying Systems, Inc. ("Worldwide"), subsidiaries of the Company, and the operational system package from the Company.

Precision Lube Express

Precision Lube Express is the owner, operator and franchisor of centers which provide fast automobile oil change, lubrication, filter replacement and related basic services. Precision Lube Express centers also check and fill vital fluids, and conduct vehicle safety inspections, including inspection of exhaust systems. Precision Lube Express offers its customers air filters, PCV valves, breather filters, wiper blades and assorted engine additives. Precision Lube Express centers top off vital fluids between customer's oil changes at no charge. At June 30, 1998, there were 7 Precision Lube Express centers owned and operated by franchisees and 7 owned and operated by the Company. As of that date there were also 19 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

The Company believes that the "above-ground" configuration of the modular Precision Lube Express building manufactured and sold by the Company enables Precision Lube Express operators to commence operations more quickly and with lower levels of initial investment than many of its competitors. Unlike traditionally constructed fast oil change and lube centers which include an in-ground service pit, the Company's modular centers can be relocated or expanded quickly. In addition, the modular Lube Express building can be located on a relatively small piece of property. Unlike certain of its competitors, Precision Lube Express centers generally do not perform differential fluid changes, radiator flushes or other automotive maintenance or repair work. Accordingly, the Company believes that this enables Precision Lube Express operators to provide services more inexpensively than their competitors because Precision Lube Express operations require less skilled labor. Because the Precision Lube Express building is modular and relatively small, it can sometimes be located on the same site as a Precision Auto Wash center, as well as other retail locations.

Precision Lube Express marketing emphasizes the basic "hassle-free" fast oil change and lube services provided by Precision Lube Express.

Prototype Center. The prototype Precision Lube Express Center consists of a one or two bay unit. The size of the site will depend on the size of the center, with 50 feet by 100 feet the minimum required for a one-bay unit. Exclusive of real estate, the estimated initial investment to open a Precision Lube Express prototype Center ranges from $132,000 to $253,000.

Retail Marketing. The Company believes that Precision Lube Express will enjoy significant benefits from consumer recognition of the "Precision" brand name. The Company believes retail sales should be further stimulated by cross marketing opportunities generated through Precision Lube Express's association with Precision Tune Auto Care and Precision Auto Wash.

Specific marketing initiatives at the retail level include (i) VIP cards, granting customers special rates and other benefits, (ii) point-of-sale marketing materials, including frequent usage cards that provide customers with free oil changes to encourage repeat business, (iii) radio and print media advertising, and (iv) direct mail marketing.

Training and Operational Support. Precision Lube Express provides a one-week training program that franchisees are required to complete successfully before opening a Precision Lube Express center. The program addresses the following areas: computer system operations, lubrication equipment training, center operations, customer service, and advertising.

The Company actively supports its Precision Lube Express franchisees. Each center receives operational visits similar to Precision Tune Auto Care centers and are included in mystery shopper and customer service programs. Field operations, marketing and training support are provided using the existing Precision Tune Auto Care structure, with area developer personnel or corporate personnel, as applicable.

Franchise Marketing. Prospective Precision Lube Express franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees.

Manufacturing and Distribution
------------------------------

The Company's manufacturing and distribution operations account for a significant portion of the Company's revenues. As more fully described below, these operations allow the Company to promote uniform quality of supplies and equipment used in each "Precision" center. The Company does not rely heavily on any single supplier for the supply of any materials, such as oil, equipment or raw materials or components the Company utilizes in its manufacturing operations.

Precision Tune Auto Care. Precision Automotive Components ("PAC"), a distributor of automotive parts and equipment located in Winchester, Virginia, has been an integral part of the Precision Tune Auto Care system since its inception. PAC sells a complete line of quality ignition parts, oil and air filters, brake parts, diagnostic equipment, signage, and other items necessary and incidental to the outfitting and operation of Precision Tune Auto Care centers. PAC carries an inventory of approximately 5,500 stock keeping units ("SKUs"), many of which are private labeled for the Precision brand and provides two-day delivery to centers anywhere in North America. PAC supplies oil and air filters, spare parts and other supplies to Precision Lube Express centers and Precision Auto Wash centers.

Precision Auto Wash. HydroSpray, a Company subsidiary, manufactures, distributes and sells the car wash equipment used in the Precision Auto Wash system. The

Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market because it includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track which adjusts to the size of each vehicle. HydroSpray will sell equipment to Precision Auto Wash franchisees and to other third parties for installation in car wash centers that are not franchised or otherwise affiliated with Precision Auto Wash. HydroSpray's operations principally include the assembly of parts that have been manufactured by suppliers to HydroSpray specifications. This assembly process is conducted at HydroSpray's 40,000 square foot manufacturing facility located in Cedar Falls, Iowa.

National Auto Chemicals blends and distributes the chemical solutions used in Precision Auto Wash centers including the "Mean Green" presoak and other solutions of the type which are required in the Precision Auto Wash system. National Auto Chemicals makes its chemicals and supplies available to Precision Auto Wash franchisees and other third parties who are not franchisees or otherwise affiliated with Precision Auto Wash.

Worldwide manufactures and distributes drying systems for installation in automatic car washes. Worldwide's dryers are available to Precision Auto Wash franchisees and other third parties who are not franchisees or otherwise affiliated with Precision Auto Wash. Worldwide's operations are conducted out of a 9600 square foot leased plant outside Denver, Colorado.

Precision Lube Express. Precision Building Solutions Incorporated ("PBSI") manufactures and installs the modular building and equipment system used by Precision Lube Express centers. PBSI conducts these manufacturing operations at a 27,000 square foot facility located in Mansfield, Ohio. PBSI also sells its modular buildings to third parties for various commercial applications. The buildings are delivered, installed, field-tested, and outfitted with all of the supplies and tools necessary to commence operations immediately. Most installations are complete within three to five business days from the date of receipt, thus providing competitive time and cost advantages over traditional construction. PBSI purchases parts from third-party suppliers which are manufactured to the PBSI's specifications.

The Company is not dependent upon any single supplier and the parts and materials the Company uses in connection with its manufacturing process can be obtained from a variety of suppliers.

Franchising Activities
----------------------

Precision Tune Auto Care. As of June 30, 1998, substantially all of the Company's Precision Tune Auto Care centers were owned and managed by franchisees. Precision

Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, the Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five year renewal options.

The Company has implemented a program under which qualified franchisees are eligible to have their royalty rate reduced to 6% if they satisfy certain criteria. Under the program, franchisees are also provided with an incentive to purchase additional Precision Tune Auto Care franchises. Any franchisee who has owned and operated a center for at least one year in accordance with this program will be charged an initial franchise fee of $15,000 for a second franchise and $10,000 for each additional franchise purchased, provided certain conditions are met.

Under its current form of franchise agreement, the Company has a continuing obligation to provide technical and administrative support, supervisory services, centralized advertising, and training and related support to its franchisees. In certain regions, the Company has delegated these duties to area developers under its area developer system.

Upon non-renewal and transfer, the Company has the first right to purchase the operating assets and obtain an assignment of leased facilities in certain cases. In certain situations, the Company will repurchase franchise rights. The decision to repurchase is made solely at the Company's discretion and is not a contractual obligation. The Company also periodically obtains possession of some franchisees' franchise rights by exchanging for such rights notes payable or other consideration, or by exercising rights outlined in the Franchise Agreements.

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Singapore, Indonesia, Oman, the Bahamas, Curacao/Aruba, Jamaica, the Dominican Republic, St. Croix, Peru, and Brazil. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

Precision Auto Wash. The Company sold six car wash centers to franchisees under its Turnkey Program in the year ended June 30, 1998. The Company is also aggressively marketing Precision Auto Wash franchises. The standard franchise agreement for Precision Auto Wash franchisees will require the payment of an initial franchise fee of $20,000. The initial franchise fee includes a $5,000 credit that may be applied towards parts and supplies purchased from the Company. Franchisees will be required to pay continuing royalties of 5% of weekly gross receipts.

Franchisees will also be required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising fund and an additional amount of their gross receipts royalties to a local advertising cooperative. In addition, a franchisee will receive franchise protection within a specified area. Precision Auto Wash franchise agreements have an initial term of ten years and provide for five-year renewal options.

Precision Lube Express. The standard franchise agreement for Precision Lube Express franchisees requires the payment of an initial franchise fee of $12,500. Franchisees are required to pay continuing royalties of 5% of weekly gross receipts. Precision Lube Express franchisees also are required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising fund and an additional amount of their gross receipts royalties to a local advertising cooperative. The franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Lube Express franchise agreements (namely those inherited in connection with the IPO Combination) have terms that vary with the standard agreement now in use.

Precision Turnkey Program. In addition to the direct franchising activities discussed above, pursuant to which franchisees select a site and subsequently develop a Precision Auto Care center on the site, the Company operates a Precision Turnkey Program. Under this program, franchisees purchase either existing Company-owned centers or recently-developed centers from the Company. At the time the franchisee purchases the center, the franchisee also purchases a franchise license (pursuant to which the franchisee agrees to pay royalties to the Company on the same basis as franchisees who execute the Company's current standard form of franchising agreement) as well as the center's assets and goodwill. The program is designed to enhance franchising sales by providing readily available and immediately operational sites of Company-selected locations.

Competition
-----------

The Company encounters competition in all aspects of its business, including the sale by Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers of automotive maintenance and repair services, self-service and automatic car wash services and fast oil and lubrication services, respectively. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care's principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care's market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Firestone and Penske, among others. Its regional competitors include All Tune and Lube (East Coast), EconoLube and Tune (West Coast), Tunex International, Inc. (Rocky Mountain region), Tune-Up Masters and Speedee Oil Change and Tune-Up (Southern region), among others. The Company believes that the greater technical complexity of today's vehicles provides a substantial barrier to entry for competitors in the "under-the-hood" segment of the automotive care services industry.

Precision Auto Wash competes not only with other self-service automobile car washes but with car wash services provided by full-service tunnels, exterior only tunnels, hand washes, oil company washes, and do-it-yourself car washing.

Precision Lube Express also competes in the service segment of the automotive aftermarket industry. According to the American Oil Change Association, an estimated 650 million oil changes are performed annually in cars and light trucks. These oil changes are performed by individuals or are performed professionally. Professional oil changes are performed in all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil Company (Jiffy Lube International, Inc.), Quaker State Corp. (Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. (Instant Oil Change) and Texaco Inc. (Express
Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, EconoLube and Tune, Tunex International Inc. and Speedee Oil Change and Tune-Up, among others.

The Company believes that the Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers all compete on the basis of customer awareness through advertising, service, convenience and location and, to a lesser extent, on price. The Company believes that the potential ability to offer all of the services provided by each of the operations at one center or in centers in close proximity to one another will be a significant competitive advantage.

The Company's HydroSpray subsidiary competes with many other manufacturers of self-service and touchless automatic car wash equipment manufacturers. Many of these competitors are larger and well-established. The Company's competitors include, but are not limited to, Mark VII Industries, Inc., Ryko, PDQ and many smaller businesses. Some of these companies are well capitalized and have long standing relationships with large oil companies who frequently purchase their equipment for installation at car washes located on or adjacent to gasoline stations.

Governmental Regulation
-----------------------

Franchising Regulation. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while it registers updates of its disclosure material with various states. Such delays may have an adverse effect on the Company's ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, the failure of the Company to comply with applicable franchise laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

Environmental Regulation. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers use chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle are collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on the Company's property or the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on the Company's financial condition and results of operations.

Trademarks
----------

The Company has registered (subject to certain limited exceptions) a number of trademarks and service marks with the United States Patent and Trademark Office, including "Precision Tune Auto Care," and has filed trademark and service mark applications with respect to the names "Precision Auto Wash" and "Precision Lube Express." The Company's failure to obtain trademark and service mark registration could have a material adverse effect on the Company's operations. The Company has also registered and made application to register trademarks in foreign countries where master franchise licenses have been granted.

Seasonality
-----------

Seasonal changes may impact various sectors of the Company's businesses and, accordingly, the Company's operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care, Precision Lube Express and Precision Auto Wash centers and obtain services. Severe winter weather and rainy conditions also can adversely impact the Company's sale, installation and use of car wash equipment. Conversely, the Precision Auto Wash business is favorably impacted by less severe winter weather conditions as demand for the Company's car wash service increases substantially in winter months.

Item 2.  Properties
         ----------

The Company's corporate headquarters are located in approximately 24,000 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2002. The Company also leases 32,000 square feet in Winchester, Virginia pursuant to a lease that expires in 2002. The Winchester facility houses PAC, which warehouses the parts that are distributed to the Company's Precision Tune Auto Care operation.

The Company conducts its HydroSpray car wash equipment manufacturing operations from a 40,000 square foot Company-owned facility located in Cedar Falls, Iowa.

The Company conducts its Worldwide Drying Systems car wash drying equipment manufacturing operations from a 9,600 square foot leased facility outside of Denver, Colorado.

The Company conducts its car wash chemical blending and distribution operations from an 8,000 square foot Company-owned facility located in Columbus, Ohio and operates its modular building manufacturing facility from a 27,000 square foot Company-owned building located in Mansfield, Ohio.

The Company believes that the manufacturing facilities described above will provide the Company with sufficient manufacturing capacity for the foreseeable future.

The Company's rental obligations on its headquarters and leased warehouse and manufacturing facilities was approximately $412,000 for the year ended June 30, 1998. The Company owns the underlying real estate for 33 Company-owned centers and 2 franchised centers. The remaining 6 Company-owned centers are leased. The Company-owned real estate for franchised centers is subleased to franchisees. The rent expense associated with Company-owned centers for the year ended June 30, 1998 of $209,000 is the net amount after allowing for $790,000 of sublease income.

In the opinion of management, the Company's current space is adequate for its operating needs.

Item 3.           Legal Proceedings
                  -----------------

                  The Company and its subsidiaries are subject to routine litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicable of these agreements, particularly in case of defaults and terminations. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

                                    PART II


Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters
                  -----------------------------------------------------

The Company's common stock, par value $.01 per share ("Common Stock") is publicly traded on the Nasdaq Stock Market ("Nasdaq") and is quoted under the symbol "PACI."

As of September 18, 1998, there were 223 record holders of Common Stock. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company estimates that there are approximately 1,050 shareholders.

The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock during the fiscal year ended June 30, 1998 following the completion of its initial public offering in November, 1997. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the Company's credit agreement also restrict the Company from paying any dividends.

Fiscal Year Ended June 30, 1998

Quarter                    High                               Low
-------                    ----                               ---
First*                     n/a                                n/a
Second*                    $ 9 1/16                           $ 7
Third                       11                                  8 5/8
Fourth                      11                                  9 3/4

----------
* The Company's Common Stock began trading on the Nasdaq on November 6, 1997.

Item 6.  Selected Financial Data
         -----------------------

         Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

         Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risks
                  ----------------------------------------------------------

         Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

         Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
                  -----------------------------------------------------------

                  Not applicable.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 25, 1998.

Item 11.          Executive Compensation

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 25, 1998.

Item 12.          Security Ownership of Certain Beneficial owners and Management

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 25, 1998.

Item 13.          Certain Relationships and Related Transactions

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 25, 1998.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

         2.       Financial Statement Schedules

                  Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-KA amendment to this Form 10-K shortly.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K.

         On April 15, 1998, the Company filed a current Report on Form 8-K pursuant to Item 2 thereof, reporting the closing of the Company's acquisition of Promotora de Franquicias Praxis, S.A. de C.V. An amendment to this Form 8-K was filed on June 12, 1998.

(c)      Exhibits

         3.1 Articles of Incorporation of the Company included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 are incorporated herein by reference.

         3.2 By-laws of the Company included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 are incorporated herein by reference.

         10.1 Plan of Reorganization and Agreement for Combination of Businesses dated as of August 27, 1997 by and among the Company, WE JAC Corporation, Miracle Industries, Inc., Lube Ventures, Inc., Rocky Mountain Ventures, Inc., Rocky Mountain Ventures II, Inc., Miracle Partners, Inc., Prema Properties, LLC, Ralston Car Wash, LLC and KBG LLC, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 are incorporated herein by reference.

         *10.2 Loan and Security Agreement between the Company and its designated subsidiaries and Signet Bank, now known as First Union National Bank, dated as of November 12, 1997, but incorporating on a composite basis the terms of Amendment No. 2 dated as of May 12, 1998.

         10.5 Employee Stock Purchase Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-49097), filed April 1, 1998, is incorporated herein by reference.

         10.6 Employee Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47169), filed March 2, 1998, is incorporated herein by reference.

         *10.7 Employment Agreement between the Company and John F. Ripley, dated June 17, 1998.

         10.8 Employment Agreement between the Company and James A. Hay, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 is incorporated herein by reference.

         10.9 Employment Agreement between the Company and Arnold Janofsky, dated August 27, 1997, included as an exhibit to the Company's Registration

                  Statement on Form S-1 (No. 333-34439) filed
                  August 27, 1997 is incorporated herein by reference.

         10.10 Employment Agreement between the Company and Grant G. Nicolai, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 is incorporated herein by reference.

         *10.11 Employment Agreement between the Company and John F. Moynahan, dated June 8, 1998.

         10.12 Employment Agreement between the Company and Peter Kendrick, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 is incorporated herein by reference.

         *10.13. Employment Agreement between the Company and Jaime J. Valdes dated March 31, 1998.

         *10.14   Independent Contractor Agreement between the Company and Ernie
                  S. Malas dated November 12, 1997.

         10.15 Subscription and Stock Purchase Agreement dated as of March 31, 1998 by and among Precision Auto Care, Inc., Precision Auto Care Mexico I, S. de R.L. de C.V., and Promotora de Franquicias Praxis, S.A. de C.V., included as an exhibit to the Company's Current Report on Form 8-K, filed April 15, 1998, is incorporated herein by reference.

         *21      Significant Subsidiaries of the Company.

         *24      Powers of Attorney

-------------------
         *  Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1998.

                                      PRECISION AUTO CARE, INC.

                                      By: /s/ John F. Ripley
                                          ----------------------------------
                                           John F. Ripley
                                           President and Chief Executive Officer
                                               (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                          Date
---------                                  -----                                          ----
              *                            Chairperson of the Board                       September 28, 1998
-----------------------------
Lynn E. Caruthers


/s/ John F. Ripley                         President, Chief Executive Officer and         September 28, 1998
-----------------------------              Director (Principal Executive Officer)
    John F. Ripley

/s/ John F. Moynahan                       Senior Vice President and Chief Financial      September 28, 1998
-----------------------------              Officer (Principal Financial Accounting
    John F. Moynahan                       Officer)


              *                            Director                                       September 28, 1998
-----------------------------
Woodley A. Allen


              *                            Director                                       September 28, 1998
-----------------------------
George A. Bavelis

              *                            Director                                       September 28, 1998
-----------------------------
Bernard H. Clineburg


              *                            Director                                       September 28, 1998
-----------------------------
Clarence E. Deal


              *                            Director                                       September 28, 1998
-----------------------------
Effie L. Eliopulos


              *                            Director                                       September 28, 1998
-----------------------------
Bassam N. Ibrahim


              *                            Director                                       September 28, 1998
-----------------------------
Richard O. Johnson


              *                            Director                                       September 28, 1998
-----------------------------
Arthur Kellar


              *                            Director                                       September 28, 1998
-----------------------------
Harry G. Pappas, Jr.

              *
-----------------------------
William R. Klumb                           Director                                       September 28, 1998


              *                            Director                                       September 28, 1998
-----------------------------
Gerald A. Zamensky

*By: /s/ Arnold Janofsky
     ------------------------
           Arnold Janofsky
           Attorney-in-Fact
         (Upon the Authority of Powers-of-Attorney
         filed in Exhibit 24 to this Annual Report.)

                                 EXHIBIT INDEX

                                                                              Page Number
                                                                              -----------
    10.2     Loan and Security Agreement with Signet Bank, now known
             as First Union National Bank                                          __

    10.7     Employment Agreement with John F. Ripley                              __

    10.11    Employment Agreement with John F. Moynahan                            __

    10.13    Employment Agreement with Jaime J. Valdes                             __

    10.14    Employment Agreement with Ernie S. Malas                              __

    21       Significant Subsidiaries of the Company.                              __

    24       Powers of Attorney                                                    __