Form 10-Q/A
period 1998-03-31
PRECISION AUTO CARE INC
filed 1998-10-13
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

This amendment replaces Item 1 and Item 2 as filed May 15, 1998 to reflect an adjustment made for a change in accounting treatment for certain transactions.

                            Precision Auto Care, Inc.

                                     Index

                                                                                         Page No.
Part I.           Financial Information
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

                           Precision Auto Care, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)

                                                            March 31,        June 30,
                                                              1998             1997
                                                        ---------------   -------------
                             ASSETS
Current Assets:
    Cash                                                      $3,117        $    577
    Accounts receivable                                        9,647           4,080
    Notes receivable, current portion                            847             513
    Inventory                                                  3,541             768
    Prepaid expenses                                           1,940           1,873
                                                            --------        --------
Total current assets                                          19,092           7,811

Notes receivable, noncurrent portion, net of allowance         1,248           1,361

Property, plant, and equipment, net.                          15,469             854

Other assets:
    Cost in excess of net assets of acquired businesses       43,143          15,878
    Deposits, trademarks, and other                            1,296             790
                                                            --------        --------
                                                              44,439          16,668
                                                            --------        --------
Total assets                                                $ 80,248        $ 26,694
                                                            ========        ========

               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable & accrued liabilities                  $  8,687        $  5,121
    Notes payable, current                                     1,240           8,757
    Income taxes payable                                       1,134             680
    Refundable deposits                                          332              81
    Deferred revenue, current portion                            413             413
                                                            --------        --------
Total current liabilities                                     11,806          15,052

Long-term debt, net of current portion                        15,443             622
Deferred revenue, net of current portion                       1,012             530
Other long-term liabilities                                      493             195
                                                            --------        --------
Total liabilities                                             28,754          16,399

Stockholders' equity:
    Preferred stock, $.01 par; 1,000,000 shares authorized;
      none outstanding
    Common stock, $.01 par; 19,000,000 shares authorized;
      6,100,543 and 1,333,700 shares outstanding                  61              16
    Additional paid-in capital                                45,610           8,408
    Retained earnings                                          5,823           4,343
    Treasury stock, at cost; 247,040 shares in 1997               --          (2,472)
                                                            --------        --------
Total stockholders' equity                                    51,494          10,295
                                                            ========        ========
Total liabilities and stockholders' equity                  $ 80,248        $ 26,694
                                                            ========        ========

                           Precision Auto Care, Inc.
                            Statements of Operations
                       (In Thousands, Except Share Data)

                                       Three Months Ended March 31,         Nine Months Ended March 31,
                                        1998                 1997             1998                1997
                                 -------------------  -------------------  -------------  --------------
  Sales
  Franchising
     Development                      $   453               $  239         $   983              $ 1,265
     Royalty                            3,440                3,413          10,752               10,120
  Manufacturing & distribution          5,497                3,023          13,975                8,815
  Company center operations             1,456                   --           2,165                   --
  Other                                   157                   99             273                  242
                                 -------------     ----------------     -----------        -------------
Total sales                            11,003                6,774          28,148               20,442

Direct cost                             8,015                4,971          19,942               14,670
                                 -------------     ----------------     -----------        -------------
Contribution                            2,988                1,803           8,206                5,772

General & administrative expenses         885                  675           2,706                2,135
Depreciation & amortization               603                  274           1,378                  730
                                 -------------     ----------------     -----------        -------------
Operating income                        1,500                  854           4,122                2,907

Other income (expense)
   Interest income                         40                   34             136                  108
   Interest expense                      (238)                (292)           (730)                (738)
   Other income (expense)                 (68)                 (89)            (32)                (189)
                                 -------------     ----------------     -----------        -------------
Total other income (expense)             (266)                (347)           (626)                (819)
Earnings before income taxes            1,234                  507           3,496                2,088
                                 -------------     ----------------     -----------        -------------
Provision for income taxes                615                  253           1,656                  966
                                 -------------     ----------------     -----------        -------------
Net earnings                          $   619               $  254          $1,840              $ 1,122
                                 =============     ================     ===========        =============
Earnings per share
Basic                                 $  0.11               $ 0.19          $ 0.51              $  0.76
                                 =============     ================     ===========        =============
Diluted                               $  0.11               $ 0.18          $ 0.50              $  0.73
                                 =============     ================     ===========        =============

                              Precision Auto Care, Inc.
                   Pro Forma Combined Statements of Operations
                            (In Thousands, Except Share Data)


                                              Proforma Combined                        Proforma Combined
                                   Adjusted for Offering and Acquisition Adjusted for Offering and Acquisition
                                        Three Months Ended March 31,          Nine Months Ended March 31,
                                         1998                 1997            1998                  1997
                                   ------------------   --------------   -----------------  -------------------
Sales
   Franchising
      Development                            $   453         $   272             $   985              $ 1,328
      Royalty                                  3,440           3,412              10,756               10,149
   Manufacturing & distribution                5,497           5,346              18,816               18,368
   Company center operations                   1,456           1,259               3,517                3,052
   Other                                         157              98                 273                  243
                                   ------------------   --------------   -----------------  -------------------
Total sales                                   11,003          10,387              34,347               33,140

Direct cost                                    8,015           7,396              24,449               24,388
                                   ------------------   --------------   -----------------  -------------------
Contribution                                   2,988           2,991               9,898                8,752

General & administrative                         885             961               3,050                2,786
Depreciation & amortization                      603             722               1,817                1,920
                                   ------------------   --------------   -----------------  -------------------
Operating income                               1,500           1,308               5,031                4,046
Other income (expense)
      Interest income                             40              49                 121                  114
      Interest expense                          (238)           (110)               (483)                (331)
      Other income(expense)                      (68)           (288)                (37)                (298)
                                   ------------------   --------------   -----------------  -------------------
Total other income (expense)                    (266)           (349)               (399)                (515)
Earnings before taxes                          1,234             959               4,632                3,531
                                   ------------------   --------------   -----------------  -------------------
Income taxes                                     615             523               2,194                1,733
                                   ------------------   --------------   -----------------  -------------------
Net earnings                                  $  619          $  436              $2,438              $ 1,798
                                   ==================   ==============   =================  ===================
Earnings per share
   Basic                                      $ 0.11          $ 0.08              $ 0.45              $  0.32
                                   ==================   ==============   =================  ===================
   Diluted                                    $ 0.11          $ 0.08              $ 0.44              $  0.32
                                   ==================   ==============   =================  ===================

                           Precision Auto Care, Inc.
                            Statements of Cash Flows
                                 (In Thousands)

                                                                    Nine Months Ended March 31,
                                                                     1998                 1997
                                                                 -------------        -----------
 Operating activities:
 Net income                                                        $  1,840              $ 1,122
 Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   1,378                  730
      Gain on sale of assets                                            (29)                  --
      Changes in operating assets and liabilities
           Accounts and notes receivable                             (3,858)              (1,674)
           Inventory                                                   (774)                 254
           Prepaid expenses, deposits, and other                       (644)                (369)
           Accounts payable and accrued liabilities                     463                1,054
           Income taxes payable                                         391                  390
           Deferred revenue, net                                         80                 (325)
                                                               -------------        ------------
 Net cash provided by operating activities                           (1,153)               1,182

 Investing activities:
      Purchases of property,  plant and equipment                    (1,409)                (222)
      Sale of assets                                                    127                  207
      Acquisition of area rights                                       (582)                (377)
      Acquisition of businesses                                     (19,859)                  --
                                                               -------------        ------------
 Net cash used in investing activities                              (21,723)                (392)

 Financing activities:
      Issuance of common stock                                       24,627                  106
      Purchase of treasury stock                                                          (2,472)
      Transaction costs                                              (4,957)                  --
      Proceeds from term loan and line of credit                      7,417                   --
      Increase in term loan                                           8,468                2,919
      Repayments of long-term debt                                   (9,778)              (1,564)
      Payment of cash dividend                                         (361)                  --
                                                               -------------        ------------
 Net cash used in financing activities                               25,416               (1,011)
                                                               -------------        ------------
 Net change in cash and cash equivalents                              2,540                 (221)

 Cash at beginning of period                                            577                  751
                                                               -------------        ------------
 Cash at end of period                                             $  3,117              $   530
                                                               =============        ============

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

2.  Inventory

The components of inventory at March 31, 1998 and June 30, 1997 were:


                                                      (in Thousands)
                                              ------------------------------
                                               1998                    1997
                                              ------                  ------
         Raw material                         $  955                       -
         Work in process                         450                       -
         Finished goods                          309                       -
         Parts and supplies                    1,827                   $ 768
                                               -----                   -----

                  Total                       $3,541                   $ 768

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

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of March 31, 1998 have not materially changed from June 30, 1997 when they were as follows:


                    Future Minimum         Sublease
                    Lease Payments          Income             Net
                    ----------------      ----------        ----------
  1998                 $1,200,884         $  820,000        $  380,884
  1999                    977,895            535,000           442,895
  2000                    822,895            371,000           451,895
  2001                    730,264            353,000           377,264
  2002                    657,000            353,000           304,000
  Thereafter            1,220,000          1,148,000            72,000
                       ----------         ----------        ----------
                       $5,608,938         $3,580,000        $2,028,938
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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:


                                           Three Months Ended March 31
                                    1998           %           1997        %
                                  ---------------------------------------------
                                                   (in thousands)
Revenue                           $11,003          100       $10,387       100
Direct Cost                         8,015           73         7,396        71
General and Administrative            885            8           961         9
Operating Income                    1,500           14         1,308        12


Revenues. Revenues increased $0.6 million, or 5.9%, to $11.0 million for the three months ended March 31, 1998 from $10.4 million for the three months ended March 31, 1997. Development sales increased $181,000 over 1997 from the sale of a master license to Indonesia and an increase franchise sales in Mexico. Royalty revenue for the quarter from the auto care system increased proportionately with the growth in center sales. The mild winter weather improved car wash equipment sales in the third quarter by $295,000. The milder weather allowed construction to proceed which would normally be slowed or halted during inclement weather. Milder winter weather also contributed to an increase of $198,000 in car wash and lube revenues as cars were able to move about more.

Direct Cost. Direct Cost increased $619,000, or 8.4%, to $8.0 million for the three months ended March 31, 1998 from $7.4 million for the three months ended March 31, 1997. The increase reflects a $38,000 increase in development costs from improved sales. Improved efficiencies and cost control in retail operations led to a decrease in direct costs of $172,000. Increased sales in manufacturing and distribution led to a resultant increase in direct costs of $421,000. Although company store operations showed improved sales, direct costs increased $256,000 which was disproportional to the sales increase. This increase resulted from costs associated with the additional marketing programs and personnel needed to build same store sales in the future. Direct cost as a percentage of sales increased to 73% from 71% from March 31, 1998 to March 31, 1997.

General and Administrative Expenses. General and administrative expenses decreased $76,000, or 7.9%, to $885,000 for the three months ended March 31, 1998 from $961,000 for the three months ended March 31, 1997. General and administrative expenses as a percentage of sales decreased to 8.0% from 9.3% from March 31, 1997 to March 31, 1998. The decrease is attributed to the continued consolidation of support activities from the field and the continued implementation of a cost control program.

Operating Income. Operating income increased $192,000, or 14.7%, to $1.5 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. As a percentage of revenue, operating income increased to 13.6%
from 12.6% primarily due to increased revenues and margins in franchising, royalty income and manufacturing and distribution operations.

Net Income. Net income increased $181,000 or 41.3% to $619,000 for the three months ended March 31, 1998 from $436,000, for the three months ended March 31, 1997. Net income as a percent of sales increased to 5.6% from 4.2%. Per share earnings increased to $.11 per share for the three months ended March 31, 1998 from $0.08 for the three months ended March 31, 1997.

Earnings before interest, income taxes, depreciation and the amortization of goodwill (EBITDA earnings). EBITDA increased $293,000 or 16.8% to $2.0 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997-PRO FORMA COMBINED

The following table sets forth certain selected pro forma combined financial data as a percentage of revenues for the period indicated:


                                           Nine Months Ended March 31,
                                   1998            %          1997        %
                                  -------------------------------------------
                                                 (in thousands)
Revenue                           $34,347          100      $33,140      100
Direct Cost                        24,449           71       24,388       74
General and Administrative          3,050            9        2,786        9
Operating Income                    5,031           15        4,046       11


Revenues. Revenues increased $1.2 million, or 3.6%, to $34.3 million for the nine months ended March 31, 1998 from $33.1 million for the nine months ended March 31, 1997. Franchising activities showed a nine month decrease of $343,000 over last year. During the first nine months of 1997 the Company sold master licenses to Brazil for $320,000 and Jamaica for $90,000 which was only partially offset by the sales of master licenses to Indonesia for $200,000 and the Dominican Republic for $85,000 during the first nine months of this year. Sales of new franchises during the first nine months of 1998 were below 1997 as a result of having to re-file and get approval of the Company's Uniform Franchise Offering Circular (UFOC) during the second quarter of FY1998 due to the merger and IPO. Franchise sales could not be made or were "blacked out" until that offering circular was approved by all the required states, which has been completed. Royalty revenues increased $610,000 over 1997. Precision Tune Auto Care same store sales increases and a 7% overall increase in Precision Tune Auto Care retail sales accounts for the increase. Favorable weather conditions, and increased marketing and advertising efforts led to the increase in manufacturing and distribution revenue of $448,000 and car wash and lube revenues of $466,000.

Direct Cost. Direct Cost increased $61,000, or 0.3%, to $24.5 million for the nine months ended March 31, 1998 from $24.4 million for the nine months ended March 31, 1997. Franchising costs decreased $94,000, primarily as a result of a decrease in advertising costs associated with the "black out" on sales activities during the period.

Increased efficiencies and the purchase of area sub-franchisor rights accounts for the $265,000 decrease in royalty costs. Additional sales, advertising and personnel expenses account for the $110,000 increase in manufacturing and distribution costs. Company store operations also experienced an increase of $396,000 in costs as continued infrastructure for marketing programs and personnel were introduced into the system to build same store sales in the future.

General and Administrative Expenses. General and administrative expenses increased $264,000, or 9.5%, to $3.1 million for the nine months ended March 31, 1998 from $2.8 million for the nine months ended March 31, 1997. General and administrative expenses as a percentage of revenues remained essentially constant at 9% from March 31, 1997 to March 31, 1998.

Operating Income. Operating income increased $1.0 million or 24.3%, to $5.0 million for the nine months ended March 31, 1998 from $4.0 million for the nine months ended March 31, 1997. As a percentage of revenue, operating income increased to 15% from 11% primarily due to increased revenues and margins in royalty and manufacturing and distribution operations.

Net Income. Net income increased $0.6 million or 35.6% to $2.4 million for the nine months ended March 31, 1998 from $1.8 million for the nine months ended March 31, 1997. Per share earnings increased to $.44 per share for the nine months ended March 31, 1998 from $0.32 for the nine months ended March 31, 1997.

Earnings before interest, income taxes, depreciation and the amortization of goodwill, (EBITDA earnings). EBITDA increased $1.1 million or 20% to $6.8 million from the nine months ended March 31, 1998 from $5.7 million for the nine months ended March 31, 1997.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:


                                             Three Months Ended March 31,
                                      1998          %            1997       %
                                     -----------------------------------------
                                                   (in thousands)
Revenue                              $11,003       100           $6,774    100
Direct Cost                            8,015        73            4,971     73
General and Administrative               885         8              675     10
Operating Income                       1,500        14              854     13


Revenues. Revenues increased $4.2 million to $11.0 million or 62% for the three months ended March 31, 1998 from $6.8 million for the three months ended March 31, 1997. Development sales increased $214,000 over 1997 from the sale of a master license to Indonesia and franchises in Mexico. The acquisition of additional operating units increased manufacturing and distribution revenues by $2.5 million. Mild winter weather also contributed to improved equipment sales by allowing construction to proceed which would normally be halted during inclement weather. Company store operations increased $1.4 million, there were to comparable operations in 1997.

Direct Cost. Direct Cost increased $3.0 million, or 61%, to $8.0 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. This increase is directly attributable to manufacturing and distribution costs of $2.1 million associated with the acquisition of additional operating units. Company wash and lube operation costs of $979,000 also contributed to the increase. There were no company wash and lube store operations in 1997.

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

Operating Income. Operating income increased $0.6 million or 76% to $1.5 million for the three months ended March 31, 1998 from $854,000 for the three months ended March 31,1997. Operating income as a percentage of revenue increased to 14% from 13%.

Net income increased $365,000 to $0.6 million or 144% for the three months ended March 31, 1998, from $254,000 for the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997-ACTUAL

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:


                                             Nine Months Ended March 31,
                                     1998             %         1997        %
                                    -------------------------------------------
                                                   (in thousands)
Revenue                             $28,148          100       $20,442      100
Direct Cost                          19,942           71        14,670       72
General and Administrative            2,706           10         2,135       10
Operating Income                      4,122           15         2,907       14


Revenues. Revenues increased $7.7 million to $28.1 million or 38% for the nine months ended March 31, 1998 from $20.4 million for the nine months ended Match 31, 1997. Franchise and master license sales showed a $282,000 decrease in at March 31, 1998 over last year. Large master license sales in FY1996 and lower franchise sales resulting from a "black out" period while a new UFOC was approved, exacerbated the difference between the results for development in the first nine months of FY1998 vs. FY1997. Increases in Precision Tune Auto Care same store sales of 4% and 7% in retail sales, led to an increase in royalty revenue of $631,000. The acquisition of additional operating units increased manufacturing and distribution revenue by $5.2 million. The addition of company wash and lube operations added wash and lube revenues of $2.2 million.

Direct Cost. Direct Cost increased $5.3 million, or 36%, to $19.9 million for the nine months ended March 31, 1998 from $14.7 million for the nine month period ended March 31, 1997. Development costs decreased $176,000 during the "black out" period as advertising and sales costs were curtailed. Royalty costs increased $214,000 from increased sales volume. The increase in manufacturing and distribution costs of $3.9 million is accounted for primarily by the costs associated with the purchase of additional operating units. Car wash operation costs increased $1.4 million over the previous year when there were no sales for company store wash and lube operations.

General and Administrative Expenses. General and administrative expenses increased $570,000, or 27%, to $2.7 million for the nine months ended March 31, 1998 from $2.1 million for the nine months ended March 31, 1997. Additional costs associated with the merger of the companies and operating as a public company, account for most of this increase. General and administrative expenses as a percentage of revenues, remained at 10% for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997.

Operating Income. Operating income increased $1.2 million or 42% to $4.1 million for the nine months ended March 31, 1998 from $2.9 million for the nine months ended March 31, 1997. Operating income as a percentage of revenue increased to 15% from 14% over the same period last year.

Net income increased $0.7 million to $1.8 million or 64% for the nine months ended December 31, 1997, from $1.1 million for the nine months ended March 31, 1997. Net income as a percentage of revenue increased to 7% from 5% over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES-ACTUAL

The following table sets forth selected information from the statement of cash flows of WE JAC and the Combined Companies for the time periods during which they were a member of the consolidated group and do not include the effect of proforma adjustments.


                                                                  Nine months ended March 31,
                                                                1998                      1997
                                                              ----------------------------------
                                                                        (in thousands)
Net cash used/provided by operating activities                $ (1,153)                 $ 1,182
Net cash used in investing activities                          (21,723)                    (392)
Net cash provided/used in financing activities                  25,416                   (1,011)
Change in cash                                                   2,540                     (221)


From July 1, 1997 through March 31, 1998, the Combined Companies used $1.2 million in net cash from operating activities. This amount was lower than the net cash provided by operating activities for the nine months ended March 31, 1997 principally because of the increase in sales and the resulting accounts receivable during the period. In addition, inventory increased to service the additional sales. Prompt payment to our vendors to insure timely delivery of needed parts and supplies decreased accounts payable. Increased income for the period led to an increase in the use of cash required for income taxes. The significant use of cash used by investing activities for the nine months ended March 31, 1998 primarily consisted of the acquisition costs associated with the purchase of the additional operating units. Net cash provided by financing activities for the nine months ended March 31, 1998 included $24.6 million in proceeds from the Offering less transaction costs of $5.0 million and payment on the original long-term debt of $9.8 million. This was offset by an proceeds from a new term loan and line of credit of $7.4 million and an increase in a new term loan of $8.5 million. The increase in cash results from the balance of the proceeds of the Offering offset against the payment on the original debt.

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

October 13, 1998                PRECISION AUTO CARE, INC.


                       By:  /s/ John F. Ripley
                            ____________________________________________
                            John F. Ripley
                            President and Chief Executive Officer

                       By:  /s/ John F. Moynahan
                            ____________________________________________
                            John F. Moynahan
                            Executive Vice President and Chief Financial Officer