Form 10-K/A
period 1998-06-30
PRECISION AUTO CARE INC
filed 1998-10-13
CIK 1038541

The following items were the subject of
                                         a Form 12b-25 and are included herein:
                                         6, 7, 7A, 8 and portions of item 14.



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A


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

                               TABLE OF CONTENTS

Explanatory Note: In this Form 10-K/A, the registrant has added risk factor disclosure in Item 1 and included the information omitted from items 6, 7, 7A, 8 and portions of item 14 of the Form 10-K originally filed by the registrant on September 28, 1998.

                                                                                                              Page
                                                                                                              ----
PART I            Item 1.           Business                                                                    1
                  Item 2.           Properties                                                                 20
                  Item 3.           Legal Proceedings                                                          22
                  Item 4.           Submission of Matters to a Vote of Security Holders                        22

PART II           Item 5.           Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                                        23
                  Item 6.           Selected Financial Data                                                    24
                  Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        24
                  Item 7A.          Quantitative and Qualitative Disclosure about Market Risk                  36
                  Item 8.           Financial Statements and Supplementary Data                                36
                  Item 9.           Changes in and Disagreements With Accountants on
                                    Accounting and Financial Disclosure                                        36

PART III          Item 10.          Directors and Executive Officers of the Registrant                         37
                  Item 11.          Executive Compensation                                                     37
                  Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management                                                             37
                  Item 13.          Certain Relationships and Related Transactions                             37

PART IV           Item 14.          Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                                38

                           Forward-Looking Statements


         This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business -- Risk Factors," general economic and business and market conditions, changes in federal and state laws, increased competitive pressure in the automotive aftermarket services business, and costs or difficulties relating to the integration of acquired businesses (including the businesses the Company acquired in connection with its November 1997 initial public offering), including difficulties in achieving expected cost savings and operating synergies.

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

       * Through its exclusive integrated voice, LED display and video instruction features, the system provides the customer with step-by-step instructions on how to operate the system.

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

Worldwide manufactures and distributes drying systems for installation in automatic car washes. Worldwide's dryers are available to Precision Auto Wash franchisees and other third parties who are not franchisees or otherwise affiliated with Precision Auto Wash. Worldwide's operations are conducted out of a 9,600 square foot leased plant outside Denver, Colorado.

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

Risk Factors
------------

         The Companies business and an investment in its Common Stock are subject to certain risks, including the following:

Limited Operating History. The Company has not yet completed a full year of operations as a combined entity. While a predecessor of the Company has been in business since 1976, the Company as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of nine automotive maintenance services companies in connection with its initial public offering. In addition, since the IPO Combination, the Company has completed additional acquisitions in the fiscal year ended June 30, 1998. The integration process relating to all of the Company's acquisitions is not fully completed and there can be no assurance that the Company's management will be able to successfully manage the operations of the combined entity.

Management of Growth. The Company's growth and expanding operations will likely continue to place a significant strain on the Company's management, administrative, operational, and financial resources as well as demands on its operating, financial and management systems and controls. To manage its growth successfully, the Company will need to: (i) integrate successfully the operations of any acquired businesses (including the business the Company acquired in the IPO Combination) with the Company's operations; (ii) enhance further its operational, financial and management systems, marketing and franchising programs; (iii) manage and retain its current employees; and (iv) identify, hire and train additional employees. Growth and expansion into new markets will require the Company to establish and maintain new parts and equipment distribution channels and local and regional support services for new franchisees. The failure of the Company to manage its growth on an effective basis would have a material adverse effect on the Company's business, financial condition and operating results.

Liquidity. At the end of the fiscal year ended June 30, 1998 the Company was not in compliance with certain covenants contained in its bank credit agreement. As a result of certain acquisitions the Company had been pursuing, but terminated during the quarter ended September 30, 1998, and increased working capital requirements, the Company had borrowed substantially all amounts available under its credit facility. The Company recently amended its bank credit agreement. The amendment to the Company's credit agreement requires the Company to obtain additional debt financings in a timely fashion and to apply certain proceeds from such financings against amounts outstanding under the credit agreement. In the event that the Company fails to obtain this financing or fails to satisfy the revised financial and other covenants set forth in the amended credit agreement, the Company's liquidity, financial condition and results of operations could be materially adversely affected and the Company would be in default of its bank credit agreement. For a discussion of the Company's liquidity position and a description of the terms of the amendment to the bank credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".


Competition. The automotive services industry is highly competitive. Direct competitors exist for each of the Company's businesses, Precision Tune Auto Care, Precision Auto Wash, Precision Lube Express and the Company's manufacturing and distribution divisions and subsidiaries.

The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express; however, the Company also competes with national and regional fast oil change and lube companies, major oil manufacturers, local service stations, and local, regional and national automobile maintenance and repair service providers. "See Business -- Competition." Competitors for the services provided by Precision Auto Wash include regional and local car wash operators. The Company believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, quality of service and price.

The Company also competes with some of those noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing centers. With respect to the sales of supplies and equipment for franchisees, competition is based on availability, price, ability to provide prompt delivery and the quality of support services.

The Company's manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company. In addition, although the Company does not intend to sell its complete proprietary automated car wash system to unaffiliated car wash centers, the Company sells certain car wash equipment to car wash centers unaffiliated with the Company. The sale of car wash equipment to unaffiliated car wash centers could increase the level of competition in the Company's car wash business, allow the Company's competitors to compete more effectively with the Company or reduce the Company's ability to distinguish itself from its competitors. See "Business -- Operations -- Manufacturing and Distribution."

Certain competitors in each of the areas discussed above have greater financial resources than the Company, and there can be no assurance that the Company or individual Precision centers will be able to compete effectively. See "Business -- Competition."

Reliance on Franchising. Franchise royalties are a significant component of the Company's revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the "Precision" brand and the reputation the Company believes it enjoys for quality and value. There can be no assurance that the Company or its area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company's rights to receive franchise royalties would be effectively subordinated to the rights of franchisees' lenders. See "Business -- Operations."

Automotive Technology Advances. The demand for the services offered by the Company's Precision Tune Auto Care and Precision Lube Express centers could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. The demand for the Company's services also could be adversely affected by longer and more comprehensive warranty programs offered by automobile manufacturers. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology may require the Company to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of its centers.

Labor Availability. The provision of high quality maintenance services by Precision Tune Auto Care centers requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such centers may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. Accordingly, a center's ability to increase productivity and revenues could be affected by its inability to maintain the employment of skilled technicians necessary to provide the center's services. There can be no assurance that Precision Tune Auto Care or its franchisees will be able to attract and maintain an adequate skilled labor force necessary to efficiently operate these centers or that labor expenses will not increase as a result of a shortage in the supply of skilled technicians, thereby adversely impacting the Company's financial performance.

Dependence on Management and Key Personnel. The Company's success depends to a significant extent on the performance and continued services of senior management and certain key personnel. The Company believes these individuals possess the necessary experience in acquiring, integrating, developing, financing and operating the various types of Precision Auto Care centers and the Company's related franchising and manufacturing and distribution activities, as well as managing a company intending to implement an aggressive acquisition program. The loss of the services of one or more of these key employees could have a material adverse impact on the Company's financial condition and results of operations. The Company has employment agreements with certain key executives. Each of the employment agreements contains certain noncompetition provisions that survive the termination of employment in certain circumstances. The Company also has obtained certain noncompetition agreements from several other members of management and key personnel who are not subject to employment agreements. However, there can be no assurance that such noncompetition agreements will be enforceable.

Reliance on Area Developers. The Company relies, in part, on the assistance of area developers to identify and recruit franchisees, to assist in the development of a center, and to support franchisees' continuing operations. Most area development agreements specify a schedule for opening the respective "Precision" centers in the territory covered by the agreement. In the past, the Company has selectively agreed to extend or waive the development schedules for certain of its area developers and there can be no assurance that area developers will be able to meet their contractual development schedules. Although the Company also has added the resources to directly franchise in open areas, the development schedules of the Company's area developers will remain a part of the basis of the Company's expectations regarding the number and timing of new center openings.

The Company will depend on its area developers to promote the Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express franchises in their territories. The Company initially encountered some resistance to the introduction of the Precision Auto Wash and Precision Lube Express brands. For example, some area developers resisted the Company's efforts to offer Precision Lube Express franchises or open Company-owned centers in areas covered by Precision Tune Auto Care area subfranchisor agreements.

The Company believes that its area developers and the Company have substantially resolved any concerns expressed by its area developers. There can be no assurance, however, that the Company will not become subject to legal proceedings or otherwise expend Company resources in connection with disputes concerning the Company's ability to offer and sell Precision Lube Express and Precision Auto Wash franchises or open Company-owned centers in areas covered by Precision Tune Auto Care area subfranchisor agreements. It also may be difficult for the Company to enforce its area subfranchisor agreements or to terminate the rights of area subfranchisors who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such subfranchisors. Any such disputes or difficulties could increase the costs of the Company's operations or otherwise adversely affect the Company's financial condition and results of operations. See "Business -- Operations."

Seasonal Nature of Portions of the Business. Seasonal changes may impact various sectors of the Company's businesses and, accordingly, the Company's operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care, Precision Lube Express and Precision Auto Wash centers and obtain services. Severe winter weather and rainy conditions also can adversely impact the Company's sale, installation and use of car wash equipment. Conversely, the Precision Auto Wash business is favorably impacted by less severe winter weather conditions as demand for the Company's car wash service increases substantially in winter months.

Control by Management and Principal Shareholders. As of September 18, 1998, directors of the Company, executive officers of the Company, and shareholders beneficially-owning more than 5% of the Company's outstanding Common Stock, in the aggregate beneficially owned approximately 61% of the Company's outstanding Common Stock. Accordingly, these persons have substantial influence over the affairs of the Company, including the ability to influence the election of directors, the outcome of votes by the Company's shareholders on major corporate transactions, including mergers, sales of substantial assets, acquisitions and going-private transactions, and other matters requiring shareholder approval.

Risks of Acquisitions/Integration of Acquisitions. To the extend that a portion of the Company's future growth occurs through acquisitions, the success of the Company will depend on a number of factors, including (i) the Company's ability to locate existing automotive maintenance services businesses or centers for acquisition that meet the Company's operating and financial criteria, (ii) the availability of adequate financing to acquire or develop such additional businesses and centers, and (iii) the Company's ability to integrate successfully the operations of businesses or centers acquired in the future into the Company's operations. There can be no assurance that any acquisition strategy pursued by the Company will be successful, that modifications to any such strategy will not be required, or that the Company will be able to obtain adequate financing on reasonable terms to acquire or develop additional businesses or centers. There can be no assurance that any suitable acquisitions can be identified or consummated or that the Company's lender will give its consent to any such acquisition. Further, there can be no assurance that the Company will be able to integrate successfully the operations of the acquired businesses, including their franchising activities. In addition, increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or assessment of value and the Company may be competing for acquisitions and expansion opportunities with companies that have substantially greater resources. The size, cost, timing and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company may experience delays, complications and unforeseen losses and expenses in implementing and integrating acquisitions, which could also have a material adverse effect on the Company's operations and financial results.

The integration of newly-acquired companies may also lead to a diversion of management attention from other ongoing business concerns which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects that it will conduct due diligence reviews of businesses to be acquired and receive representations and warranties regarding acquired businesses. There can be no assurance, however, that unforeseen liabilities will not arise in connection with the operation of the businesses acquired to date, or other future acquired businesses or that any contractual purchase price adjustments, rights or set-off, or other remedies available to the Company will be sufficient to compensate the Company in the event unforeseen liabilities arise. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable with those achieved by the Company's existing operations, or achieve standards otherwise expected.

Risks Related to Acquisition Financing; Additional Dilution; Leverage. To the extent that the Company's lender consents to an acquisition and the Company pursues acquisitions, the Company currently intends financing any future acquisitions it may consummate by using shares of its Common Stock, cash, borrowed funds or a combination thereof. If the Company's Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case, if available, in order to follow its acquisition strategy.

Franchising Regulation. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See "Business -- Government Regulation." The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while it registers updates of its disclosure material with various states. Such delays may have an adverse effect on the Company's ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, the failure of the Company to comply with applicable franchise laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

Environmental Regulation. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers use chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle are collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on the Company's property or the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on the Company's financial condition and results of operations. See "-- Government Regulation."

Risks of International Operations. International operations comprised approximately 6% of the Company's pro forma consolidated net revenue during the fiscal year ended June 30, 1998. The Company intends to expand its international operations through acquisitions and master licenses in targeted areas. International operations are subject to risks such as currency exchange rate fluctuations, unique legal and regulatory requirements, political and economic uncertainties, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which different cultures do business, operating difficulties and other factors. The many difficulties and risks inherent in international operations could result in a material adverse impact on the Company's business, financial condition and results of operation.

Year 2000 Compliance. The Company has assessed and will continue to assess the impact the Year 2000 issue will have on its reporting and operating systems. In connection with upgrading its operational, financial and management systems, the Company is in the process of converting its financial and operations software from a system that the Company believes is not Year 2000 compliant to a LAN-based system the manufacturer of which has represented is Year 2000 compliant. Although the Company does not anticipate that the Year 2000 issue will have a significant impact on its business, unanticipated Year 2000 compliance problems of the Company, its vendors or suppliers could potentially have a material adverse effect on the Company's business, financial condition and operating results.

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

The Company's rental obligations on its headquarters and leased warehouse and manufacturing facilities was approximately $412,000 for the year ended June 30, 1998. The Company owns the underlying real estate for 45 Company-owned centers and 2 franchised centers. The remaining 6 Company-owned centers are leased. The Company-owned real estate for franchised centers is subleased to franchisees. The rent expense associated with Company-owned centers for the year ended June 30, 1998 of $209,000 is the net amount after allowing for $790,000 of sublease income.

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

----------
* The Company's Common Stock began trading on the Nasdaq on November 6, 1997.

                                      -23-

Item 6.  Selected Financial Data
         -----------------------

                                                                             Actual
                                                                             ------

                                                 1998           1997          1996          1995          1994
                                                 ----           ----          ----          ----          ----
                                                        (Amounts in thousands, except per share data)
Net sales                                      $41,776        $27,457       $26,734       $26,579       $24,814
Net Income (loss) from operations              $ 1,228        $ 1,255       $ 1,070       $  (225)      $   757
Net EPS (diluted)                                $0.28          $0.82         $0.73        $(0.11)        $0.54
Total assets                                   $86,549        $26,694       $25,654       $24,810       $25,325
Total debt                                     $24,243        $ 9,379       $ 8,462       $ 8,633       $ 9,011
Cash dividends declared per common share (1)        $-             $-            $-            $-            $-

(1)  In conjunction with the Company's initial public offering, in 1998 a cash dividend totaling approximately
     $360,000 was declared and paid to the former shareholders of WE JAC Corporation, but is not included in the per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

Introduction
------------

         The following discussion should be read in conjunction with the Actual and Pro Forma Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.

         The Company, a Virginia corporation, was incorporated in April 1997 and is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). The nine companies joined with WE JAC Corporation in connection with the IPO Combination were: Miracle Industries, Inc.; Lube Ventures, Inc.; Rocky Mountain Ventures, Inc.; Rocky Mountain Ventures II, Inc.; Prema Properties, Ltd.; Miracle Partners, Inc.; Ralston Car Wash Ltd.; KBG, LLC and Worldwide Drying Systems, Inc. (referred to individually as a "Predecessor Company" or collectively, the "Predecessor Companies"). In March, 1998 the Company acquired Promotora de Francquicias Praxis S.A. de C.V. ("Praxis"), a company which operates five company-owned centers and served as the holder of a master franchise agreement for Mexico and Puerto Rico. The results presented herein as "Actual" consist of WE JAC for the full fiscal year ending June 30, 1998 ("Fiscal 1998"), and, beginning with the IPO Combination, the results of operations from the Predecessor Companies and the results of Praxis from its date of acquisition. The results presented herein as Pro Forma Combined consist of the combined results of WE JAC and the Predecessor Companies as if these entities had been combined for all periods presented herein. The Pro Forma Combined results do not reflect any results of Praxis for periods of time prior to the date on which it was acquired.

         Company revenues are derived from four primary areas: franchise development, royalties, manufacturing and distribution and Company-owned centers. Franchise development revenues include sales of franchises and master licenses along with revenue from the Company's turnkey program, under which the Company sells retail centers to franchisees. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Manufacturing and distribution revenues are derived from the manufacture and sale of automotive parts and equipment and car wash parts, supplies and chemicals. Company-owned center revenue is derived from Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers owned and operated by the Company.

         Direct costs consist of the cost of parts and equipment, fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, corporate costs associated with directly supporting the franchise system, and the cost of operating Company-owned centers. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items consist of depreciation and amortization, interest income and expense and the operating results of Precision Tune Auto Care centers held for resale by the Company.

         During the year ended June 30, 1998, the Company negotiated the terms of seven acquisitions that would have added approximately 470 retail centers producing approximately $210 million in system-wide retail sales to the Company's existing retail system. System-wide retail sales include sales of both franchise stores, only a portion of which is recognized by the Company as royalty revenue, and Company-owned centers. The Company had been arranging approximately $150 million of financing for the proposed acquisitions. As previously announced, the Company has determined that it will not proceed with the proposed acquisitions. As a result, the Company recognized a charge to earnings of $600,000 in the quarter ending June 30, 1998 and an estimated charge of approximately $700,000 will be made in the quarter ended September 30, 1998 relating to professional fees, deposits and other costs relating to the proposed acquisitions.

Presentation of Pro Forma Combined Results
------------------------------------------

         To obtain Pro Forma Results, the historical results of operations of the Predecessor Companies have also been adjusted to reflect certain purchase accounting adjustments, including (i) the amortization of goodwill arising from the IPO Combination, (ii) the elimination of management fees charged between certain Predecessor Companies, (iii) the elimination of intercompany transactions and (iv) adjustments to interest expense based upon the assumed reduction in debt from the proceeds of the Company's initial public offering.

Results of Operations - Pro Forma Combined
------------------------------------------

         The following table sets forth certain income statement items as a percentage of net revenue for the years ended June 30, 1997 and 1998.

                                                               1997                     1998
                                                               ----                     ----
Net revenue                                                    100%                     100%
Direct cost                                                      74                       74
                                                                 --                       --
Contribution                                                     26                       26
General and administrative expense                                9                        9
Depreciation and amortization expense                             6                        6
                                                                 --                       --
Operating income                                                 11                       11
Other expense                                                    (2)                      (2)
                                                                 --                       --
Income before taxes                                               9                        9
Provision for income taxes                                        5                        5
                                                                 --                       --
Net income                                                       4%                       4%
                                                                 ==                       ==

Pro Forma:  Year Ended June 30, 1998 Compared to Year Ended June 30, 1997
-------------------------------------------------------------------------

         Pro Forma Revenue. Pro forma revenues for the year ended June 30, 1998 were $48.0 million, an increase of $4.9 million or 11%, compared with revenues of $43.1 million for the prior year. Revenues from manufacturing and distribution operations for the year ended June 30, 1998 increased $1.7 million, or 7%, over 1997, principally as a result of improved sales performance in Hydrospray, the Company's car wash equipment manufacturer. Revenues from Company-owned centers for the year ended June 30, 1998 increased $1.4 million, or 37%, relative to the same period in 1997 as the result of the acquisition of additional centers following the IPO Combination along with upgrades to the centers and the application of the Company's management and marketing programs, which generally have increased same store sales. Royalty revenues increased $896,000, or 7%, from the prior year reflecting increases in retail sales at domestic centers and the addition of Praxis, the Company's Mexican subsidiary. Franchise development sales for the year ended June 30, 1998 increased $591,000 from the prior year as the result of $495,000 of sales under the turnkey sales program and $260,000 from the sale of property, offset by a net decline in franchise revenues of $164,000. This net decline is comprised of increases in sales of Precision Auto Wash and Precision Lube Express franchises (which were new in fiscal 1998) and Praxis franchise sales in the fourth quarter less decreases in international master license sales in fiscal 1998 versus 1997 and a slight decrease in revenues from Precision Tune Auto Care franchises related to a lower number of store openings in fiscal 1998 versus 1997.

         Pro Forma Direct Cost. Pro forma direct costs for the year ended June 30, 1998 were $35.3 million, an increase of $3.2 million, or 10%, compared with direct costs of $32.0 million for the prior year. Overall direct costs increased at a slightly lower rate than revenues, resulting in an increase in contribution from Fiscal 1997 to Fiscal 1998 of $1.6 million, or 15%.

         Pro Forma General & Administrative Expenses. Pro forma general and administrative expenses were $4.4 million for the year ended June 30, 1998, an increase of $615,000, or 16%, from $3.8 million for the prior year. This increase was related to continued development of the Company's infrastructure to execute its growth plan.

         Pro Forma Amortization and Depreciation Expense. Pro forma amortization and depreciation expense for the year ended June 30, 1998 was $2.7 million, an increase of $41,000, or 2%, from expense of $2.6 million for the same period in 1997. This increase was related to amortization and depreciation for the businesses acquired during the fiscal year.

         Pro Forma Operating Income. Pro forma operating income for the year ended June 30, 1998 of $5.6 million represented an increase of $1.0 million, or 21%, from the operating income of $4.6 million a year earlier. This increase is largely the result of an increase in contribution margin of $1.6 million which was partially offset by an increase in general and administrative expenses of $615,000.

         Pro Forma Interest Income. Pro forma interest income for the year ended June 30, 1998 of $143,000 declined $26,000, or 5%, from interest income of $169,000 for the same period in 1997 as the result of lower average cash balances.

         Pro Forma Interest Expense. Pro forma interest expense for the year ended June 30, 1998 was $791,000, an increase of $350,000, or 79%, from interest expense of $442,000 for the same period a year earlier as the result of higher borrowing levels partially offset by a decline in applicable interest rates.

        Pro Forma Other Expense. Pro forma other expense for the year ended June 30, 1998 was $808,000, an increase of $267,000 or 49%, from $541,000 the prior year. This increase was the result of a $600,000 charge incurred in connection with the Company's acquisition activities and the related financing effort, both of which were suspended during September 1998.

         Pro Forma Provision for Income Taxes. The pro forma provision for income taxes for the year ended June 30, 1998 of $2.3 million resulted in an effective tax rate of 56%, which is caused by the impact of the portion of amortization of goodwill that is not deductible for tax purposes relative to pro forma pre-tax income.

         Pro Forma Net Income/Earnings per Share. Pro forma net income for the year ended June 30, 1998 was $1.8 million, an increase of $9,000 or 0.5% over the pro forma net income of $1.8 million for the same period in 1997. Pro forma earnings per share of $0.32 for the year ended June 30, 1998 decreased by $0.01 from pro forma earnings per share of $0.33 for the prior year.

Results of Operations - Actual
------------------------------

         The following table sets forth certain income statement items as a percentage of net revenue for the year ended June 30, 1996, 1997 and 1998.

                              1996                 1997               1998
                              ----                 ----               ----
Net revenue                   100%                 100%               100%
Direct cost                     74                   74                 74
                                --                   --                 --
Contribution                    26                   26                 26

                                              1996                 1997               1998
                                              ----                 ----               ----
General and administrative expense             8                     9                 10
Depreciation and amortization expense          4                     4                  5
                                              --                    --                 --
Operating income                              14                    13                 11
Other expense                                 (6)                   (4)                (4)
                                              --                    --                 --
Income before taxes                            8                     9                  7
Provision for income taxes                     4                     5                  4
                                              --                    --                 --
Net income                                    4%                    4%                 3%
                                              --                    --                 --

Actual: Year Ended June 30, 1998 Compared to Year Ended June 30, 1997
---------------------------------------------------------------------

         Revenue. Actual revenues for the year ended June 30, 1998 were $41.8 million, an increase of $14.3 million, or 52%, compared with revenues of $27.5 million for the prior year. This increase relates principally to the results of the companies acquired simultaneous with and after the IPO Combination.

         Direct Cost. Actual direct costs for the year ended June 30, 1998 were $30.7 million, an increase of $10.4 million, or 51%, compared with direct costs of $20.3 million for the prior year. This increase in direct costs was approximately commensurate with the increase in revenues. Overall direct costs increased at a slightly lower rate than revenues, resulting in an increase in contribution from fiscal 1997 to fiscal 1998 of $3.9 million, or 54%.

         General & Administrative Expenses. Actual general and administrative expenses for the year ended June 30, 1998 were $4.1 million, an increase of $1.8 million, or 77%, from $2.3 million for the prior year. This increase primarily relates to the results of the companies acquired simultaneous with and after the IPO Combination. The Company also incurred expenses in 1998 associated with the development of infrastructure to execute its growth plan.

         Amortization and Depreciation Expense. Actual amortization and depreciation expense for the year ended June 30, 1998 was $2.2 million, an increase of $1.1 million, or 96%, from expense of $1.1 million for the prior year. This increase was related to amortization and depreciation related to the businesses acquired or merged during the fiscal year.

         Operating Income. The actual operating income for the year ended June 30, 1998 of $4.7 million was an increase of $1.0 million, or 27%, from the operating income of $3.7 million in the prior year. This increase is largely the result of an increase in contribution margin of $3.9 million offset by an increase in general and administrative expenses of $1.8 million and depreciation and amortization expenses of $1.1 million.

         Interest Income. Actual interest income for the year ended June 30, 1998 of $159,000 was an increase of $11,000, or 8%, from interest income of $148,000 for the prior year as the result of slightly higher average cash balances offset by lower interest rates.

         Interest Expense. Actual interest expense for the year ended June 30, 1998 was $1.0 million, a decrease of $18,000, or 2%, from interest expense of $1.1 million for the prior year as the result of higher borrowing levels partially offset by a decline in applicable interest rates.

        Other Expense. Actual other expense for the year ended June 30, 1998 of $803,000 increased $562,000 or 233% from other expense for the prior year. This increase was the result of a charge of $600,000 to expense acquisition and financing costs incurred in conjunction with the Company's acquisition activities and related financing effort, both of which were suspended during September 1998.

         Provision for Income Taxes. The provision for income taxes for the year ended June 30, 1998 of $1.8 million results in an effective tax rate of 59%, which largely results from the impact of the portion of amortization of goodwill that is not deductible for tax purposes relative to the pretax income. The tax provision for the same period a year earlier of $1.3 million represented an effective tax rate of 50%.

         Net Income/Earnings per Share. Actual net income for the year ended June 30, 1998 was $1.2 million, a decrease of $27,000 or 2% over the net income of $1.3 million for the prior year. Diluted earnings per share of $0.28 for the year ended June 30, 1998 decreased by $0.54 from diluted earnings per share of $0.82 for the prior year as the result of the additional shares issued in connection with the IPO Combination and the Praxis acquisition.

Actual:  Year Ended June 30, 1997 Compared to Year Ended June 30, 1996
----------------------------------------------------------------------

         Revenue. Revenue increased $723,000 or 3% to $27.5 million for the year ended June 30, 1997 from $26.7 million for the year ended June 30, 1996. This reflects increases of $757,000 in royalty revenue, $235,000 in franchise revenue and $82,000 in other revenues which were offset by a $351,000 decrease in sales of equipment and parts. The increase in royalty revenue resulted from an increase in system-wide sales reflecting the Company's emphasis on a wider range of vehicle maintenance services instead of specialty tune ups. While this has resulted in a lower average price per service visit, the volume of service visits increased during the period. The Company's emphasis on providing a wider range of vehicle maintenance services has resulted in a lower average cost per service and a corresponding decrease in average parts sales per visit. The increase in franchise revenue reflects the sale of international master licenses, consistent with the Company's strategy to expand into international markets. Including master license fees, franchise fees and royalties, total revenues derived from international operations were $937,000 for the year ended June 30, 1997 compared to $636,000 for the year ended June 30, 1996.

         Direct Cost. Direct cost increased $583,000, or 3%, to $20.3 million for the year ended June 30, 1997 from $19.7 million for the year ended June 30, 1996. Direct cost as a percentage of revenue remained constant at 74% for 1997 and 1996, notwithstanding a $400,000 increase in expenses associated with franchisee field operations and training support, marketing and communication costs focused on the strategic repositioning of the business, and international and domestic sales development costs. Equipment and parts costs decreased $196,000 which was consistent with the decline in related sales.

         Contribution. Contribution increased $140,000, or 2%, to $7.2 million for the year ended June 30, 1997 from $7.0 million for the year ended June 30, 1996. Contribution margin as a percentage of revenue remained constant at 26% for 1997 and 1996.

         General and Administrative Expenses. General and administrative expenses increased $288,000, or 14%, to $2.3 million for the year ended June 30, 1997 from $2.1 million for the year ended June 30, 1996. General and administrative expenses as a percentage of revenue increased to 9% for the year ended June 30, 1997 from 8% for the year ended June 30, 1996. This increase was primarily due to the hiring of additional personnel and improvements made to the Company's management information system.

         Operating Income. Operating income decreased $110,000, or 3%, to $3.7 million for the year ended June 30, 1997 from $3.8 million for the year ended June 30, 1996. Operating income as a percentage of revenues decreased to 13% for the year ended June 30, 1997 from 14% for the year ended June 30, 1996. This decrease reflects the divestiture of Company-owned stores which were operated by the Company in 1996.

         Other Income (Expense), Net. Other expense decreased $387,000, or 25%, to $1.2 million for the year ended June 30, 1997 from $1.5 million for the year ended June 30, 1996. A decrease in other expense of $332,000 and an increase in interest income of $80,000 were partially offset by increased interest expense of $25,000.

         Income (Loss) Before Taxes. Income before taxes increased $278,000, or 12% to $2.5 million for the year ended June 30, 1997 from $2.2 million for the year ended June 30, 1996. Income before taxes as a percentage of revenue increased to 9% for the year ended June 30, 1997 from 8% for the year ended June 30, 1996.

         Provision for Income Taxes. Provision for income taxes increased $93,000, or 8%, to $1.3 million for the year ended June 30, 1997 from $1.2 million for the year ended June 30, 1996 due to the increase in income before taxes.

         Net Income. Net income increased $185,000, or 17%, to $1.3 million for the year ended June 30, 1997 from $1.1 million for the year ended June 30, 1996. Net income as a percentage of revenue remained at 4%.

Liquidity and Capital Resources
-------------------------------

         Historically, the operations and growth of the Company and its subsidiaries have been financed through private equity capital, internally generated working capital, and borrowings from commercial banks or other lenders. These borrowings were generally secured by substantially all of the assets of the respective company as well as the personal guarantees of the respective owners. Approximately $14.2 million of the net proceeds of the Company's initial public offering was used to repay certain outstanding indebtedness of the Predecessor Companies. A portion of the remaining balance was refinanced with borrowings under the Company's revolving credit facility.

         The following table sets forth selected information from the Statements of Cash Flows for Precision Auto Care, Inc. and its subsidiaries for the time periods during which they were members of the consolidated group and do not include the effect of pro forma adjustments.

                                                           Year ended June 30,
                                                           1998             1997
                                                           ----             ----
                                                               (in thousands)
Net cash (used in)/provided by operating activities       $ (2,132)        $ 2,207
Net cash used in investing activities                      (15,047)           (891)
Net cash provided by/(used in) financing activities         18,673          (1,491)
                                                          --------         -------
Change in cash                                            $  1,494         $  (175)
                                                          ========         =======

         During the twelve months ended June 30, 1998 the Company's operations used $2.1 million in cash principally due to increases in accounts receivable and inventory related to companies acquired during the year. The increase in accounts receivable of $5.0 million was comprised, in substantial part, of approximately $2.0 million in turnkey sales and approximately $1.0 million in car wash equipment sales in the fourth quarter. Additionally, the Company increased its inventory by approximately $1.2 million during the latter part of the year in anticipation of increased sales levels. Finally, the timing of required income tax payments used approximately $2.9 million in cash from operations.

         Cash used in investing activities during the twelve months ended June 30, 1998 was $15.0 million compared with $891,000 for the prior year. The $15.0 million of fiscal 1998 investments were comprised of $11.0 million related to acquisitions of businesses and area rights, $800,000 in purchases of real estate, and $3.2 million in capital expenditures (including approximately $1.2 million in PIN system and signage upgrades to the retail system, $800,000 for company owned car wash upgrades, and $1.2 million in other corporate capital expenditures).

         Cash provided by financing activities was $18.4 million for the year ended June 30, 1998 compared with a net cash outflow of $1.5 million for the prior year. The cash inflow is principally the result of the issuance of common stock in conjunction with the Company's initial public offering which resulted in an inflow of $19.6 million net of transaction costs. The remaining inflow of cash represents advances under the Company's bank credit facilities net of payments made to extinguish debt assumed in the Company's acquisitions.

         As the Company recently announced, the Company has drawn substantially all of the amounts available under its bank credit facility principally as a result of its acquisition activities and the working capital requirements described above. The Company presently has borrowed approximately $24 million under its bank credit agreement, of which $14 million of these borrowings represents amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions (the "Acquisition Line of Credit") and $10 million represents funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan"). At June 30, 1998 the Company was not in compliance with various covenants contained in its bank credit agreement which its lender subsequently waived in connection with a recently negotiated amendment to such agreement.

         On October 12, the Company and the bank executed an amendment to its credit agreement with an effective date of October 1, 1998 pursuant to which amounts available under the Acquisition Line of Credit and the Line of Credit Loan will be reduced to $10 million and $5 million, respectively, for a total of $15 million. These reductions will become effective on the earlier of February 1, 1999 or the execution of certain real estate mortgage financing transactions which the Company has initiated recently. The Company expects that these mortgages will yield approximately $15 million in net cash proceeds and will require monthly payments of interest (at an annual rate of approximately 8%) and principal (amortized over a 20 year period). If the real estate transactions are accomplished on such terms, the Company expects that the Acquisition Line of Credit will have a $10 million balance and the $5 million Line of Credit Loan will be available for general working capital purposes. Pursuant to the amendment, loans extended by the bank under the Acquisition Line of Credit and the Line of Credit Loan will mature on September 30, 1999 instead of the November 1, 2000 date which was in effect prior to the amendment. Additionally, subsequent to September 28, 1998, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

         The terms of the amendment also require the Company to obtain $2 million in the form of equity financing or debt financing that is subordinate to the bank, in each case on terms acceptable to the bank, no later than October 15, 1998. Substantially all of the members of the Company's Board of Directors have signed pledges to provide the Company with $2 million of subordinated debt financing in order to satisfy this requirement and the Company expects that it will complete this financing by the October 15, 1998 deadline. The Company presently expects that the subordinated debt will bear interest at a rate of up to 14% and that the terms of the subordinated debt will call for increases in the interest rates if the Company defaults on the subordinated debt or any of the Company's senior indebtedness. In the event that the Company fails to secure the $2 million of equity or subordinated debt financing required by October 15, 1998 the Company will have to seek to renegotiate the terms of its credit facility and there can be no assurance that the Company will be able to renegotiate the credit facility or negotiate the facility on terms that may be satisfactory to the Company.

         While the Company has initiated the process pursuant to which it expects to obtain the real estate financing described above, the Company has not yet received a commitment letter or other binding agreement with respect to such financing and there can be no assurance that the Company will consummate real estate financing on the terms described above. In the event that the Company fails to consummate the real estate mortgage transactions, the Company will need to seek alternative sources of financing. The Company has initiated a sale/leaseback financing effort as one such alternative. Also, to the extent that the Company realizes less than $10 million in net cash proceeds from any such financings the Company will be obligated to reduce the Acquisition Line of Credit and the Line of Credit Loan to the required levels from other sources and there can be no assurance that other sources will be available or the terms on which such sources may be available.

          As amended, the Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Accordingly, the Company does not expect that it will be in a position to pursue acquisitions or significant capital investments until its working capital position has improved significantly. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating and fluctuating prime portion lending rate or the London Interbank Offered Rate (Libor) plus a margin ranging from 0.25% to 2.50% pending on certain financial ratios. Availability fees ranging from 0.25% to 0.5% will be payable on the unused portion of the Line of Credit Loan. The Company subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

         During the year ended June 30, 1999 ("Fiscal 1999"), the Company intends to spend approximately $750,000 in recurring capital expenditures and may spend approximately $3.25 million in new investments depending on cash flow availability to make such investments. These expenditures include amounts to upgrade substantially all of the Company-owned car wash facilities with the full complement of HydroSpray car wash equipment and the proprietary operating and marketing features of the Precision Auto Wash System, amounts for investments in productivity improvements, investments in management information and accounting systems at the retail and corporate level, investments in centers included in the Precision Turnkey Program and general corporate capital expenditures. The Company intends to fund these expenditures through internally generated funds and, if necessary, borrowings under the revolving credit facility to the extent available.

         The Company believes that the lending arrangements discussed above combined with expected cash flow from operations will be sufficient to support its existing operations; provided the Company obtains the subordinated debt financing and obtains approximately $15 million in net cash proceeds from the real estate financing transactions discussed above. If the Company fails to obtain the subordinated debt financing or the real estate financing on the terms described above (and fails to arrange alternative financing on a timely basis) or fails to satisfy the revised financial and other covenants set forth in the Credit Agreement as it has been amended, the Company's liquidity, financial condition and results of operations could be materially adversely affected and the Company would be in default of the Amendment to the Credit Agreement. Also, to the extent that the Company seeks to grow materially through the acquisition of additional businesses the Company will be required to obtain additional capital from outside sources. There can be no assurance that the Company will be able to obtain such capital on satisfactory terms and conditions.

Seasonality and Quarterly Fluctuations
--------------------------------------

         Seasonal changes may impact various sectors of the Company's business differently and, accordingly, the Company's operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Auto Care, Precision Lube Express, and Precision Auto Wash centers. Severe winter weather and rainy conditions may also adversely impact the Company's sale and installation of car was equipment. Conversely, the Precision Auto Wash business is favorably impacted by normal winter weather conditions as demand for the Company's car wash service increases substantially in winter months.

Year 2000 (Y2K) Compliance
--------------------------

         The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is principally the result of computer programs that have time-sensitive software which may recognize a date using "00" as the year
1900 rather than the year 2000. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.

        While the Company has not performed a detailed analysis of the Y2K capabilities of its primary vendors, management believes that sufficient alternative sources of supplies and services are available to be called upon in the event one of the Company's vendors suffers a Y2K related disruption of its operations.

         As part of management's proactive review of internal telecommunications and computer systems, a decision was reached in 1997 to replace a portion of the Company's current computer system, which is not Y2K compliant, with a new management information system (MIS) system starting in 1998 for completion in 1999. New software and hardware were identified and a new system purchased in the first quarter of 1998. The new MIS system is certified to be Y2K compliant. Hardware and software costs were approximately $180,000 in FY98. Additional programming costs are expected to reach $250,000 during FY99 representing 33% of the MIS budget. The new software has been loaded on the new computer and is currently being integrated into the Company's existing network. The Company expects initial trial conversion to the new system to take place by December 31, 1998 for corporate headquarters based activities. Field activities are scheduled to be brought on-line during the remainder of 1999. Potential risks of this conversion include the lack of adequate internal personnel resources to perform the conversion and unanticipated delays in software modifications specific to managing franchise royalty accounting.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risks
                  ----------------------------------------------------------

        The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.


Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In $Thousands)


                            1999             2000            2001            2002              2003      Thereafter     Total
                            ----             ----            ----            ----              ----      ----------     -----
Short-term debt:
   Term loan              $2,353                -               -               -                 -            -       $ 2,353
   Variable rate    LIBOR + 0.25 - 2.50%

Long-term debt:
   Term loan                   -          $ 2,353           $2,353         $2,353            $1,986            -       $ 9,045
   Variable rate                                                      LIBOR + 0.25 - 2.50%

   Line of credit              -          $10,333                -              -                 -            -       $10,333
   Variable rate                        Prime + 0.25 - 2.50%

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

          The financial statements and schedules listed in Item 14 are filed as part of this report and appear on pages F-1 through F-25.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
                  -----------------------------------------------------------

                  Not applicable.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1998.

Item 11.          Executive Compensation

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1998.

Item 12.          Security Ownership of Certain Beneficial owners and Management

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1998.

Item 13.          Certain Relationships and Related Transactions

                  Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 1998.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The following financial statements of the Company appear on pages F-1 through F-25 of this report and are incorporated by reference in Part II, Item 8:

                         Report of Independent Auditors

                         Audited Financial Statements

                               Consolidated Balance Sheets
                               Consolidated Statements of Operations
                               Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                               Notes to Consolidated Financial Statements

                  The following pro forma financial statements appear on page P-1 of this report and are incorporated by reference in Part II, Item 8:

                         Pro Forma Financial Statements

         2.       Financial Statement Schedules

                  The following schedule appears on page S-1 of this report:

                  Schedule II - Valuation and Qualifying Accounts

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

         *10.3 Amendment No. 3 to Loan and Security Agreement between the Company and its designated subsidiaries and First Union National Bank dated October 1, 1998.

         *10.4 Second Consolidated, Amended and Restated Revolving and Acquisition Line of Credit Promissory Note by the Company and its designated Subsidiaries in favor of First Union National Bank dated October 1, 1998.

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

         *10.13 Employment Agreement between the Company and Jaime J. Valdes dated March 31, 1998.

         *10.14 Independent Contractor Agreement between the Company and Ernest S. Malas dated November 12, 1997.

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

         *21      Significant Subsidiaries of the Company.

         *23      Consent of Ernst & Young LLP, Independent Auditors.

         *24      Power of Attorney

         *27      Financial Data Schedule.

-------------------
         *  Filed herewith.

                         Report of Independent Auditors



Board of Directors and Stockholders
Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets and schedule of Precision Auto Care, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.










Vienna, Virginia                                               Ernst & Young LLP
October 12, 1998


                   Precision Auto Care, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                          ---------------------------

                                                                                                  June 30,
                                                                                          1997               1998
                                                                                   -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                          $     576,608      $  2,070,294
   Accounts receivable, net of allowance of $301,000 and
   $1,390,000, respectively                                                               4,080,216         9,050,190
   Inventory                                                                                768,496         4,201,752
   Notes receivable, current portion, net of allowance of $137,000
      and $99,000, respectively                                                             512,960         1,519,642
   Other assets                                                                             404,300         2,217,164
   Deferred costs                                                                         1,211,257                 -
   Deferred income taxes, net                                                               257,000           722,000
                                                                                   -------------------------------------
Total current assets                                                                      7,810,837        19,781,042

Notes receivable, noncurrent portion, net of allowance of
   $61,085 and $52,000, respectively                                                      1,360,958           654,382

Property, plant and equipment, at cost                                                    1,614,134        20,978,240
  Less:  accumulated depreciation                                                          (760,508)       (1,678,527)
                                                                                   -------------------------------------
                                                                                            853,626        19,299,713
Goodwill and other intangibles, net of accumulated amortization of
   $9,682,000 and $11,010,000, respectively                                              15,968,449        45,631,583
Deposits, trademarks and other                                                              700,398         1,182,502
                                                                                   -------------------------------------

Total assets                                                                          $  26,694,268      $ 86,549,222
                                                                                   =====================================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                          ---------------------------

                                                                                                      June 30,
                                                                                             1997                 1998
                                                                                    ----------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                                           $     5,202,650     $     9,336,120
   Income taxes payable                                                                       680,000                   -
   Current maturities, notes payable                                                          161,098           1,060,910
   Current maturities, term loan                                                            7,066,667           2,352,948
   Current maturities, revolving line of credit                                             1,529,301                   -
   Deferred revenue, current portion                                                          413,465             962,977
                                                                                    ----------------------------------------
Total current liabilities                                                                  15,053,181          13,712,955

Revolving line of credit                                                                            -          10,333,000
Term loan, net of current portion                                                                   -           9,045,052
Notes payable, net of current portion                                                         622,308           1,471,068
Deferred revenue, net of current portion                                                      529,837             393,338
Refundable deposits                                                                           194,557             424,245
Other                                                                                               -             214,978
                                                                                    ----------------------------------------
Total liabilities                                                                          16,399,883          35,594,636


Stockholders' equity:
   Common stock, $.01 par; 19,000,000 shares authorized; 1,580,740 and 6,120,543 issued; 1,333,700 and 6,120,543 outstanding, in
       1997 and 1998, respectively                                                             15,807              61,205
   Additional paid-in capital                                                               8,407,722          45,682,551
   Retained earnings                                                                        4,342,813           5,210,830
   Treasury stock, at cost, 247,040 shares in 1997                                         (2,471,957)                  -
                                                                                    ----------------------------------------
Total stockholders' equity                                                                 10,294,385          50,954,586
                                                                                    ----------------------------------------

Total liabilities and stockholders' equity                                             $   26,694,268     $    86,549,222
                                                                                    ========================================

See accompanying notes.


                   Precision Auto Care, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                     -------------------------------------

                                                                            Years ended June 30,
                                                                1996                 1997                 1998
                                                         ------------------------------------------------------------
Sales:
   Franchise Development                                     $  1,316,055           $  1,551,097        $  2,255,744
   Royalties                                                   12,998,505             13,755,440          14,603,825
   Manufacturing and distribution                              12,203,414             11,852,062          20,458,420
   Company centers                                                      -                      -           3,940,916
   Other                                                          216,340                298,332             516,709
                                                         ------------------------------------------------------------
Total sales                                                    26,734,314             27,456,931          41,775,614

Direct cost                                                    19,708,075             20,291,174          30,708,388
                                                         ------------------------------------------------------------

Contribution (exclusive of amortization shown                   7,026,239              7,165,757          11,067,226
   separately below)

General and administrative expense                              2,059,124              2,346,775           4,147,276
Depreciation expense                                              217,000                175,000             775,088
Amortization of franchise rights and goodwill                     964,311                968,072           1,469,035
                                                         ------------------------------------------------------------

Operating income                                                3,785,804              3,675,910           4,675,827

Other income (expense):
   Interest expense                                            (1,031,705)            (1,056,597)         (1,038,851)
   Interest income                                                 67,353                147,638             158,771
   Other                                                         (573,466)              (241,211)           (803,283)
                                                         ------------------------------------------------------------
Total other income (expense)                                   (1,537,818)            (1,150,170)         (1,683,363)
                                                         ------------------------------------------------------------

Income before income tax expense                                2,247,986              2,525,740           2,992,464

Provision for income taxes                                      1,177,810              1,270,860           1,764,368
                                                         ------------------------------------------------------------

Net income                                                    $ 1,070,176           $  1,254,880        $  1,228,096
                                                         ============================================================

Basic net income per share                                    $      0.74           $       0.84        $       0.29
Diluted net income per share                                  $      0.73           $       0.82        $       0.28
Weighted average shares outstanding - Basic                     1,451,418              1,486,162           4,247,977
Weighted average shares outstanding - Diluted                   1,457,587              1,526,774           4,322,623

See accompanying notes.


                   Precision Auto Care, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------

<CAPTION
                                                                   Additional
                                       Common        Common         Paid-in         Retained         Treasury
                                       Shares         Stock         Capital         Earnings          Stock             Total
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 1995                1,414,418     $ 14,144     $ 7,160,983      $ 2,017,757             -       $  9,192,884
Issuances of common stock                 147,975        1,480       1,141,413                                         1,142,893
Net income                                     -             -             -          1,070,176             -          1,070,176
                                    -----------------------------------------------------------------------------------------------

Balance at June 30, 1996                1,562,393       15,624       8,302,396        3,087,933             -         11,405,953
Issuances of common stock                  18,347          183         105,326              -               -            105,509
Treasury stock - purchase                (247,040)           -             -                -         (2,471,957)     (2,471,957)
Net income                                     -             -             -          1,254,880                        1,254,880
                                    -----------------------------------------------------------------------------------------------

Balance at June 30, 1997                1,333,700       15,807       8,407,722        4,342,813       (2,471,957)     10,294,385
Issuances of common stock                  17,114          171         124,776              -                            124,947
Retirement of treasury stock                   -        (2,470)     (2,469,487)             -          2,471,957             -
Dividends paid                                 -             -             -           (360,079)            -           (360,079)
Initial public offering                 2,666,540       26,665      19,592,275              -               -         19,618,940
Combination                             1,436,724       14,367      12,916,823              -               -         12,931,190
Exercised common stock
  options and warrants                     47,200          472         382,128              -               -            382,600
Acquisition of Praxis                     619,265        6,193       6,728,314              -               -          6,734,507
Net income                                     -             -             -          1,228,096             -          1,228,096
                                    -----------------------------------------------------------------------------------------------

Balance at June 30, 1998                6,120,543     $ 61,205     $45,682,551      $ 5,210,830             -       $ 50,954,586
                                    ===============================================================================================

See accompanying notes.


                   Precision Auto Care, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                                                     Year Ended June 30,
                                                                            1996            1997            1998
                                                                       -------------------------------------------------
Operating activities:
Net income                                                                 $1,070,176      $ 1,254,880    $  1,228,096
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Proceeds from turnkey sales of operating assets                                -                -       1,097,930
     Depreciation and amortization                                          1,234,705        1,251,462       2,244,123
     Loss (gain) on disposal of property, plant, and equipment                306,705          207,256        (324,089)
     Deferred income taxes                                                    (67,000)         623,000        (465,000)
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                         (768,799)      (1,535,862)     (3,912,703)
       Inventory                                                              (43,044)         365,362      (1,185,081)
       Prepaid expenses, recoverable income taxes, deposits and
         other                                                                (72,420)      (1,193,484)       (498,567)
       Accounts payable and accrued liabilities                            (1,349,981)       1,819,478       2,581,720
       Income taxes payable                                                   701,363          (77,011)     (2,853,950)
       Deferred revenue, net                                                 (549,833)        (507,888)        (44,890)
                                                                       -------------------------------------------------
Net cash provided by (used in) operating activities                           461,872        2,207,193      (2,132,411)

Investing activities:
   Purchases of property and equipment                                       (358,392)        (296,088)     (4,046,162)
   Purchase of franchise agreements and rights                               (754,545)        (545,730)     (1,478,871)
  Acquisitions                                                                (62,949)         (49,535)     (9,277,225)
                                                                       -------------------------------------------------
Net cash used in investing activities                                      (1,175,886)        (891,353)    (14,802,258)

Financing activities:
   Purchase of treasury stock                                                       -       (2,471,957)              -
   Issuances of common stock                                                1,142,893          105,509      20,126,487
   Loan acquisition costs                                                     (39,374)         (41,226)        (40,000)
   Transaction costs                                                                -               -       (1,714,086)
   Proceeds from long-term debt and notes payable                           1,593,808        2,918,309      22,722,670
   Repayments of long-term debt and notes payable                          (1,764,374)      (2,001,339)    (22,306,637)
   Payment of dividend                                                              -               -         (360,079)
                                                                       -------------------------------------------------
Net cash provided by (used in) financing activities                           932,953       (1,490,704)     18,428,355
                                                                       -------------------------------------------------
Net change in cash and cash equivalents                                       218,939         (174,864)      1,493,686
Cash and cash equivalents at beginning of year                                532,533          751,472         576,608
                                                                       =================================================
Cash and cash equivalents at end of year                                   $  751,472      $   576,608    $  2,070,294
                                                                       =================================================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

             For the three years in the period ended June 30, 1998


1. Business and Organization
   -------------------------

Precision Auto Care, Inc. (the Company) is an international provider of automotive maintenance services, including specialized automotive care services, self-service and touchless automatic car wash services, and fast oil change and lube services, which are conducted principally as franchise operations. These services are provided under the Precision Tune Auto Care, Precision Auto Wash, and Precision Lube Express brand names. The Company also distributes auto parts primarily to its affiliated business units and franchisees and manufactures equipment which is sold primarily to third parties. Additionally, the Company assembles and sells modular automotive lubrication units, primarily to its Lube Express franchisees.

The Company began business operations upon completion of its November 1997 Initial Public Offering (IPO) of common stock. Concurrent with the IPO, nine companies were combined to create Precision Auto Care. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company has made several other acquisitions subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

2. Summary of Significant Accounting Policies
   ------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and divisions, Precision Tune Auto Care, Inc., HydroSpray Car Wash Equipment Co., Ltd., Precision Building Solutions Incorporated, Car Wash Division (comprised of companies formerly known as Prema Properties, Ltd., Miracle Partners, Inc., Rocky Mountain Ventures, Inc., Rocky Mountain Ventures II, Ralston Car Wash Ltd.) , National Auto Chemical, Worldwide Drying Systems, Inc., Indy Ventures, Inc. and Promotora de Francquicias Praxis, S.A. de C.V., ("Praxis") (a Mexican corporation.)

Currency Translation

The U.S. dollar is the functional currency for all the Company's consolidated operations, including its Mexican subsidiary whose economic environment is highly inflationary. All gains and losses from currency translation are included in earnings.

Revenue Recognition

Revenues from the sale of parts is recognized when the parts are shipped from the Company's warehouse. Revenues from the sale of car wash equipment and modular automobile lubrication units is recognized when such units have been shipped to customers and the Company has performed on all obligations related to the sale, such as installation and assistance with site development.

The Company's royalty revenues are recognized as earned and in accordance with specific terms of each Agreement. At the end of each accounting period, royalty revenue estimates are made for the franchisee's revenues earned but not yet reported. The royalty accrual is adjusted in subsequent periods as a result of immaterial differences between franchisee's actual and estimated revenues.

Revenue from the sale of a franchise is recognized 50% at the time of sale and 50% upon the opening of the franchised center.

The Company enters into domestic Area Subfranchise Agreements and international Master License Agreements (Agreements) which grant the subfranchisor and master licensor, respectively, the right to sell, on the Company's behalf, Precision Tune Auto Care franchises, Precision Auto Wash franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of area subfranchise rights is deferred and recognized ratably over the terms of the Agreement, generally 10 years, because the Company's obligation under the Agreement does not depend significantly upon the number of franchises opened. Revenue from the sale of master license rights, for geographic areas outside the U.S., is recognized upon signing the Agreement because the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Revenues from automobile oil change, lubrication and wash services are generally paid in cash and are recognized at the time of service.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less.

Inventory

Inventory is stated at cost, which is lower than market. The cost of auto parts inventory is determined by the "moving average" method. The cost of modular automotive lubrication units, car wash equipment, and car wash supplies and is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                                    Years
                                                              ------------------
Building and leasehold improvements                                  11-30
Furniture and fixtures                                               5-7
Equipment                                                            7-10
Other items                                                          5-7

Goodwill and Other Intangible Assets

Purchase price in excess of the fair market value of net assets acquired is included in goodwill/franchise rights. Franchise rights held by one of the Company's predecessors are being amortized over 30 years on a straight line basis. Goodwill related to the Company's acquisitions, as described in Note 3, is being amortized on a straight line basis over 30 years. Certain other intangibles, including covenants not to compete and consulting agreements, are amortized on a straight line basis over periods ranging from six months to two years.

The Company occasionally repurchases franchise rights. The lower of the cost or fair market value of repurchased franchise rights is also included in goodwill and other intangibles. The decision to repurchase is made solely at management's discretion and is not a contractual obligation. The Company also will periodically obtain possession of franchise rights by exchanging notes payable or exercising rights outlined in the franchise agreements. The Company amortizes the repurchased franchise rights over the remaining terms of the franchise agreements on a straight line basis.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. A valuation allowance is established, if necessary, to reduce deferred income tax assets to the amount expected to be realized.

The companies combining at the time of the IPO filed final individual federal tax returns for the period ending November 12, 1997. For the year ended June 30, 1998, the Company will file a consolidated federal income tax return. For financial reporting purposes, the Company computes its federal and state income taxes on a separate company basis.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill, franchise rights and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company would record a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Fair market value would be determined primarily using the estimated cash flows discounted at a rate consistent with the risk involved.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company's cash is held at high quality financial institutions. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assesses the financial strength of its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

All of the Company's assets are located in the United States, except trade receivables of $1.1 million, inventory of $243,000, property and equipment of $288,000, and capitalized franchise rights of $262,000, which are located in Mexico.

Earnings Per Share

In February 1997, the Financial Accounting Standards Boards (FASB) issued SFAS No. 128, "Earnings Per Share," which became effective for reporting periods ending after December 15, 1997. The Company has disclosed basic and diluted earnings per share for all periods presented in accordance with this standard.

Comprehensive Income

Effective for the fiscal year ended June 30, 1999, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital. The Company will be required to restate earlier periods provided for comparative purposes, but does not believe the adoption of SFAS 130 will be material to the Company's financial statements.

Business Segments

Effective for the fiscal year ended June 30, 1999, the Company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company is reviewing the requirements of this statement and believes that it will require some additional disclosure. This statement does not impact the basic consolidated financial statements; it only affects the nature, extent and presentation of segment information in the notes to the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and presents in Note 12 pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied.

3. Acquisitions
   ------------

The Combination

Simultaneous with its IPO in November 1997, the Company combined with nine operating entities in a series of mergers and exchange offers (the Combination). The consideration paid consisted of 1,436,724 shares of the Company's newly issued Common Stock valued at the IPO price of $9 per share and $2,750,000 paid out of the IPO proceeds. This Combination was recorded as a purchase transaction. Operating results of the combining companies are included in the Company's financial statements since the effective date of the acquisition.

The total cost of the Combination is as follows:

Issuance of common stock
  1,436,724 shares, $9 per share                $   12,931,000
Cash consideration                                   2,750,000
Transaction costs                                      478,000
                                               ----------------
Total purchase price                            $   16,159,000
                                               ================

The purchase price of the Combination has been allocated as follows:

  Assets:
  Cash                                             $        225,000
  Receivables                                               563,000
  Inventory                                               1,711,000
  Other                                                     957,000
  Property, plant & equipment, net                       12,896,000
  Goodwill and other intangibles                         15,479,000
                                                   -------------------
  Total assets                                     $     31,831,000
                                                   ===================

  Liabilities:
  Current maturities of debt                              4,814,000
  Accounts payable & accrued expenses                     2,435,000
  Long term debt                                          8,423,000
                                                   -------------------
  Total liabilities                                      15,672,000
                                                   -------------------
    Equity                                               16,159,000
                                                   -------------------
  Total liabilities and equity                     $     31,831,000
                                                   ===================

Praxis

On March 31, 1998, the Company purchased all of the shares of Praxis for a total of $10,505,000, comprised of 619,265 shares of common stock valued at $10.875 per share and $3,770,000 in cash. The acquisition was recorded as a purchase transaction with the majority of the purchase price, $9,368,000, being allocated to goodwill. Operating results of Praxis are included in the Company's financial statements since the effective date of the acquisition.

Prior to March 31, 1998, the Company owned a fifteen percent interest in a joint venture with Praxis Corporation, (a subsidiary of Praxis). Through March 31, 1998, the Company accounted for its investment in the joint venture using the cost method.

Indy Ventures, Inc.

On March 31, 1998, the Company purchased the remaining 50% interest in Indy Ventures, Inc. not acquired in the IPO Combination for $1,734,000. Prior to this acquisition, the Company had recorded its 50% investment in Indy Ventures using the equity method of accounting. Goodwill and other intangibles in the amount of $1,124,000 were recorded. Operating results of Indy Ventures, Inc. are included in the Company's financial statements since the effective date of the acquisition.

Other Acquisitions

The Company has also purchased other businesses and components of businesses recorded under the purchase method of accounting. Where applicable, the operating results of these businesses are included in the consolidated financial statements since the effective dates of these acquisitions.

Unaudited Pro Forma Selected Information

The selected pro forma information for the years ended June 30, 1998 and 1997, include the operating results of the above listed acquisitions as if the Company had completed these acquisitions on July 1, 1996. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

                                                         Years ended June 30,
                                                       1997               1998
                                                 -----------------------------------
                                                    (unaudited)       (unaudited)
Pro forma net revenue                             $  43,106,908     $  47,974,728
Pro forma net income                              $   1,816,592     $   1,825,810
Pro forma net income per common share
                                                  $        0.33     $        0.32
Pro forma weighted average shares
   outstanding                                        5,496,880         5,707,035
                                                 ===================================

4.  Inventory
    ---------

The components of inventory are as follows:

                                                               June 30,
                                                       1997               1998
                                                 -----------------------------------
Raw materials                                    $          -         $1,430,303
Work-in-process                                             -            600,541
Finished goods                                          768,496        2,170,908
                                                 ===================================
                                                       $768,496       $4,201,752
                                                 ===================================

5. Property, Plant and Equipment
   -----------------------------

The components of property, plant and equipment are as follows:

                                                                           June 30,
                                                            ---------------------------------------
                                                                   1997               1998
                                                            ---------------------------------------
Land                                                            $    57,865         $3,152,035
Building and leasehold improvements                                 128,551          8,731,539
Furniture and fixtures                                              829,256          2,402,893
Equipment                                                           561,831          5,558,949
Other items                                                          36,631          1,132,824
                                                            ---------------------------------------
                                                                  1,614,134         20,978,240
Accumulated depreciation                                           (760,508)        (1,678,527)
                                                            ---------------------------------------
Property, plant and equipment, net                               $  853,626        $19,299,713
                                                            =======================================

During the years ended June 30, 1996, 1997, and 1998, the Company's depreciation expense was $217,000, $175,000, and $775,000 respectively.

6. Goodwill and Other Intangibles
   ------------------------------

The significant components of goodwill and other intangibles are as follows:

                                                                June 30,
                                                        1997               1998
                                                 ---------------------------------------
Franchise rights (WE JAC)                           $25,650,797        $28,011,174
Goodwill from combination                                 -             15,479,000
Other goodwill                                            -             13,151,433
                                                 ---------------------------------------
                                                     25,650,797         56,641,607
Accumulated amortization                             (9,682,348)       (11,010,024)
                                                 =======================================
                                                    $15,968,449        $45,631,583
                                                 =======================================

7. Income Taxes
   ------------

Income tax expense consists of the following items:

                                                                                 Years Ended June 30,
                                                                    1996                1997                1998
                                                             ------------------- ------------------- -------------------
Current tax expense - federal and state                          $1,244,810         $  647,860         $ 2,229,368
Deferred tax expense (benefit) - federal and state                  (67,000)           623,000            (465,000)
                                                             =================== =================== ===================

Total income tax expense                                         $1,177,810         $1,270,860         $ 1,764,368
                                                             =================== =================== ===================

The effective tax rate differed from the statutory rate as follows:

                                                                                 Years Ended June 30,
                                                                      1996              1997               1998
                                                                --------------------------------------------------------
Statutory federal rate                                                 34%                34%              34%
Amortization of goodwill and other intangibles                         11                 11               18
State taxes                                                             5                  5                7
Other                                                                   2                  -                -
                                                                ========================================================
Effective tax rate                                                     52%                50%              59%
                                                                ========================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    June 30,
                                                            1997                  1998
                                                  ----------------------------------------------
Deferred tax liabilities:
   Area rights                                              $252,000            $  255,000
   State income taxes                                              -               194,000
   Expense related to acquisition                            154,000               155,000
   Royalties                                                  44,000                45,000
   Other, net                                                 14,000                     -
                                                  ----------------------------------------------
Total deferred tax liabilities                               464,000               649,000

Deferred tax assets:
   Reserve for bad debts                                     127,000               639,000
   Deferred revenue                                          594,000               671,000
   Other, net                                                      -                61,000
                                                  ----------------------------------------------
Total deferred tax assets                                    721,000             1,371,000
Valuation allowance for
    deferred tax assets                                            -                     -
                                                  ----------------------------------------------
Deferred tax assets, net of allowance                        721,000             1,371,000
                                                  ----------------------------------------------

Net deferred tax assets                                     $257,000            $  722,000
                                                  ==============================================

During the years ended June 30, 1996, 1997, and 1998, the Company paid income taxes of $150,000 and $756,000 and $2,854,000, respectively.

8.  Bank Facility
    -------------

On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the Loan Agreement) with its primary lender (the Lender). The loan is a combination of a Line of Credit Loan, which may not exceed $11 million, and an Acquisition Line of Credit, and is secured by all of the assets of the Company. The loan accrues interest, payable monthly, at a base rate which approximates prime, or the LIBOR Rate, plus an applicable margin which varies from zero to 2.0%. At June 30, 1998, $21,731,000 was outstanding on the loans.

The Loan Agreement contains affirmative, negative and financial covenants. As of June 30, 1998, the Company was in violation of certain covenants, which the lender subsequently waived.

On October 12, 1998, the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998 whereby the amounts available under the Line of Credit Loan and Acquisition Line of Credit must be reduced to $5 million and $10 million, respectively, effective on the earlier of January 31, 1999 or the execution of certain real estate mortgage refinancing transactions which the Company currently has in process. The Company expects these mortgages to yield approximately $15 million in cash and to require monthly payments of interest (at an annual rate of approximately 8%) and principal (amortized over a 20 year period). Additionally, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

As amended, the Credit Agreement requires the Company to obtain $2 million in subordinated debt or equity financing and to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Accordingly, the Company does not expect that it will be in a position to pursue acquisitions until its working capital position has improved significantly. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating and fluctuating prime portion lending rate or the London Interbank Offered Rate (Libor) plus a margin ranging from 0.25% to 2.50% pending on certain financial ratios. Availability fees ranging from 0.25% to 0.5% will be payable on the unused portion of the Line of Credit Loan. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

Prior to the IPO and Combination, the Company held a credit facility with the same bank which consisted of $10,700,000 in term loans and a $2,500,000 revolving line of credit (the "Prior Facility"). The term loans accrued interest monthly at a rate equal to the index rate (which approximated the prime rate) plus 2% (10.50% at June 30, 1997).

An amendment to the original agreement required $2,700,000 of the proceeds from the term loan to be used to repurchase shares of the Company's common stock and warrants from a related party (See Note 11) and to satisfy working capital requirements. The revolving line-of-credit accrued interest, payable monthly, at the lender's prime rate plus 1 1/2%. The Company granted warrants to the Lender and another bank to secure these loans (See Note 12). At June 30, 1997, approximately $7,067,000, was outstanding under the term loan and $1,529,000 was outstanding under the revolving line-of-credit. Both loans were paid in full with the proceeds of the IPO in November 1997.

This Prior Facility also required the Company to maintain certain covenants. As of June 30, 1997, the Company was not in compliance with a provision of the agreement which restricted capital expenditures. The Lender subsequently amended the terms of the capital requirements covenant. During the years ended June 30, 1996, 1997, and 1998, the Company paid interest under the Prior Facility of approximately $875,000, $845,000 and $735,000, respectively.

Future bank facility obligations are as follows:

                         Term Loan              Revolving Line of Credit                  Total
                         ---------              ------------------------                  -----
1999                    $ 2,352,948                              -                      $  2,352,948
2000                      2,352,948                   $ 10,333,000                        12,685,948
2001                      2,352,948                              -                         2,352,948
2002                      2,352,948                              -                         2,352,948
2003                      1,986,208                              -                         1,986,208
Thereafter                        -                              -                                 -
                        -----------                   ------------                      ------------
                        $11,398,000                   $ 10,333,000                      $ 21,731,000

9.  Notes Payable
    -------------

                                                                                 June 30,
                                                                            1997            1998
                                                                    ------------------------------------
Various notes and obligations payable in monthly
  installments. Notes payable to banks, principal
  and interest payable in monthly and quarterly
  installments at a weighted average interest rate
  of 7.98%, collateralized by liens on vehicles and
  equipment                                                                $ 783,406     $ 2,531,978
Less:  current maturities                                                   (161,098)     (1,060,910)
                                                                    ------------------------------------
Long-term portion                                                          $ 622,308     $ 1,451,068
                                                                    ====================================

The companies combining at the time of the IPO had numerous notes payable due to affiliates and other entities. Substantially all of these obligations were paid off with the proceeds of the IPO.

The future debt obligations with maturities in excess of one year as of June 30, 1998 are as follows:

                                                   Future
                                              Debt Maturities
                                          -------------------------
                  1999                            $1,060,910
                  2000                               606,890
                  2001                               589,824
                  2002                               191,206
                  2003                                16,650
                  Thereafter                          66,498
                                          -------------------------
                                                  $2,531,978
                                          =========================



10. Lease Commitments
    -----------------

At June 30, 1998, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1998 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $308,000, $326,000 and $412,000 is included in operating expenses for the year ended June 30, 1996, 1997, and 1998, respectively. Rent expense for service center locations of approximately $488,000, $100,000 and $209,000 is recorded net of sublease income of $288,000, $912,000 and $790,000, for the years ended June 30, 1996, 1997, and
1998, respectively.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 1998 are as follows:

                                               Future Minimum           Sublease
                                               Lease Payments            Income                Net
                                          -----------------------------------------------------------------
                  1999                            $1,097,458            $  534,655          $  562,803
                  2000                               921,593               370,840             550,753
                  2001                               846,972               352,783             494,189
                  2002                               806,113               352,783             453,330
                  2003                               575,408               353,503             221,905
                  Thereafter                       1,871,853               794,989           1,076,864
                                          -----------------------------------------------------------------
                                                  $6,119,397            $2,759,553          $3,359,844
                                          =================================================================

11. Related Party Transactions
    --------------------------

Pursuant to a Management Agreement approved by the Board of Directors of Precision Tune Advertising Fund, Inc. (P.T.A.F., Inc.) (which includes both franchisees and Company personnel), the Company manages the operation of P.T.A.F., Inc. - the national advertising fund for Precision Tune Auto Care centers. The Company charged P.T.A.F., Inc. $384,000, $416,000 and $555,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., during the years ended June 30, 1996, 1997, and 1998, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 1997 and 1998, the net amounts due from P.T.A.F., Inc. were $44,000 and $146,000, respectively. These amounts are included in accounts receivable.

Between March 31, 1998 and April 30, 1998, the Company purchased the remaining 50% interest in Indy Ventures, Inc. for $1,734,000 from an investor group that included a member of the Company's Board of Directors. See Note 3.

On March 31, 1998, the Company sold the rights to future cash flows from a car wash acquired in the IPO Combination to an employee of the Company for $235,000. The gain on this sale was applied to goodwill as a purchase price adjustment. At June 30, 1998, $210,000 of this purchase price is recorded in accounts receivable. Also on March 31, 1998, the Company sold licenses in Mexico for $250,000 to an investor group which included an individual who later became an executive officer of the Company.

On June 30, 1998, the Company sold a company-owned and operated Precision Tune Auto Care center to a partnership among several officers and certain members of the Board of Directors of the Company for $220,000 and recorded $110,000 as gain. Also on June 30, 1998, the Company sold a property to an investor group that included an officer of the Company for $260,000 and recorded a $40,000 gain. At June 30, 1998, $234,000 of this purchase price is recorded in accounts receivable.

On June 30, 1998 the Company sold three Precision Auto Washes and one Precision Lube Express to an investor group that included a related party for $700,000. The gain on these sales was recorded as a reduction to the goodwill recorded as part of the IPO Combination. At June 30, 1998, $675,000 is due from these related parties and is included in accounts receivable.

12. Stockholders' Equity
    --------------------

Common Stock

In November, 1997, the Company sold 2,666,540 shares of Common Stock, including the Underwriters' over-allotments, in an IPO for net proceeds of $19.6 million. Simultaneously, the Company issued 1,436,724 shares of common stock in exchange for ownership of nine combining companies. Also at that time, the Company issued 27,200 shares related to the exercise of common stock warrants.

During the year ended June 30, 1996, WE JAC completed a private placement of 147,975 shares of Common Stock and received proceeds of approximately $1,143,000, net of direct expenses of approximately $41,000.

Treasury Stock

In January 1997, WE JAC purchased from a former officer of the Company and another company 247,040 shares of outstanding common stock and options to purchase another 84,865 shares of common stock for a total price of approximately $2,472,000. The transaction was recorded as treasury stock at cost. To finance the purchase, the Company borrowed from its term loan in January 1997. In November 1997, the treasury stock was retired.


Common Stock Option Plans

In November 1997, the Company's Board of Directors and the Company's stockholders approved the "1998 Employee Stock Option Plan" and reserved 400,000 shares for issuance under the Plan. Options outstanding under predecessor plans consisted of 175,000 related to shares of WE JAC Corporation common stock. The Compensation Committee of the Company's Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options. Generally, options are granted at fair market value.

The Company applies APB 25 in accounting for its Stock Option Plan, and, accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1998 net income and pro forma net loss as stated below is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options, and (2) the fair market value of additional stock option grants in future years. Had compensation expense been determined based upon the fair market value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income in 1997 and 1998 would have been approximately $1,140,000 and $900,000, respectively and net income per share (diluted) would have been $0.75 and $0.21, respectively. The fair value of the options granted during 1997 and 1998 are estimated as $2.59 and $2.98 per share, respectively, on the date of grant using the binomial value method with the following assumptions: dividend yield 0%, risk-free interest rate of 6%, expected life of 5 years, and a 10 year contractual life.

Additional information with respect to Stock Option activity is summarized as follows:

                                                                              June 30,
                                        --------------------------------------------------------------------------------------
                                                   1996                         1997                         1998
                                        --------------------------------------------------------------------------------------
                                                        Weighted                    Weighted                      Weighted
                                                        Average                      Average                      Average
                                                        Exercise                    Exercise                      Exercise
                                          Shares         Price         Shares         Price         Shares          Price
                                        --------------------------------------------------------------------------------------
Outstanding, beginning of year              84,865       $ 2.23         315,991       $  6.31       432,600        $  8.89
Options granted                            231,126         7.80         213,974         10.00       393,500           9.73
Options exercised                                -            -               -             -       (20,000)          8.25
Options canceled or expired                      -            -         (97,365)         3.00       (55,500)         10.00
                                        --------------------------------------------------------------------------------------
Outstanding, end of year                   315,991       $ 6.31         432,600       $  8.89       750,600        $  9.26
                                        ======================================================================================

Options exercisable                         87,865       $ 2.43         111,875       $  8.52       355,422        $  8.97
                                        ======================================================================================


The options outstanding at June 30, 1998 range in price from $7.05 to $10.88 and have a weighted average remaining contractual life of 8.7 years.

At June 30, 1998, the President and Chief Executive Officer had options to purchase 268,100 shares of the Company common stock. These options were granted at fair market value on the dates of grants.

In 1996 and 1997, WEJAC offered an Employee Stock Purchase Plan (the Plan) to encourage and facilitate the purchase of Common Stock by employees of the Company. Upon completion of the IPO, this plan was converted to the Company. Under the Plan, employees of the Company who elect to participate may purchase Common Stock at 85% of the fair market value of the Common Stock on the commencement date of each offering period. The plan permits an enrolled employee to make contributions through the use of payroll deductions or lump sum payments. In January 1998, the Company issued 17,114 shares of common stock to employees. The Company has reserved 30,000 shares to be purchased by employees under the "1998 Employee Stock Purchase Plan."

Common Stock Warrants

During 1997, WE JAC Corporation granted its Lender and another bank warrants to purchase 27,200 shares of Common Stock, after application of an anti-dilution provision, at $8.00 per share which represented the fair market value at the date of issuance. The warrants were exercised at the time of the IPO.

13. Employees' Savings Plan
    -----------------------

The Company maintains a 401(k) plan under which the Company may contribute up to 50% of an employee's first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to contribute up to 15% of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees' contributions vest immediately. The matching contribution vests 20% after two years and in increments of 20% each additional year.

14. Purchase of Franchise Rights
    ----------------------------

During the year ended June 30, 1996, Bay Area Precision, Inc. (BAP), an area subfranchisor of the Company, acquired all of the stock of Acc-U-Tune (AUT). AUT owned twenty-six franchise agreements located in the San Francisco Bay Area. The Company purchased from BAP the franchise agreements and trademarks of AUT for $850,000. Simultaneously, the Company granted BAP additional area franchise rights for the territory occupied by the AUT franchises. The franchise rights acquired from BAP were valued at the acquisition price less the area franchise rights sold. Accordingly, no revenue or expense was recognized by the Company relating to this transaction.

In July 1997, the Company and BAP signed a term sheet describing the intended purchase by the Company of the three Precision Tune Auto Care centers owned by BAP, the area franchise rights and BAP's notes receivable for approximately $1.5 million. While this transaction has not been consummated, on June 30, 1998 the Company purchased one of the centers and sold it for a $187,000 gain. At June 30, 1998, $206,000 related to this sale is included in accounts receivable.

15. Deferred Costs
    --------------

During the year ended June 30, 1997, the Company incurred $1,221,000 in expenses related to its efforts to raise permanent equity capital. These costs were deferred and were deducted from the IPO proceeds when received in November 1997. At June 30, 1997, most of the costs mentioned were unpaid and included in accounts payable and accrued liabilities.

16. Contingencies
    -------------

The Company is involved in certain litigation and is subject to unasserted claims arising in the ordinary course of business. In the opinion of counsel and management, the ultimate liability, if any, arising from the settlement of these cases will not have a material adverse effect on the financial operations or position of the Company.

17.  Net Income per Share
     --------------------

The following table sets forth the computation of basic and diluted net income per share.

Years Ended June 30,                           1996               1997                1998
                                         ------------------ ------------------ --------------------
Numerator:
  Net Income                             $    1,070,176        $   1,254,880       $   1,228,096
Denominator:
  Denominator for basic EPS-
    weighted-average shares                   1,451,418            1,486,162           4,247,977
  Denominator for diluted EPS-
    weighted-average shares                   1,457,587            1,526,774           4,322,623
Basic net income per share               $         0.74        $        0.84       $        0.29
Diluted net income per share             $         0.73        $        0.82       $        0.28



18.  Quarterly Sales and Earnings Data - Unaudited
     ---------------------------------------------

The following table presents the quarterly results for Precision Auto Care, Inc. and its subsidiaries on both an actual and pro forma basis for the year ending June 30, 1998. To obtain pro forma results, the historical results of operations of the Predecessor Companies and Worldwide Drying Systems, Inc. have been adjusted to reflect certain purchase accounting adjustments.

In thousands except per share amounts

1998 Actual                          Q1             Q2              Q3              Q4            Total
------------------------------------------------------------------------------------------------------------
Net sales                          $    6,767     $   10,378     $    11,003      $   13,628    $    41,776
Contribution                            2,038          3,229           2,988           2,877         11,227
Net income (loss)                         427            794             619            (612)         1,228
EPS (diluted)                      $     0.10     $     0.18      $     0.11      $    (0.11)   $      0.28

1997 Actual                          Q1             Q2              Q3              Q4            Total
------------------------------------------------------------------------------------------------------------
Net sales                          $    6,822     $    6,847      $    6,773      $    7,015    $    27,457
Contribution                            1,812          1,860           1,803           1,691          7,166
Net income                                396            472             254             133          1,255
EPS (diluted)                      $     0.26     $     0.31      $     0.16      $     0.09    $      0.82

1998 Pro forma                       Q1             Q2              Q3              Q4            Total
------------------------------------------------------------------------------------------------------------
Net sales                          $   11,719     $   11,625      $   11,003      $   13,628     $   47,975
Contribution                            3,320          3,590           2,988           2,812         12,710
Net income (loss)                         853            966             619            (612)         1,826
EPS (diluted)                      $     0.15     $     0.17      $     0.11      $    (0.11)    $     0.32

1997 Pro forma                       Q1             Q2              Q3              Q4            Total
------------------------------------------------------------------------------------------------------------
Net sales                          $   11,539     $   11,214      $   10,387      $    9,967     $   43,107
Contribution                            3,052          2,709           2,991           2,334         11,086
Net income                                750            612             436              19          1,817
EPS (diluted)                      $     0.14     $     0.11      $     0.08      $     0.00     $     0.33

As a result of certain adjustments made affecting the third quarter, the actual and pro forma results differ from those previously reported on the Company's 10-Q for the period ending March 31, 1998. These adjustments, which related to the method of accounting for the sale of pre-fabricated Lube Express buildings and car washes net of the related income tax effects, had a negative impact on revenue of $620,000, on contribution of $489,000 and on net income of $300,000 or $0.07 per share from the amounts previously reported. The Company anticipates filing an amended 10-Q for this period in conjunction with the filing of its 10-K for the year ending June 30, 1998.

                                                                     SCHEDULE II



Valuation and Qualifying Accounts
---------------------------------
($ Thousands)

                                                                   Beginning
                                                                    Balances
                                     Balance @      Bad Debt     of Companies                    Balance @
Description                           7/1/97        Expense         Acquired      Write-offs      6/30/98
-----------                          ---------      --------     ------------     ----------     ---------
Allowance for doubtful accounts       $  (301)      $  (308)       $  (1,071)      $  291       $  (1,390)

                            Precision Auto Care, Inc.

             Unaudited Pro Forma Combined Statements of Operations
             -----------------------------------------------------
                                                      Unaudited Proforma Combined
                                                  Adjusted for Offering and Acquisition
                                                      For the Years Ended June 30,
                                                       1997                   1998
                                                --------------------   -------------------
Sales
   Franchising
      Development                                       $ 1,704,680           $ 2,296,086
      Royalty                                            13,723,591            14,619,254
   Manufacturing & distribution                          23,514,458            25,249,709
   Company center operations                              3,865,848             5,292,970
   Other                                                    298,331               516,709
                                                --------------------   -------------------
Total sales                                              43,106,908            47,974,728

Direct cost                                              32,020,592            35,264,453

                                                --------------------   -------------------
Contribution                                             11,086,316            12,710,275

General & administrative                                  3,827,604             4,442,135
Depreciation & amortization                               2,642,314             2,683,612

                                                --------------------   -------------------
Operating income                                          4,616,398             5,584,528
Other income (expense)
      Interest income                                       169,060               143,478
      Interest expense                                     (441,660)             (791,378)
      Other income (expense)                               (541,206)             (808,484)

                                                --------------------   -------------------
Total other income (expense)                               (813,806)           (1,456,384)
Earnings before taxes                                     3,802,592             4,128,144
                                                --------------------   -------------------
Provision for income taxes                                1,986,000             2,302,334
                                                --------------------   -------------------
Net income                                              $ 1,816,592           $ 1,825,810
                                                ====================   ===================
Earnings per share
   Basic net income per share                                $ 0.33                $ 0.32
                                                ====================   ===================
   Diluted net income per share                              $ 0.33                $ 0.32
                                                ====================   ===================
   Weighted average shares outstanding-
        Basic                                             5,474,435             5,632,388

   Weighted average shares outstanding-
        Diluted                                           5,496,880             5,707,035

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1998.

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

Signature                                  Title                                          Date
---------                                  -----                                          ----
              *                            Chairperson of the Board                       October 13, 1998
-----------------------------
Lynn E. Caruthers


/s/ John F. Ripley                         President, Chief Executive Officer and         October 13, 1998
-----------------------------              Director (Principal Executive Officer)
    John F. Ripley

/s/ John F. Moynahan                       Senior Vice President and Chief Financial      October 13, 1998
-----------------------------              Officer (Principal Financial Accounting
    John F. Moynahan                       Officer)


              *                            Director                                       October 13, 1998
-----------------------------
Woodley A. Allen


              *                            Director                                       October 13, 1998
-----------------------------
George A. Bavelis

              *                            Director                                       October 13, 1998
-----------------------------
Bernard H. Clineburg


              *                            Director                                       October 13, 1998
-----------------------------
Clarence E. Deal


              *                            Director                                       October 13, 1998
-----------------------------
Effie L. Eliopulos


              *                            Director                                       October 13, 1998
-----------------------------
Bassam N. Ibrahim


              *                            Director                                       October 13, 1998
-----------------------------
Richard O. Johnson


              *                            Director                                       October 13, 1998
-----------------------------
Arthur Kellar


              *                            Director                                       October 13, 1998
-----------------------------
Harry G. Pappas, Jr.

              *
-----------------------------
William R. Klumb                           Director                                       October 13, 1998


              *                            Director                                       October 13, 1998
-----------------------------
Gerald A. Zamensky

*By: /s/ Arnold Janofsky
     ------------------------
           Arnold Janofsky
           Attorney-in-Fact
         (Upon the Authority of a Power-of-Attorney
         filed as Exhibit 24 to this Annual Report.)

                                 EXHIBIT INDEX

                                                                              Page Number
                                                                              -----------
    10.2     Loan and Security Agreement with Signet Bank, now known
             as First Union National Bank                                          __

    10.3     Amendment No. 3 to Loan and Security Agreement with
             First Union National Bank                                             __

    10.4     Second Consolidated, Amended and Restated Revolving and
             Acquisition Line of Credit Promissory Note in favor of First
             Union National Bank                                                   __

    10.7     Employment Agreement with John F. Ripley                              __

    10.11    Employment Agreement with John F. Moynahan                            __

    10.13    Employment Agreement with Jaime J. Valdes                             __

    10.14    Independent Contractor Agreement with Ernest S. Malas                 __

    21       Significant Subsidiaries of the Company.                              __

    23       Consent of Ernst & Young LLP, Independent Auditors.                   __

    24       Power of Attorney                                                     __

    27       Financial Data Schedule.                                              N/A