Form 10-K/A
period 1998-06-30
PRECISION AUTO CARE INC
filed 1998-10-28
CIK 1038541

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

                               TABLE OF CONTENTS

Explanatory Note: In this Form 10-K/A, the registrant has added the information omitted from items 10, 11, 12 and 13 of the Form 10-K originally filed by the registrant on September 28, 1998 and as amended October 13, 1998.

                                                                                                              Page
                                                                                                              ----
PART I            Item 1.           Business                                                                    1
                  Item 2.           Properties                                                                 20
                  Item 3.           Legal Proceedings                                                          22
                  Item 4.           Submission of Matters to a Vote of Security Holders                        22

PART II           Item 5.           Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                                        23
                  Item 6.           Selected Financial Data                                                    24
                  Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        24
                  Item 7A.          Quantitative and Qualitative Disclosure about Market Risk                  36
                  Item 8.           Financial Statements and Supplementary Data                                36
                  Item 9.           Changes in and Disagreements With Accountants on
                                    Accounting and Financial Disclosure                                        36

PART III          Item 10.          Directors and Executive Officers of the Registrant                         37
                  Item 11.          Executive Compensation                                                     41
                  Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management                                                             48
                  Item 13.          Certain Relationships and Related Transactions                             50

PART IV           Item 14.          Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                                54

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
                  -----------------------------------------------------------

                  Not applicable.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant
                  --------------------------------------------------

Directors
---------

      The Company's Articles of Incorporation classifies the Board of Directors into three classes, as nearly equal in number as possible, with initial terms expiring at the Annual Meetings of Shareholders in 1998, 1999 and 2000, respectively. After this initial rotation is complete, one class of directors will be elected at each subsequent Annual Meeting of Shareholders to serve three-year terms.

      The terms of four directors expire at this year's Annual Meeting: Messrs. Dunlap, Deal, Johnson and Pappas ("Class I Directors"). John (Jay) F. Ripley, formerly the President and Chief Executive Officer, resigned from his position as an officer and as a member of the Board of Directors of the Company on October 21, 1998. Charles L. Dunlap, Mr. Ripley's successor, was appointed by the Board to serve out the remainder of Mr. Ripley's term as a Class I Director. The Board of Directors has not yet determined the Class I Director nominees for the upcoming Annual Meeting of Shareholders. Dates of service listed below include service with predecessors of the Company.


                      Directors Whose Terms Expire in 1998
                      ------------------------------------
                          Principal
Name                      Occupation          Additional Information
----                      ----------          ----------------------
Charles L. Dunlap(1)      President and       Mr. Dunlap previously served as
New Director              Chief Executive     President, Chief Operating Officer and
Age 55                    Officer             Director of Crown Central Petroleum
                                              Corporation.  Additional biographic
                                              information appears on page 9.

Clarence E. Deal          Commercial Real     Mr. Deal previously served as President
Director since 1997       Estate Investor,    of Miracle Partners from 1988.  He also
Age 53                    Mansfield, OH       served as President of Lube Ventures
                                              from 1994.  Both companies became
                                              wholly-owned subsidiaries of the
                                              Company as a result of the IPO
                                              Combination in November 1997.

Richard O. Johnson        President,          Mr. Johnson serves as a Director of the
Director  since 1997      JJ-AGRO, Inc.,      following companies:  First National
Age 70                    Zanesville,  OH     Bank of Zanesville, National Gas and
                          (farming and farm   Oil Company, and Muskingun Livestock,
                          services)           Inc.

Harry G. Pappas, Jr.(2)   Chief Financial     Mr. Pappas served as Chief Financial
Director since 1996       Officer, Partners   Officer of WE JAC Corporation, the
                          First Holdings,     Company's predecessor, from February
                          LLC, Linthicum, MD  to May 1997. He currently serves Age 51
                          (credit card 1997   as a Director of Creditrust Corporation.
                          company)

                      Directors Whose Terms Expire in 1999
                      ------------------------------------
Woodley A. Allen          President, Allen    Mr. Allen served as Chief Financial
Director  since  1991     Management          Officer of EZ Communications, Inc. from
Chairman-Audit Committee  Services, Oakton,   March 1973 to May 1992.
Age 51                    VA (management
                          consulting firm)

Bassam N. Ibrahim(3)      Partner, Burns,     From June 1994 to August 1996, Mr.
Director  since 1993      Doane, Swecker &    Ibrahim was with Popham, Haik,
Age 36                    Mathis, LLP,        Schnobrich & Kaufman.  From June 1990
                          Alexandria, VA      to June 1994, Mr. Ibrahim was with
                          (law firm)          Mason, Fenwick & Lawrence.

Arthur Kellar(1)(2)       Retired             Mr. Kellar served as Chairman of the
Director since 1991                           Board of WE JAC Corporation, the
Chairman-Organization and                     Company's predecessor, from April 1992
  Compensation Committee                      to September 1994.  Mr. Kellar served
Age 76                                        as Chairman of the Board of EZ
                                              Communications, Inc. from June 1992 to
                                              April 1997.

Gerald A. Zamensky        Manufacturing       Mr. Zamensky served as a Director of
Director since 1997       Consultant          Miracle Industries, a predecessor
Age 57                    (self-employed)     company from 1991 to November 1997.  He
                                              also served as President and Chief
                                              Executive Officer of Southeastern
                                              Plastics, Inc. from 1975 to 1995.

                      Directors Whose Terms Expire in 2000
                      ------------------------------------

Lynn E. Caruthers(3)      General Partner,    Ms. Caruthers has served as Chairperson
Director  since  1991     Caruthers           of the Board of WE JAC Corporation, the
Chairperson of the        Properties, Ltd.,   Company's predecessor, since September
Board; Chairperson  of    Arlington, VA       1994.
the Executive             (commercial real
  Committee               estate developer)
Age 46

William R. Klumb          Vice President,     Mr. Klumb served as President of Rocky
Director since 1997       Precision Auto      Mountain Ventures, Inc. and Rocky
Age 40                    Wash Operations     Mountain Ventures II, Inc. since their
                                              formation in 1987 and 1988,
                                              respectively.  He also served as
                                              Managing Member of Ralston Car Wash
                                              Ltd. since its formation in 1991.  Each
                                              of these entities became wholly-owned
                                              subsidiaries of the Company as a result
                                              of the IPO Combination in November 1997.

George A. Bavelis(1)      Chairman,           Mr. Bavelis has served as Chairman and
Director since 1997       President and       President of Coin Op. Vending Co. since
Age 61                    Chief Executive     1983. He also serves as a Director of
                          Officer, Pella      Heartland Bancorp, First Family Bank
                          Co., Columbus, OH   and Sterling BanCorp.
                          (real estate
                          development firm)

Bernard H. Clineburg(1)   President, United   Mr. Clineburg served as a Director of
Director since 1993       Bankshares;         George Mason Bankshares, Inc. and The
Age 49                    Chairman and CEO,   George Mason Bank from October 1990 to
                          United Bank         April 1998.
                          (Virginia),
                          Fairfax, VA

Effie L. Eliopulos        Owner and operator  Ms. Eliopulos serves as Vice President
Director since 1997       of retail rental    of National Automotive Chemical Inc.
Age 59                    centers,            (previously known as Miracle
                          Cambridge, OH       Industries, Inc.), a predecessor
                                              company.  She also served as
                                              Chairperson of that entity from 1991 to
                                              November 1997.

[FN]
---------------
(1)   Member - Executive Committee
(2)   Member - Finance and Audit Committee
(3)   Member - Organization and Compensation Committee

Executive Officers
------------------

      CHARLES L. DUNLAP, age 55, was named President and Chief Executive Officer in October 1998, and has been a member of the Board of Directors from that date. From April 1997 until October 1998, Mr. Dunlap was an independent business consultant. From June 1996 to April 1997, Mr. Dunlap served as a director of the Clipper Group, a wholly-owned subsidiary of Credit Suisse - First Boston. Mr. Dunlap also served as an advisor to the Chairman of the Board of the Clipper Group during this period. In this capacity, he initiated and developed a comprehensive plan to merge TruckStops of America and National Auto/Truckstops to create one of the nation's largest networks of truckstops with revenues of $967 million. From 1991 to 1996, he served as President, Chief Operating Officer and a Director of Crown Central Petroleum, a petroleum refiner and retail marketer with annual revenues of approximately $1.8 billion.

      JAMES A. HAY, age 42, was named Executive Vice President -- North America in July 1998. From April 1997 to July 1998 he was Senior Vice President of Retail Operations. From 1993 until joining WE JAC Corporation, the Company's predecessor, he was Chief Operating Officer with Decorating Den Systems, Inc. Mr. Hay was Chief Executive Officer with Window Works of Annapolis from 1987 to 1993. He also held positions with Pepsi-Cola, Inc. and Procter and Gamble.

      ARNOLD JANOFSKY, age 55, joined WE JAC Corporation, the Company's predecessor, as Senior Vice President, Secretary and General Counsel in October 1995. From 1992 to September 1995, Mr. Janofsky was with The Structure Group, specializing in franchise consulting. From 1981 to 1991, he was Vice President and General Counsel of Jiffy Lube International, Inc.

      ERNEST S. MALAS, age 33, was named Senior Vice President -- Business Development in July 1998. From November 1997 to July 1998, Mr. Malas was a business consultant to the Company. From 1991 until November 1997, Mr. Malas was President of Miracle Industries, Inc., a predecessor company.

      JOHN F. MOYNAHAN, age 41, was named Senior Vice President and Chief Financial Officer in June 1998. From September 1994 to June 1998, Mr. Moynahan served as Senior Vice President and Chief Financial Officer of Xybernaut Corporation and was a member of the company's Board of Directors. From November 1992 to September 1994, he was Vice President and Treasurer of Joy Technologies, Inc. He also held positions with Sym-Tek Systems, Inc. and Fisher Scientific Group, Inc. Mr. Moynahan began his career with Ernst & Young LLP in 1979.

      GRANT G. NICOLAI, age 52, was named Senior Vice President -- International in July 1998. From October 1995 to July 1998 he was Senior Vice President-International Development and Operations. Before that he served as Director of International Development and Operations of WE JAC Corporation beginning in October 1994. Prior to his employment with the Company's predecessor, Mr. Nicolai was involved in international business development for six years with LTV Aerospace and Defense, which later became Vought Aircraft Company. Prior to that, he served in the U.S. Air Force.

      WILLIAM E. ROLLER, age 36, was named Senior Vice President -- Manufacturing and Distribution in July 1998. From November 1997 to July 1998, he was Vice President - Manufacturing and Distribution. Between May 1991 to November 1997, he served in various capacities with AMF Reece Corp., most recently serving as Vice President of Manufacturing.

      JAIME J. VALDES, age 40, was named Senior Vice President -- Latin America in April 1998. From July 1992 until March 1998 Mr. Valdes was the Operating Partner of Promotora de Francquicias Praxis S.A. de C.V., the Precision Tune Auto Care master franchisee for Mexico and Puerto Rico.

      PETER J. KENDRICK, age 44, joined WE JAC Corporation, the Company's predecessor, in May 1997 as Vice President-Finance and Treasurer. Until May 1997, he was a principal with Corporate Finance of Washington, a private investment banking firm serving companies in the Washington metropolitan area. Mr. Kendrick was Vice President and Chief Financial Officer with Capital Carousel, a closely-held wholesale distributor of wall coverings and fabrics, from 1991 to 1995. Capital Carousel filed for bankruptcy protection in 1995.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of ownership and changes of ownership with the SEC and the Nasdaq Stock Market. The Company believes that during the period from November 6, 1997, the date on which its securities began to be publicly traded, through June 30, 1998, its directors and executive officers complied with all applicable Section 16(a) filing requirements, except as follows: (i) initial Form 3's for each of the Company's directors and executive officers were not filed on a timely basis; (ii) James A. Hay, an executive officer of the Company was delinquent in reporting a purchase on Form 4; (iii) William R. Klumb, an executive officer of the Company was delinquent in reporting a sale on Form 4; (iv) Clarence E. Deal, a director of the Company, was delinquent in reporting a disposition on Form 4; and (v) Effie
L. Eliopulos, a director of the Company, was delinquent in reporting a disposition on Form 4.

Item 11.          Executive Compensation
                  ----------------------

                            SUMMARY COMPENSATION TABLE

      The table below sets forth the compensation earned and paid to each Named Executive Officer who earned $100,000 or more during the periods presented. Amounts shown for 1996 and for a portion of 1997 represent compensation for employment by WE JAC Corporation, the Company's predecessor. Options grants shown for 1996, 1997 and a portion of 1998 represent grants by WE JAC Corporation which were assumed by the Company in connection with the IPO Combination.

                                                                              Securities
 Name and Principal                                            Other Annual   Underlying      All Other
      Position                 Year      Salary        Bonus   Compensation     Options    Compensation(1)
 ------------------            ----      ------        -----   ------------   ----------   ---------------
John F. Ripley                 1998     $199,654     $100,000                    87,762          $2,594
Former President and           1997      181,734       63,438                   100,000
  Chief Executive Officer(2)   1996      169,131       34,000                    80,338

James A. Hay                   1998      117,692                 $15,000(3)      35,000           1,765
Executive Vice President--
  North America

Arnold Janofsky                1998      127,308                                  3,500           1,841
Senior Vice President and      1997      117,269        9,646                     4,000
  General Counsel              1996       80,385                                 17,500

Grant G. Nicolai               1998      117,115                   7,700(4)      25,000           1,076
Senior Vice President--        1997      110,809        8,577     17,175(4)
  International                1996       85,769        8,625

Peter J. Kendrick              1998      124,231                                  7,500           1,846
Vice President--Finance        1997       15,577(5)                               5,000

[FN]
--------------------
(1) Amounts represent the Company's matching contributions to the 401(k) Savings Plan.
(2)   Mr. Ripley resigned from the Company on October 21, 1998.
(3)   Mr.  Hay's   employment  with  WE  JAC   Corporation,   the  Company's
      predecessor commenced on July 1, 1997. The amount shown is for the reimbursement of relocation expenses.
(4)   The amount shown is for commissions on the sale of franchises.
(5) Mr. Kendrick's employment with WE JAC Corporation, the Company's predecessor commenced on April 21, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                Potential Realized Value
                       Number of                                                at Assumed Annual Rates
                       Securities      % of Total       Weighted                of Stock Price Appreci-
                       Underlying    Options Granted    Average                 ation for Option Term(4)
                        Options     to Employees in    Exercise    Expiration   ------------------------
     Name              Granted(1)      Fiscal Year      Price(2)    Date(3)         5%            10%
     ----              ----------   ----------------   ----------  ----------   ----------    ----------
John F. Ripley(5)       268,100          33.61%           $8.99     06/17/08    $1,520,933    $3,848,041
James A. Hay             40,000           5.02%           $9.41     06/17/08       210,150       557,350
Arnold Janofsky          25,000           3.13%           $8.64     11/12/07       150,625       367,625
Grant G. Nicolai         25,000           3.13%           $8.63     11/12/07       150,875       367,875
Peter J. Kendrick        12,500           1.57%           $9.40     11/12/07        65,750       174,250

[FN]
----------------
(1) Stock options exercisable into 797,600 shares of Common Stock were granted to all employees, non-employee directors of the Company and related parties as a group during the fiscal year ended June 30, 1998. Total includes options granted by a Predecessor Company and assumed by the Company during fiscal 1998.
(2) The exercise price is the "fair market value" of the Company's Common Stock at the date of grant as determined in good faith by the Company's Board of Directors.
(3) Date shown is expiration date of latest grant. Options generally vest and become exercisable in annual installments of 33% of the shares covered by each grant commencing on the first anniversary of the grant date, and expire ten years after the grant date. The vesting of 193,100 of Mr. Ripley's options was accelerated in connection with the IPO Combination and such options are therefore fully exercisable.
(4) The dollar amounts under the potential realizable values column use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependant on the future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full ten-year term of the options.
(5) Mr. Ripley resigned from the Company on October 21, 1998.

                              YEAR-END OPTION VALUES

                       Number of Securities          Value of the Unexercised
                  Underlying Unexercised Options     In-the-Money Options at
                         at June 30, 1998                June 30, 1998(1)
                  ------------------------------   ----------------------------
      Name         Exercisable    Unexercisable    Exercisable    Unexercisable
      ----        -------------  ---------------   -----------    -------------
John F. Ripley(2)    193,100         75,000          $241,805           9,375
James A. Hay           1,667         38,333                 0          19,375
Arnold Janofsky       12,999         12,001            18,957          12,543
Grant G. Nicolai       8,333         16,667            13,540          17,711
Peter J. Kendrick      1,667         10,833                 0           6,563

--------------
(1) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on June 30, 1998 was $9.875. Value is calculated on the basis of the difference between the option exercise price and $9.875, multiplied by the number of shares of Common Stock underlying the option.
(2)   Mr. Ripley resigned from the Company on October 21, 1998.



Compensation of Directors
-------------------------

      Directors who are employees receive no additional compensation for serving as directors. All non-employee directors receive fees for each meeting of the Board of Directors they attend, $1,000 for each meeting attended in person and $500 for each meeting attended via telephone. Non-employee directors who also serve as members of Committees of the Board of Directors receive $200 per committee meeting attended. In light of the Company's recent cash flow difficulties, at the Board of Directors meeting held on October 21, 1998, the Board decided to indefinitely suspend payment of their compensation.

Report of the Organization and Compensation Committee on Executive Compensation
-------------------------------------------------------------------------------
      The Organization and Compensation Committee of the Board of Directors, which is composed of outside directors of the Company, is responsible for developing and recommending to the Board of Directors the Company's general compensation policies. The Committee approves the compensation plans for the Company's executive officers, including the Chief Executive Officer (CEO), and determines the compensation to be paid to the executive officers. The Organization and Compensation Committee also is responsible for the granting of stock options to the executive officers and the administration of the Company's various stock option plans.

      The Organization and Compensation Committee has furnished the following report for fiscal year 1998:

            Compensation Philosophy. The Company's philosophy with respect to executive compensation is reflective of the principle that the compensation of its executive officers should be competitive with compensation of senior executives at comparable companies, and that a meaningful portion of the compensation received should be closely tied to the performance of the Company and, in certain instances, to the achievement of individual goals. Through this link between pay and performance, it is the intent of the Company to provide direct incentives for the Company's financial success and the creation of incremental shareholder value.

            Executive Officer Compensation. The key components of compensation for the executive officers consists of annual compensation provided by base salary and annual performance bonuses, and long-term compensation provided by stock options. With the exception of the former President and Chief Executive Officer, none of the senior executive officers, were paid a bonus based upon fiscal 1998 performance.

            Members of the Committee believe they have a general awareness of pay practices among companies of roughly comparable size, complexity, and/or industry focus. In addition, in setting the compensation for the former President and Chief Executive Officer, an unrelated third party was engaged to review compensation for this position at comparable companies. Based upon the Committee's general knowledge and the commissioned study, it is believed that the Company's compensation levels are generally commensurate with those of similar companies. Other than as indicated above, compensation of the executive officers is a subjective determination and has not been determined by reference to any specific criteria or factors related to corporate performance.

            Stock Options. Stock options are granted to executive officers, as well as other employees, based upon the subjective evaluation of employees' general overall performance and upon their relative rank within the Company. No specific performance criteria are considered, and there is no fixed formula for differentiating the number of options granted to an individual or to all employees in the aggregate. The Company's approach to long-term incentives provided by stock options has been a flexible one, in which the effort is to attract and retain able key employees by giving them an opportunity for stock ownership. A total of 797,600 options were awarded in fiscal 1998 (including options assumed from WE JAC Corporation, the Company's predecessor), of which 370,600 were granted to the named executives.

            Compensation of the Current and Former Chief Executive Officer. John
(Jay) F. Ripley, the Company's President and Chief Executive Officer, resigned from the Company on October 21, 1998. Mr. Ripley had served as President and Chief Executive Officer of the Company since the November 1997 IPO Combination and prior to that had served as President and Chief Executive Officer of WE JAC Corporation, the Company's predecessor, since July 1995. Mr. Ripley's base salary for the fiscal year ended June 30, 1998, including salary paid by WE JAC Corporation, the Company's predecessor was $199,654. In determining Mr. Ripley's base salary, reliance was made on the study mentioned above and the general knowledge and business judgment of the members of the Committee and the Board. A bonus in the amount of $100,000 was awarded for fiscal 1998 based upon financial performance of the Company in accordance with Mr. Ripley's employment agreement.

            Mr. Ripley was also granted stock options for 75,000 shares of the Company's Common Stock during the fiscal year. These unvested options expired upon Mr. Ripley's resignation from the Company.

            Charles L. Dunlap, the current President and Chief Executive Officer, joined the Company on October 21, 1998. His compensation package, including salary and the grant of stock options, was established by the Organization and Compensation Committee and is consistent with the Company's philosophy for executive compensation set out above. The Committee relied on the previously mentioned study and their general knowledge and business judgment in setting Mr. Dunlap's compensation.

            The Committee believes its approach to compensation for the President and Chief Executive Officer is consistent with the Company's ongoing effort to achieve a responsible balance between short-term and long-term performance for the Company and its shareholders, and to provide compensation incentives for its senior executives that encourage those results.

            Tax Compliance Policy. Section 162(m) of the Internal Revenue Code generally limits to $1 million the tax deductible compensation paid to a company's Chief Executive Officer and to each of the four highest-paid executives employed as executive officers on the last day of the fiscal year. However, the limitation does not apply to performance-based compensation provided certain conditions are satisfied. The Committee does not anticipate that in the foreseeable future any officer of the Company will earn compensation in excess of $1 million that would not qualify as performance-based compensation. Therefore, the Committee has not yet determined a policy with respect to Section 162(m). The Committee intends to review the implications of
Section 162(m) when it becomes more relevant with respect to the Company's executive compensation policies.

      All members of the Organization and Compensation Committee concur in this report to the shareholders.

      The Organization and Compensation Committee

            Arthur Kellar, Chairman
            Lynn E. Caruthers
            Bassam N. Ibrahim

                             EMPLOYMENT ARRANGEMENTS

      Each of Messrs. Hay, Janofsky, Kendrick and Nicolai entered into employment agreements to serve as vice presidents for a period of three years commencing August 1, 1997. Mr. Klumb entered into an employment agreement to serve as a vice president for a period of three years commencing November 12, 1997. The agreements provide that Messrs. Hay, Janofsky, Kendrick and Nicolai will each receive a base salary of $120,000 per annum, Mr. Klumb will receive a base salary of $90,000 per annum, and each of them are entitled to receive a performance bonus under the plan developed for all of the Company's vice presidents. Under the terms of each employment agreement, each vice president is required to maintain the confidentiality of proprietary business or technical information obtained during the course of employment with the Company. Messrs. Hay, Janofsky, Kendrick and Nicolai are each prohibited from competing with the Company in the United States during the time each is employed by the Company and for a period of two years thereafter. Mr. Klumb is prohibited from competing with the Company in the United States during the time he is employed by the Company and for a period of one year thereafter. The employment agreements provide that in the event the vice president's employment is terminated by the Company other than for cause, or is terminated by the vice president for good reason, the vice president will be entitled to receive a severance benefit and will be entitled to receive any salary and benefits accrued, vested or unpaid as of the date of termination as well as any other benefits to which the employee is entitled under any benefit plan, policy or program maintained by the Company in which the vice president participated. The severance benefit provided in the agreements of Messrs. Hay, Janofsky, Kendrick and Nicolai is 18 months of base salary in effect of the time of termination. Mr. Klumb's agreement provides for a severance benefit equal to 12 months of his base salary in effect at the time of termination.

      The Company entered into an employment agreement with John Moynahan on June 8, 1998, pursuant to which Mr. Moynahan agreed to serve as Senior Vice President and Chief Financial Officer for a period of three years. The agreement provides that Mr. Moynahan will receive a base salary of $135,000 per annum and may also be awarded a performance bonus in accordance with the Senior Management Incentive Bonus Plan. The other terms of Mr. Moynahan's agreement are substantially the same as the agreements for the other vice presidents described above. Mr. Moynahan was also granted stock options for 25,000 shares of the Company's Common Stock on June 8, 1998 with an exercise price of $9.75. The options vest in three equal annual installments commencing one year from the date of grant. The options expire on June 8, 2008.

      On October 19, 1998, Mr. Moynahan submitted his resignation. At the request of the Company, he has agreed to stay in his current position through mid-January 1999 to allow the Company time to locate a suitable replacement and insure an orderly transition.

      As previously disclosed on October 21, 1998, John (Jay) F. Ripley resigned from his positions as President, Chief Executive Officer and Director of the Company and Charles L. Dunlap was appointed as his replacement. The Company is in the process of finalizing the terms of Mr. Ripley's separation agreement and Mr. Dunlap's employment agreement and these agreements will be described in a future filing with the Commission.

                          SHAREHOLDER RETURN COMPARISON

      Set forth below is a table comparing the cumulative shareholder return on the Company's Common Stock, on an indexed basis, against the cumulative total returns of the Nasdaq Stock Market (U.S. Index), an index composed of peer companies, the Russell 200 Index, the S&P Small Cap 600 Index, the S&P Auto Parts & Equipment Index and the Nasdaq Retail Trade Index since the Company's initial public offering (November 6, 1997 = 100):

                                                          Cumulative Total Return
                                ----------------------------------------------------------------------------
                                11/6/97  11/97    12/97     1/98    2/98     3/98     4/98     5/98    6/98
Precision Auto Care, Inc.       100.00   100.00   100.00   100.00  118.06   120.83   119.44   118.06  109.72
Peer Group (1)                  100.00    97.11    98.51    94.96  104.65   107.87   101.41   101.26   98.14
Nasdaq Stock Market (U.S.)      100.00   100.50    98.90   102.00  111.57   115.69   117.65   111.19  119.03
Russell 2000                    100.00    99.35   101.09    99.49  106.84   111.25   111.86   107.90  108.12
S&P Small Cap 600               100.00    99.27   101.28    99.30  108.35   112.48   113.15   107.16  107.47
S&P Auto Parts & Equipment      100.00   100.02   102.42   100.57  114.65   123.40   126.53   147.05  152.79
Nasdaq Retail Trade             100.00   102.26   101.96   103.42  112.82   122.37   122.64   118.14  124.59

[FN]
----------------
(1) The peer group index prepared for the purposes of this chart includes the following companies: Auto Zone, Inc., Genuine Parts Co., O'Reilly Automotive, Inc., Discount Auto Parts, Inc., Monro Muffler & Brake, Inc., Pep Boys, Inc., and Pennzoil Company.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                 INFORMATION WITH RESPECT TO CERTAIN SHAREHOLDERS

      The shareholders named in the following table are those known to the Company to be the beneficial owners of 5% or more of the Company's Common Stock. For purposes of this table, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Company believes that each individual owner listed below exercises sole voting and dispositive power over their shares.

                                                               Percentage of
                                     Amount of Beneficial       Outstanding
Name and Address                      Ownership (Shares)       Common Stock
----------------                     --------------------      -------------
SAFECO Corporation(1)
SAFECO Plaza
Seattle, Washington  98185                  950,500               15.79%

William P. Stiritz(2)
10401 Clayton Road,
  Suite 101
St. Louis, Missouri  63131                  500,000                8.31%

Avenir Corporation(3)
1725 K Street, N.W.,
  Suite 410
Washington, DC  20006                       302,100                5.02%

[FN]
-----------
(1) As reported in Schedule 13G (Amendment No. 1) filed with the Commission on June 10, 1998.
(2) As reported on Schedule 13D filed with the Commission on December 31, 1997. Does not include 10,000 shares owned by Mr. Stiritz's son, of which Mr. Stiritz disclaims beneficial ownership.
(3)   As reported in Schedule 13G filed with the Commission on January 15, 1998.

             SECURITIES OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1998 by: (i) each director of the Company, (ii) each executive officer named in the table above labeled Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group. This table is based on information provided by the Company's directors and executive officers. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons exercises sole voting and dispositive power over his or her shares.

                                     Amount of         Percentage of Outstanding
Name of Beneficial Owner       Beneficial Ownership          Common Stock
------------------------       --------------------    -------------------------
Lynn E. Caruthers(1)                  135,381                     2.23%
Charles L. Dunlap                           0                        *
John F. Ripley(2)                     205,050                     3.37
James A. Hay(3)                        11,495                        *
Arnold Janofsky(4)                     23,725                        *
Ernest S. Malas(5)                    258,065                     4.24
John F. Moynahan                            0                        *
Grant G. Nicolai(6)                    25,816                        *
William E. Roller(7)                    4,167                        *
Jamie J. Valdes                        49,421                        *
Peter J. Kendrick(7)                    4,755                        *
William R. Klumb(7)                    42,263                        *
Woodley A. Allen(8)                    13,000                        *
George A. Bavelis                      83,817                     1.38
Bernard H. Clineburg(8)                12,500                        *
Clarence E. Deal                      200,135                     3.29
Effie L. Eliopulos                    249,104                     4.10
Bassam N. Ibrahim(8)                   13,850                        *
Richard O. Johnson                     56,497                        *
Arthur Kellar(8)                      155,029                     2.55
Harry G. Pappas, Jr.(9)                27,500                        *
Gerald A. Zamensky(10)                111,298                     1.83

All directors and executive
officers as a group (22
persons)                            1,682,868                    27.67

[FN]
---------------
*Represents less than 1%.
(1) Includes 24,500 shares held by CARFAM Associates and 77,938 shares held by Caruthers Properties, Ltd., limited partnerships in which Ms. Caruthers holds limited partnership interests and options to purchase 10,000 shares which Ms. Caruthers may exercise within 60 days.
(2) Mr. Ripley resigned from the Company on October 21, 1998. Includes options to purchase 193,100 shares Mr. Ripley may exercise within 60 days.
(3) Includes options to purchase 8,334 shares that are exercisable within 60 days.
(4) Includes options to purchase 20,000 shares that are exercisable within 60 days.
(5) Includes 5,295 shares held by Mr. Malas' son and options to purchase 8,333 shares that are exercisable within 60 days.
(6) Includes options to purchase 16,667 shares that are exercisable within 60 days.
(7) Includes options to purchase 4,167 shares that are exercisable within 60 days.
(8) Includes options to purchase 10,000 shares that are exercisable within 60 days.
(9) Includes options to purchase 12,500 shares that are exercisable within 60 days.
(10) Includes 47,176 shares held by Mr. Zamensky's spouse.

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

      In November 1997, in connection with the IPO Combination, certain directors and officers of the Company received shares of the Company's Common Stock in exchange for shares or membership interests held in predecessor companies as follows: Woodley A. Allen - 2,000 shares; George A. Bavelis - 83,817 shares; Lynn E. Caruthers - 125,381 shares; Bernard H. Clineburg - 2,500 shares; Clarence E. Deal - 205,229 shares; Effie L. Eliopulos - 251,551 shares; Bassam N. Ibrahim - 3,850 shares; Arnold Janofsky - 1,961 shares; Richard O. Johnson - 56,497 shares; Arthur Kellar - 199,029 shares; William R. Klumb - 56,086 shares; Grant G. Nicolai - 7,752 shares; Harry G. Pappas, Jr. - 15,000 shares; John F. Ripley - 11,950 shares; and Gerald A. Zamensky - 106,003 shares.

      In November 1997, in connection with the IPO Combination, certain directors and officers of the Company had stock options for shares of WE JAC Corporation, a predecessor company, converted into options for shares of the Company's Common Stock on a one for one basis, and the vesting for certain of these options was accelerated. The following officers and directors had the number of options listed below converted into options for shares of the Company's Common Stock and the vesting for such options accelerated upon the consummation of the IPO Combination: Woodley A. Allen - 10,000; Lynn E. Caruthers - 10,000; Bernard Clineburg - 10,000; Bassam N. Ibrahim - 10,000; Arthur Kellar - 10,000; Harry G. Pappas, Jr. - 12,500; and John F. Ripley - 193,100. The following officers had the number of options listed below converted into options for shares of the Company's Common Stock: James A. Hay - 5,000; Arnold Janofsky - 21,500; and Grant G. Nicolai - 12,500. In addition, Mr. Klumb and Ms. Eliopulos were each granted additional options to purchase 12,500 shares of the Company's Common Stock.

      In November 1997, in connection with the IPO Combination, certain directors and officers either directly or through affiliated entities, were granted options to purchase certain properties and lease them back to the Company. The options may only be exercised during a one-year period which will commence on the second anniversary date of the Combination. If the options are exercised in whole or in part, the related party would purchase the parcels of real estate at a purchase price equal to their then-current fair market value. The Company would then be required to lease the real estate back from the related party on a triple net basis and at a base rent equal to the fair rental value of the property. The leases would have an initial term of ten years and the Company would have the right to renew the leases for two successive ten year terms. Hellenic, LLC, a limited liability company partially owned by directors George A. Bavelis (15.12%), Clarence E. Deal (15.12%) and Effie L. Eliopulos (15.12%) and executive officer Ernest S. Malas (6.61%) holds an option on the real estate relating to nine car wash centers. 4 Real, LLC, a limited liability company owned by Mr. Deal (50%) and Ms. Eliopulos (25%) and Mr. Malas (25%) holds an option on the real estate relating to the modular building manufacturing facility. Mr. Deal individually holds an option on the real estate relating to five car wash centers.

      In November 1997, in connection with the IPO Combination, certain directors through various affiliated partnerships and companies, were sold six Precision Auto Wash franchises and eight Precision Lube Express franchises. Five of the Precision Auto Wash and Precision Lube Express centers will be combined and operated on five sites. The other four franchises will be operated on four sites. The other four franchises will be operated as stand-alone operations. Mr. Deal, a director of the Company, has interests ranging from 16.5% to 33% in five of the companies which will own, in the aggregate, five of the Precision Lube Express franchises and three of the Precision Auto Wash franchises. Ms. Eliopulos, a director of the Company, has interests ranging from 16.5% to 75% in companies which will own, in the aggregate, four of the Precision Lube Express franchises and four of the Precision Auto Wash franchises. Mr. Klumb, a director of the Company, owns a 25% interest in a company that will operate one of the Precision Lube Express franchises. Mr. Bavelis, a director of the Company, owns a 25% interest in a company that will operate one of the Precision Auto Wash franchises. While these related parties paid standard initial franchise fees and are obligated to pay standard royalties, they received discounts on Precision Auto Wash equipment and the Precision Lube Express modular buildings which totaled approximately $250,000 in the aggregate.

      In November 1997, in connection with the IPO Combination, certain directors had debt of certain predecessor companies that they had personally guaranteed discharged. Messrs. Bavelis, Deal, Klumb, Zamensky, and Ms. Eliopulos had personally guaranteed indebtedness in the principal amount of $2.6 million, $3.4 million, $2.4 million, $2.4 million, and $7.6 million, respectively, that was discharged at the closing of the IPO Combination.

      In March 1998, the Company acquired Promotora de Franquicias Praxis, S.A. de C.V. ("Praxis"), the holder of the Precision Auto Care master franchise in Mexico. The owners of Praxis included Jamie J. Valdes, who became an executive officer of the Company on April 1, 1998. The purchase price of 619,265 shares of the Company's Common Stock and the assumption of $3.4 million in debt, was approved by a majority of the Company's Board of Directors. Also in March 1998, the Company sold licenses to develop 10 Precision Auto Care franchises in Mexico for $25,000 per franchise or $250,000 to an investor group that included Mr. Valdes. The per franchise amount charged by the Company represents the standard initial franchise fee. The Company has been paid in full.

      In June 1998, the Company purchased the remaining fifty percent (50%) ownership interest in Indy Ventures, Inc. ("Indy Ventures") which it did not already own. Half of this ownership interest (25%) was purchased from Gerald A. Zamensky, a director of the Company, for $525,000 and the assumption by the Company of debt in the amount of $303,400, Mr. Zamensky's proportionate share of the $1.2 million of Indy Venture's debt then outstanding. The fairness of the negotiated purchase price was approved at the time of the transaction by John F. Ripley, an executive officer of the Company. Mr. Zamensky has been paid in full. The full amount of the outstanding debt of Indy Ventures of $1.2 million was subsequently repaid by the Company, including $275,000 paid to Magna National Financial LLC, which is owned by directors George A. Bavelis (33%) and Effie L. Eliopulos (33%), and executive officer Ernest S. Malas (33%).

      In June 1998, the Company sold three Company-owned car wash centers (including the underlying real estate for one) and a Company-owned fast oil change and lube center for $700,000 to Sandusky Lube, LLC ("Sandusky"). Harriet Malas, the mother of Ernest S. Malas owns 50% of Sandusky. Mr. Malas became an executive officer of the Company on July 1, 1998. The Company acquired the four centers as part of the IPO Combination in November 1997. Of the total purchase price, $490,000 was allocated to these four centers. The gain on these sales was recorded as a reduction to the goodwill recorded as part of the IPO Combination. Sandusky subleases the facilities for three of the centers from the Company for an aggregate amount of $3,550 per month. The fairness of the negotiated sales price and the rental amounts under the subleases was approved at the time of the transactions by John F. Ripley, an executive officer of the Company. To date, $680,000 of the sales price has been paid. The balance is due upon the delivery of the final shipment of equipment.

      In June 1998, the Company sold a parcel of real-estate located in Greenwood, Indiana to Precision Ventures, LLC. ("Precision Ventures") for $260,000. Precision Ventures also purchased two franchises from the Company to operate at that location for $26,000. Precision Ventures is partially owned by Ernest S. Malas, an executive officer of the Company (25%), and Andrew Zamensky (25%) who is the son of Gerald Zamensky, a director of the Company. The Company acquired the property in December 1997 for $220,000. The fairness of the negotiated sales price was approved at the time of the transaction by John F. Ripley, an executive officer of the Company. To date $26,000 of the sales price for the real estate has been paid. The balance is due on or before November 30, 1998 under a promissory note. No interest is being charged on the note due to the fact that the land is not yet zoned for the operation of a car wash and quick oil change and lube business.

      In June 1998, the Company sold a Company-owned auto care center located in Denver Colorado to Inter-Ventures, LLC ("Inter-Ventures") for $220,000. Inter-Ventures is partially owned by William B. Klumb (25%), Ernest S. Malas (16.67%), Clarence E. Deal (16.67%), and Effie L. Eliopulos (16.67%). Mr. Malas is an executive officer, Mr. Klumb is an officer and director, and Mr. Deal and Ms. Eliopulos are directors of the Company. The Company acquired the center which it had been operating under a management agreement since February 1997 in June 1998 for $106,200. The fairness of the negotiated sales price was approved at the time of the transaction by James A. Hay, an executive officer of the Company. The Company has been paid the purchase price in full.

      In October 1998, all of the Company's directors except Messrs. Clineburg and Pappas participated in the creation of a limited liability company formed for the purpose of loaning the Company $2 million in a subordinated debt financing. The loan was initiated by these directors and subsequently incorporated as a requirement of the Company's existing credit facility. The loan bears interest at a rate of 14% per annum and its terms call for the rate of interest to be increased in the event of a default by the Company on this loan or on any of the Company's senior indebtedness.

      Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis, LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 1998 did not exceed five percent of the firm's gross revenues.

      Clarence E. Deal, a director of the Company, is the owner of Commercial Supply of Mansfield, Inc. ("CSMI"). The Company purchases certain manufacturing supplies for the construction of modular buildings from CMSI. The aggregate total amount of supplies purchased by the Company from CMSI in the fiscal year ended June 30, 1998 was approximately $143,000.

      Gerald A. Zamensky, a director of the Company, serves as a consultant to National Automotive Chemical, Inc. (previously known as Miracle Industries, Inc.), a predecessor company. Under an agreement which expires in August 1999, Mr. Zamensky is to be paid $30,000 per year for consulting services and up to $5,000 per year for medical insurance coverage.

      Effie L. Eliopulos, a director of the Company, serves as a Vice President of National Automotive Chemical, Inc. (previously known as Miracle Industries, Inc.), a predecessor company. Her annual salary for the fiscal year ended June 30, 1998 was $75,000. Her annual salary was subsequently reduced and is currently $25,000 per year.

      Ernest S. Malas, prior to becoming an executive officer of the Company in July 1998, served as a consultant to the Company from November 1997 through June 1998. Pursuant to an Independent Contractor Agreement dated November 12, 1997, Mr. Malas was paid $60,000 for consulting services rendered during this period.

      John F. Ripley (33.3%) and Grant G. Nicholai (33.3%) are partial owners of JAN Auto Care, LLC ("JAN Auto"). Mr. Ripley was an executive officer and director of the Company and Mr. Nicholai is an executive officer. JAN Auto owns and operates a franchised Precision Auto Care center in Falls Church, Virginia. JAN Auto pays the Company approximately $5,400 per month for franchise royalties, inventory and supplies associated with this operation. In addition, JAN Auto has purchased an existing car wash operation from an unrelated third party, which it plans to convert into a franchised Precision Auto Wash center and retrofit it with equipment and supplies acquired from the Company. Since March 1998, JAN Auto has purchased an average of approximately $350 in inventory and supplies per month from the Company for this car wash operation.

      As noted above, William B. Klumb (25%), Ernest S. Malas (16.67%), Clarence E. Deal (16.67%), and Effie L. Eliopulos (16.67%) are partial owners of Inter-Ventures, LLC ("Inter-Ventures"). Mr. Klumb is an executive officer and director, Mr. Malas is an executive officer, and Mr. Deal and Ms. Eliopulos are directors of the Company. Inter-Ventures operates a franchised
Precision  Tune Auto   Care  and   Precision   Lube   Express   centers   in
Denver,   Colorado. Inter-Ventures  pays the  Company  approximately  $4,000 per month for franchise royalties, inventory and supplies associated with these operations.

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

-------------------
         *  Filed previously.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1998.

                                      PRECISION AUTO CARE, INC.

                                      By: /s/ Charles L. Dunlap
                                          ----------------------------------
                                           Charles L. Dunlap
                                           President and Chief Executive Officer
                                               (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                          Date
---------                                  -----                                          ----
              *                            Chairperson of the Board                       October 28, 1998
-----------------------------
Lynn E. Caruthers


/s/ Charles L. Dunlap                      President, Chief Executive Officer and         October 28, 1998
-----------------------------              Director (Principal Executive Officer)
    Charles L. Dunlap

/s/ John F. Moynahan                       Senior Vice President and Chief Financial      October 28, 1998
-----------------------------              Officer (Principal Financial Accounting
    John F. Moynahan                       Officer)


              *                            Director                                       October 28, 1998
-----------------------------
Woodley A. Allen


              *                            Director                                       October 28, 1998
-----------------------------
George A. Bavelis

              *                            Director                                       October 28, 1998
-----------------------------
Bernard H. Clineburg


              *                            Director                                       October 28, 1998
-----------------------------
Clarence E. Deal


              *                            Director                                       October 28, 1998
-----------------------------
Effie L. Eliopulos


              *                            Director                                       October 28, 1998
-----------------------------
Bassam N. Ibrahim


              *                            Director                                       October 28, 1998
-----------------------------
Richard O. Johnson


              *                            Director                                       October 28, 1998
-----------------------------
Arthur Kellar


              *                            Director                                       October 28, 1998
-----------------------------
Harry G. Pappas, Jr.

              *
-----------------------------
William R. Klumb                           Director                                       October 28, 1998


              *                            Director                                       October 28, 1998
-----------------------------
Gerald A. Zamensky

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