Form 10-Q
period 1998-09-30
PRECISION AUTO CARE INC
filed 1998-11-16
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1998

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

    Yes  X    No


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,120,543 shares of Common Stock as of October 31, 1998.

                           Precision Auto Care, Inc.
                                     Index

                                                                                      Page No.
Part I.  Financial Information

         Item 1.  Financial Statements                                                      1

                  General Information                                                       1

                  Consolidated Balance Sheets at September 30, 1998 and June 30, 1998       3

                  Consolidated Statement of Operations for the three months ended           5
                         September 30, 1998 and 1997

                  Pro Forma Combined Statement of Operations for the three months ended     6
                         September 30, 1998 and 1997

                  Consolidated Statement of Cash Flows for the three months ended           7
                         September 30, 1998 and 1997

                  Notes to the Consolidated Financial Statements                            8

         Item 2.  Management's Discussion and Analysis of Financial Condition              15
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk               22

Part II. Other Information                                                                 23

         Item 1.     Legal Proceedings                                                     23

         Item 2.     Changes in Securities and Use of Proceeds                             23

         Item 3.     Defaults upon Senior Securities                                       24

         Item 4.     Submission of Matters to a Vote of Security Holders                   24

         Item 5.     Other Information                                                     24

         Item 6.     Exhibits and Reports on Form 8-K                                      24

Signatures                                                                                 25

Exhibit Index                                                                              26

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company's 10-K filing for the year ending June 30, 1998 under the caption "Business -- Risk Factors," general economic and business and market conditions, changes in federal and state laws, increased competitive pressure in the automotive aftermarket services business, and costs or difficulties relating to the integration of acquired businesses (including the businesses the Company acquired in connection with its November 1997 initial public offering), including difficulties in achieving expected cost savings and operating synergies.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

General Information

Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

     o Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At September 30, 1998 these services were provided at 558 Precision Tune Auto Care centers of which four are owned and operated by the Company.

     o Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At September 30, 1998, there were 37 Precision Auto Wash centers, of which 32 are owned and operated by the Company.

     o Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At September 30, 1998, there were 15 Precision Lube Express centers of which seven are owned and operated by the Company. As of that date there were also 18 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   Precision Auto Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                      September 30,
                                                           1998            June 30,
                                                       (Unaudited)           1998
                                                       ----------            ----
ASSETS

Current assets:
  Cash and cash equivalents                            $ 1,056,692       $ 2,070,294
  Accounts receivable, net                               8,733,208         9,050,190
  Inventory                                              4,939,798         4,201,752
  Notes receivable, current portion, net of allowance      754,395         1,519,642
  Prepaid expenses                                       2,661,122         2,217,164
  Deferred income taxes, net                               867,519           722,000
                                                       -----------       -----------

Total current assets                                    19,012,734        19,781,042

Notes receivable, non-current portion, net of
allowance                                                  677,494           654,382

Property, plant and equipment, at cost                  22,355,083        20,978,240
Less accumulated depreciation                           (2,018,071)       (1,678,527)
                                                       -----------       -----------
                                                        20,337,012        19,299,713

Goodwill and other intangibles, net of accumulated
  amortization                                          45,934,363        45,631,583
Deposits, trademarks and other assets                    1,372,707         1,182,502
                                                       -----------       -----------

Total assets                                           $87,334,310       $86,549,222
                                                       ===========       ===========


                 See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                      September 30,
                                                           1998            June 30,
                                                       (Unaudited)           1998
                                                       ----------            ----
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities             $10,041,895        $9,336,120
  Current maturities, notes payable                        942,581         1,060,910
  Current maturities, term loan                         13,692,069         2,352,948
  Current maturities, line of credit                     9,515,000               ---
  Deferred revenue, current portion                        935,137           962,977
                                                       -----------       -----------

Total current liabilities                               35,126,682        13,712,955

Revolving line of credit, net of current portion               ---        10,333,000
Term loan, net of current portion                              ---         9,045,052
Notes payable, net of current portion                    1,471,068         1,471,068
Deferred revenue, net of current portion                   393,338           393,338
Other liabilities                                          117,061           639,223
                                                       -----------       -----------

Total liabilities                                       37,108,149        35,594,636

Stockholders' equity:
  Common stock, $0.01 par                                   61,205            61,205
  Additional paid-in capital                            45,682,551        45,682,551
  Retained earnings                                      4,493,380         5,210,830
  Foreign currency translation adjustment                  (10,975)              ---
                                                       -----------       -----------

Total stockholders' equity                              50,226,161        50,954,586
                                                       -----------       -----------

Total liabilities and stockholders' equity             $87,334,310       $86,549,222
                                                       ===========       ===========

                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations

                                                  Three Months Ended September 30,
                                                    1998                  1997
                                                    ----                  ----
Sales:
   Franchise development                       $   283,024            $  105,000
   Royalties                                     3,839,218             3,786,000
   Manufacturing & distribution                  5,824,735             2,821,000
   Company centers                               1,794,502                   ---
   Other                                            48,276                56,000
                                               -----------            ----------

Total sales                                     11,789,755             6,767,000

Direct cost                                      9,923,752             4,730,000
                                               -----------            ----------

Contribution                                     1,866,003             2,037,000

General and administrative expense               1,205,938               805,000
Depreciation expense                               306,473                50,000
Amortization of franchise rights and goodwill      503,510               230,000
                                               -----------            ----------

Operating income (loss)                           (149,918)              952,000

Interest expense                                  (442,948)             (296,000)
Interest income                                     44,507                37,000
Other income (expense)                            (314,610)               88,000
                                               -----------            ----------

Income (loss) before income taxes                 (862,969)              781,000

Provision for income tax expense (benefit)        (145,519)              353,000
                                               -----------            ----------

Net income (loss)                                ($717,450)           $  428,000
                                               ===========            ==========

Basic net income (loss) per share                   ($0.12)                $0.32
Diluted net income (loss) per share                 ($0.12)                $0.32
Weighted average shares outstanding - basic      6,120,543             1,333,700
Weighted average shares outstanding - diluted    6,120,543             1,352,098


                See accompanying notes to financial statements.

                    Precision Auto Care, Inc. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations

                                                Three Months Ended September 30,
                                                    1998                 1997
                                                    ----                 ----
Sales:
   Franchise development                       $   283,024           $   136,000
   Royalties                                     3,839,218             3,795,000
   Manufacturing & distribution                  5,824,735             6,780,000
   Company centers                               1,794,502               952,000
   Other                                            48,276                56,000
                                               -----------           -----------

Total sales                                     11,789,755            11,719,000

Direct cost                                      9,923,752             8,399,000
                                               -----------           -----------

Contribution                                     1,866,003             3,320,000

General and administrative expense               1,205,938             1,101,000
Depreciation expense                               306,473               246,000
Amortization of franchise rights and goodwill      503,510               391,000
                                               -----------           -----------

Operating income                                  (149,918)            1,582,000

Interest expense                                  (442,948)             (115,000)
Interest income                                     44,507                55,000
Other income (expense)                            (314,610)               93,000
                                               -----------           -----------

Income (loss) before income taxes                 (862,969)            1,615,000

Provision for income tax expense (benefit)        (145,519)              731,000
                                               -----------           -----------

Net income (loss)                                ($717,450)          $   884,000
                                               ===========           ===========

Basic net income (loss) per share                   ($0.12)                $0.16
Diluted net income (loss) per share                 ($0.12)
Weighted average shares outstanding - basic      6,120,543             5,496,880
Weighted average shares outstanding - diluted    6,120,543


                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                                Three Months Ended September 30,
                                                       1998          1997
                                                       ----          ----
Cash flow from operating activities:
Net income (loss)                                  ($717,450)     $ 428,000
Adjustments to reconcile net income to net cash
   flow from operating activities
     Depreciation and amortization                   809,983        279,000
     Deferred income taxes                          (145,519)           ---
     Foreign currency translation adjustment         (10,975)           ---
     Changes in operating assets and liabilities:
        Accounts and notes receivable              1,059,117       (106,000)
        Inventory                                   (738,046)        10,000
        Prepaid expenses                            (443,958)       (82,000)
        Accounts payable and accrued liabilities     705,775        254,000
        Income taxes payable                             ---          7,000
        Deferred revenue, net                        (27,840)       (82,000)
        Other operating assets and liabilities      (712,367)      (302,000)
                                                 -----------      ---------

Net cash provided by operating activities           (221,280)       406,000

Cash flow from investing activities:
   Purchases of property and equipment              (843,144)       (28,000)
   Purchase of franchise agreements and rights           ---       (143,000)
   Acquisitions                                   (1,306,918)           ---
                                                 -----------      ---------

Net cash used in investing activities             (2,150,062)      (171,000)

Cash flow from financing activities:
   Proceeds from term loan and line of credit      1,476,069         60,000
   Repayments of long-term debt and notes
     payable                                        (118,329)      (308,000)
                                                 -----------      ---------

Net cash provided by (used in) financing
   activities                                      1,357,740       (248,000)
                                                 -----------      ---------
Net change in cash and cash equivalents           (1,013,602)       (13,000)
Cash and cash equivalents at beginning of year     2,070,294        577,000
                                                 -----------      ---------

Cash and cash equivalents at end of year         $ 1,056,692      $ 564,000
                                                 ===========      =========

                 See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the three months ended September 30, 1998
                                  (Unaudited)

NOTE 1.  BUSINESS AND ORGANIZATION

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

The Company began business operations upon completion of its November 1997 Initial Public Offering (IPO) of common stock. Concurrent with the IPO, ten companies were combined to create Precision Auto Care. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein for the period ending September 30, 1997 have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company has made several other acquisitions subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

The accompanying financial statements are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Significant intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods, and are subject to audit at the end of the fiscal year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the Company, results of operations and cash flows with respect to the interim financial statements, have been included. The interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 1998 and 1997 audited financial statements included with the Company's filing on Form 10K. The results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenues from the sale of parts is recognized when the parts are shipped from the Company's warehouse. Revenues from the sale of modular automobile lubrication units is recognized when such units have been shipped to customers and the Company has performed on all obligations related to the sale, such as installation and assistance with site development.

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

The Company enters into domestic Area Representative Agreements and international Master License Agreements (Agreements) which grant the subfranchisor and master licensor, respectively, the right to sell, on the Company's behalf, Precision Tune Auto Care franchises, Precision Auto Wash franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of area representative rights is deferred and recognized ratably over the terms of the Agreement, generally 10 years, because the Company's obligation under the Agreement does not depend significantly upon the number of franchises opened. Revenue from the sale of master license rights, for geographic areas outside the U.S., is recognized upon signing the Agreement because the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                     Years
Building and leasehold                               -----
improvements                                         11-30
Furniture and fixtures                                5-7
Equipment                                             7-10
Other items                                           5-7

Goodwill and Other Intangible Assets

Purchase price in excess of the fair market value of net assets acquired is included in goodwill/franchise rights. Franchise rights held by one of the Company's predecessors are being amortized over 30 years on a straight line basis. Goodwill related to the Company's acquisitions is being amortized on a straight line basis over 30 years. Certain other intangibles, including covenants not to compete and consulting agreements, are amortized on a straight line basis over periods ranging from six months to two years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company's cash is held at what management believes to be stable financial institutions. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assesses the financial strength of its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

All of the Company's assets are located in the United States, except trade receivables of $1.2 million, inventory of $310,000, property and equipment of $485,000, and capitalized franchise rights of $564,000, which are located in Mexico.

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

Precision Auto Care, Inc. ("PAC" or the "Company") was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, PAC acquired the Predecessor Companies for consideration consisting of common stock. The closing of the Offering also occurred on that date.

For financial statement purposes, WEJAC, one of the Predecessor Companies, has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of WEJAC prior to the Combination and the Offering. The Combination was accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Predecessor Companies have been initially assigned and recorded based on the book value at the time of the Combination and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The interim financial statements for the three month periods ended September 30, 1997 and 1998 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the company, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three month period ended September 30, 1997 includes the results of the Predecessor Companies as if the Combinations had occurred at the beginning of that three month period. The pro forma combined financial information includes the effects of: (i) the Combinations; (ii) the provision for income taxes as if the income was subject to corporate federal and state income taxes during the periods;
(iii) repayment of debt of $18.6 million; and (iv) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Predecessor Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

NOTE 3.  CREDIT FACILITY AND LONG-TERM DEBT

On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the Loan Agreement) with its primary lender (the Lender). The loan is a combination of a Line of Credit Loan, which may not exceed $11 million, and an Acquisition Line of Credit, and is secured by all of the assets of the Company. The loan accrues interest, payable monthly, at a base rate which approximates prime, or the LIBOR Rate, plus an applicable margin which varies from zero to 2.0%. At September 30, 1998, $23.2 million was outstanding on the loans.

The Loan Agreement contains affirmative, negative and financial covenants. As of June 30, 1998, the Company was in violation of certain covenants, which the lender subsequently waived.

On October 12, 1998, the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998, whereby the amounts available under the Line of Credit Loan and Acquisition Line of Credit must be reduced to $5 million and $10 million, respectively, effective on the earlier of January 31, 1999 or the execution of certain real estate refinancing transactions which the Company currently has in process. The Company expects that these financings will yield approximately $15 million in net cash proceeds and will require monthly payments based on annual rates of 8.5% to 11% for terms of ten to twenty years. Additionally, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

Pursuant to the amended Credit Agreement, the Company obtained $2 million in subordinated debt financing and is required to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating and fluctuating prime portion lending rate or the London Interbank Offered Rate (Libor) plus a margin ranging from 0.25% to 2.50% pending on certain financial ratios. Availability fees ranging from 0.25% to 0.5% will be payable on the unused portion of the Line of Credit Loan. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

Based on the results of the quarter ending September 30, 1998, the Company was not in compliance with these revised financial ratios. The Company has notified its bank of such non-compliance and has requested that the bank grant waivers or amendments to relieve this non-compliance, but there can be no assurance that its bank will grant such waivers or amendments. If the Company fails to obtain waivers or amendments of the revised financial and other covenants set forth in the amended Credit Agreement, the Company's liquidity, financial condition and results of operations could be materially adversely affected. The covenant violations at September 30, 1998 create an event of default under the Credit

Agreement and allows the bank to call the loan. All amounts outstanding under the Credit Agreement are shown as current liabilities.

The Company has recently initiated a program to improve its liquidity that involves selected reductions in staffing levels, reduction of expenses, disposition of selected assets and accelerated collections of receivables. While Company management believes that this program will improve its cash flow and ability to meet future bank covenants, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in liquidity will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing.

NOTE 4.  CAPITAL STOCK

On November 12, 1997 PAC completed the Offering, which involved the sale by PAC of 2,666,540 shares of Common stock at a price to the public of $9.00 per share. The net proceeds to PAC from the Offering (after deducting underwriting discounts, commissions and offering expenses) was approximately $20.1 million. Of this amount approximately $18.6 million was used to repay debt.

NOTE 5.  INCOME TAXES

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

The Company intends to file a consolidated federal income tax return which includes the operations of the Predecessor Companies for periods commencing on the date of the Combinations (November 12, 1997). The Predecessor Companies will be individually responsible for filing federal income tax returns based on earnings through November 11, 1997. The provision for income taxes included in the Pro Forma Combined Statements of Operations for the three month periods ended September 30, 1996 and 1997 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

At June 30, 1998, the Company had lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1998 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees.

NOTE 7.  SUBSEQUENT EVENTS

On October 15, 1998 the Company entered into a subordinated debt agreement with Board LLC, which was organized by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and will make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Introduction

The following discussion should be read in conjunction with the Actual and Pro Forma Financial Statements of the Company and related notes thereto included in the Company's Registration Statements and in the Form 10-K filed for the year ending June 30, 1998.

The Company, a Virginia corporation, was incorporated in April 1997. It began operations after the November 1997 combination with WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). The nine companies joined with WE JAC Corporation in connection with the IPO Combination were: Miracle Industries, Inc.; Lube Ventures, Inc.; Rocky Mountain Ventures, Inc.; Rocky Mountain Ventures II, Inc.; Prema Properties, Ltd.; Miracle Partners, Inc.; Ralston Car Wash Ltd.; KBG, LLC and Worldwide Drying Systems, Inc. (referred to individually as a "Predecessor Company" or collectively, the "Predecessor Companies"). In March 1998 the Company acquired Promotora de Francquicias Praxis S.A. de C.V. ("Praxis"), a company which operates five company-owned centers and served as the holder of a master franchise agreement for Mexico and Puerto Rico. The results presented herein as "Actual" for the three months ending September 30, 1997 represent those of WE JAC. The results presented herein as Pro Forma Combined consist of the combined results of WE JAC and the Predecessor Companies as if these entities had been combined for all periods presented herein. The Pro Forma Combined results do not reflect any results of Praxis for periods of time prior to the date on which it was acquired.

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

During the year ended June 30, 1998, the Company negotiated the terms of seven acquisitions that would have added approximately 470 retail centers producing approximately $210 million in system-wide retail sales to the Company's existing retail system. (System-wide retail sales include sales of both franchise stores, only a portion of which is recognized by the Company as royalty revenue, and Company-owned centers.) The Company had been arranging approximately $150 million of financing for the proposed acquisitions. As previously announced, the Company has determined that it will not proceed with the proposed acquisitions. As a result, the Company recognized a charge to earnings of $602,000 in the quarter ending June 30, 1998 and a charge of $200,000 in the quarter ended September 30, 1998 relating to professional fees, deposits and other costs relating to the proposed acquisitions.

Presentation of Pro Forma Combined Results

To obtain Pro Forma Results, the historical results of operations of the Predecessor Companies have also been adjusted to reflect certain purchase accounting adjustments, including (i) the amortization of goodwill arising from the IPO Combination, (ii) the elimination of management fees charged between certain Predecessor Companies, (iii) the elimination of inter-company transactions and (iv) adjustments to interest expense based upon the assumed reduction in debt from the proceeds of the Company's initial public offering.

Results of Operations-Pro Forma Combined

The pro forma combined results of operations of the Company for the periods discussed herein are only a summation of the revenues, direct costs, general and administrative expenses, and operating income of the Predecessor Companies on a historical basis, which include pro forma adjustments or amortization of goodwill, interest expense eliminated on prepayment of debt and income taxes. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including:
(i) the Predecessor Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iii) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; (iv) the combined data does not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the automotive service industry. See "Seasonality and Quarterly Fluctuations--Pro Forma Combined." Accordingly, the operating results for interim periods shown or for other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

Three Months Ended September 30, 1998 Compared to Pro Forma Three Months Ended September 30, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                              Three Months Ended September 30,
(Thousands)                      1998     %      1997      %
-----------                      ----     -      ----      -

Revenue                        $11,790   100    $11,719   100
Direct Cost                      9.924    84      8,399    72
General and Administrative       1,206    10      1,101     9
Operating Income                  (150)   -1      1,582    13

Pro Forma Revenue. Revenue for the three months ended September 30, 1998 was $11.8 million, an increase of $71,000, or 1%, compared with pro forma revenue of $11.7 million for the corresponding three-month period of the prior year. Revenue from franchise development activities increased $147,000 or 108% from the prior year, principally as the result of the sale of franchise agreements by Praxis, the Company's Mexican subsidiary, and an increase in revenue from area franchise rights. Royalty revenue increased $44,000 or 1%, due to the addition of Praxis which generated $342,000 in royalty revenue for the three months. Royalty revenue from the Company's core business was approximately $300,000 below pro forma revenue for the corresponding three-month period of 1997 due to an ongoing program to remove underperforming stores from the system. Manufacturing and distribution revenues declined $955,000 or 14% from $6.8 million in the three months ending September 30, 1997 to $5.8 million in the same three months of 1998. The decline was principally due to lower revenue levels from the subsidiaries acquired in the November 1997 combination, offset slightly by a $52,000 increase in revenue from the Company's core distribution services from 1997 to 1998. Revenue from Company-owned and operated stores increased $843,000 or 89% from $952,000 in the three months ending September 30, 1997 to $1.8 million in the same period of 1998. The increase was principally due to the inclusion of revenue from stores owned by Praxis of $570,000, as well as a net increase in store count for Company-owned wash and lubes and improved same-store sales due to equipment upgrades and more focused management.

Pro Forma Direct Cost. Direct cost for the three months ending September 30, 1998 was $9.9 million, representing an increase of $1.5 million or 18% over pro forma direct cost for the same period in 1997. The increase was entirely due to direct cost from Praxis of $1.6 million which was not included in last year's pro forma results. Increases in the costs related to franchising activities, retail operations and distribution activities related to the Company's core businesses and from Company-owned and operated stores were mainly offset by lower direct costs from the Company's acquired manufacturing and distribution subsidiaries resulting from overall lower revenues.

Pro Forma General and Administrative Expense. General and administrative expense increased $105,000 or 10% to $1.2 million for the same period in 1998 from pro forma expense of $1.1 million in the three months ending September 30, 1997. The increase was due to development of the Company's infrastructure as part of its growth plan undertaken in the previous fiscal year.

Pro Forma Operating Income (Loss). The Company recorded an operating loss for the three months ending September 30, 1998 of $150,000 compared with pro forma operating income of $1.6 million for the same period in 1997. The decline was due to the impact on contribution margin of increased levels of direct cost of $1.5 million relative to increased revenue of $71,000, slightly higher general and administrative expense of $105,000 and an increase in depreciation and amortization expense of $217,000 or 37% compared to pro forma results for the three months ending September 30, 1997.

Pro Forma Net Income (Loss). The Company recorded a net loss of $717,000 or $0.12 per share for the three months ending September 30, 1998. This compares with pro forma net income of $884,000 or $0.16 per share for the same period in 1997. The decrease was largely the result of the variance in operating income. Increased interest expense resulting from the Company's increased borrowing and the write-off of acquisition costs discussed above were offset by a decline in income tax expense.

Actual Three Months Ended September 30, 1998 Compared to Actual Three Months Ended September 30, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                              Three Months Ended September 30,
(Thousands)                      1998     %      1997     %
-----------                      ----     -      ----     -

Revenue                        $11,790   100    $6,767   100
Direct Cost                      9,924    84     4,730    70
General and Administrative       1,206    10       805    12
Operating Income                  (150)   -1     1,233    18

Revenue. Revenue for the three months ended September 30, 1998 was $11.8 million, representing an increase of $5.0 million or 74%, compared with revenue of $6.8 million for the prior year. The increase related principally to the results of the companies acquired simultaneous with and after the IPO Combination.

Direct Cost. Direct cost for the three months ended September 30, 1998 were $9.9 million compared with $4.7 million for the same period in the prior year, an increase of $5.2 million or 110%. The increase was primarily the result of the addition to direct cost of the acquired companies discussed above, but was also due to an increase in direct cost related to the Company's core businesses of $590,000 or 14% from the prior year. This increase was spread nearly equally between the Company's franchise and manufacturing and distribution businesses.

General and Administrative Expense. General and administrative expense was $1.2 million for the three months ended September 30, 1998, an increase of $401,000 or 50% over the same period in the prior year. The increase was largely the result of development of the Company's infrastructure as part of its growth plan undertaken in the previous fiscal year. General and administrative expense as a percent of sales decreased from 12% in 1997 to 10% in 1998 as a result of economies of scale achieved.

Operating Income (Loss). The Company recorded an operating loss of $150,000 for the three months ended September 30, 1998 compared with operating income of $952,000 in the same period last year. The decline was due to the increase in general and administrative expense as well as increases in depreciation and amortization expense of $524,000. The remaining variance was due to a lower contribution margin resulting from increases in direct cost which were higher than the corresponding increases in revenue associated with the manufacturing and distribution businesses acquired in the IPO combination.

Net income (loss). The Company recorded a net loss of $717,000 or $0.12 per share in the three months ended September 30, 1998 compared with net income of $428,000 or $0.16 per share in the prior year. The decline was the result of the decrease in operating income as well as increased interest expense of $147,000, the impact of the write-off of acquisition costs and the results of assets held for sale, partially offset by a net decrease in income tax expense of $499,000.

Liquidity and Capital Resources

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                          Three months ended September 30,
                                                  1998        1997
                                                  ----        ----
Net cash provided by operating activities       ($221,000)  $406,000
Net cash used in investing activities          (2,150,000)  (171,000)
Net cash used in financing  activities          1,357,000   (248,000)
                                              -----------   --------
Change in cash and cash  equivalents          ($1,014,000)  ($13,000)
                                              ===========   ========

During the three months ended September 30, 1998 the Company's operations used $221,000 in cash compared with cash provided by operations of $406,000 for the prior year. The outflow of cash was principally due to increases in inventory and prepaid expenses and partially offset by a decline in notes receivable. The increase in inventory was principally due to increased production at the Company's HydroSpray subsidiary and in lube buildings work-in-process inventory.

Cash used in investing activities during the three months ended September 30, 1998 was $2.2 million, compared with a cash outflow of $171,000 for the prior year. The outflow in the current year consisted primarily of the repurchase of franchise operations of $1.3 million and capital expenditures of $843,000. The capital expenditures consisted mainly of PIN system purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems.

Cash provided by financing activities was $1.4 million for the three months ended September 30, 1998 compared with a net cash outflow of $248,000 for the previous year. The increase in cash resulted from borrowings against the Company's term loan and line of credit, partially offset by payments of other long-term debt and notes payable.

As the Company previously announced, the Company has drawn substantially all of the amounts available under its bank credit facility principally as a result of acquisition activities the Company suspended during the quarter, and the working capital requirements described above. The Company presently has borrowed approximately $23 million under its bank credit agreement, of which $14 million of these borrowings represents amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions (the "Acquisition Line of Credit") and $9 million represents funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan"). At June 30, 1998 the Company was not in compliance with various covenants contained in its bank credit agreement which its lender subsequently waived in connection with a recently negotiated amendment to such agreement.

On October 12, 1998 the Company and the bank executed an amendment to its credit agreement with an effective date of October 1, 1998, pursuant to which amounts available under the Acquisition Line of Credit and the Line of Credit Loan will be reduced to $10 million and $5 million, respectively, for a total of $15 million. These reductions will become effective on the earlier of February 1, 1999 or the execution of certain real estate financing transactions which the Company has initiated recently. The Company expects that these financings will yield approximately $15 million in net cash proceeds and will require monthly payments based on annual rates of 8.5% to 10.88% for terms of ten to twenty years. If the real estate transactions are accomplished on such terms, the Company expects that the Acquisition Line of Credit will have a $10 million balance and the $5 million Line of Credit Loan will be available for general working capital purposes. Pursuant to the amendment, loans extended by the bank under the Acquisition Line of Credit and the Line of Credit Loan will mature on September 30, 1999 instead of the November 1, 2000 date which was in effect prior to the amendment. Additionally, subsequent to September 28, 1998, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

The terms of the amendment also required the Company to obtain $2 million in the form of equity financing or debt financing that is subordinate to the bank, in each case on terms acceptable to the bank, which the Company arranged on October 15, 1998. This subordinated debt bears interest at 14% and matures on October 15, 1999. The terms of the subordinated debt call for increases in the interest rates if the Company defaults on the subordinated debt or any of the Company's senior indebtedness.

While the Company has initiated the process pursuant to which it expects to obtain the real estate financing described above, the Company has not yet received a commitment letter or other binding agreement with respect to such financing and there can be no assurance that the Company will consummate real estate financing on the terms described above. In the event that the Company fails to consummate the real estate financing, the Company will need to seek alternative sources of financing. Also, to the extent that the Company realizes less than $10 million in net cash proceeds from any such financings the Company will be obligated to reduce the Acquisition Line of Credit and the Line of Credit Loan to the required levels from other sources and there can be no assurance that other sources will be available or the terms on which such sources may be available.

As amended, the Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Accordingly, the Company does not expect that it will be in a position to pursue acquisitions or significant capital investments until its working capital position has improved significantly. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating and fluctuating prime portion lending rate or the London Interbank Offered Rate (Libor) plus a margin ranging from 1.25% to 2.75% pending on certain financial ratios. Availability fees ranging from 0.25% to 0.75% will be payable on the unused portion of the Line of Credit Loan. The Company subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

Based on the results of the quarter ending September 30, 1998, the Company was not in compliance with these revised financial ratios. The Company has notified its bank of such non-compliance and has requested that the bank grant waivers or amendments to relieve this non-compliance, but there can be no assurance that its bank will grant such waivers or amendments. Until the Company obtains waivers or amendments of the revised financial and other covenants set forth in the amended Credit Agreement, the Company's liquidity, financial condition and results of operations could be materially adversely affected as the Company is in default of the Amendment to the Credit Agreement and the loans are due on demand.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's liquidity has been constrained and the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected. In October 1998, a new Chief Executive Officer joined the Company and under his direction the management of the Company has initiated a program to improve its liquidity. Actions taken to date under this program include: a reduction in staffing levels of 10% in the Company's field operations and 15% at the Company's headquarters; reductions in expenses; improved inventory management; and an acceleration in the collection of accounts receivable. Future actions under this program are expected to include expanded expense reductions, dispositions of selected assets, an assessment of the strategic and financial performance of all aspects of the Company's operations and the restructuring and reorganization of those operations of the Company that are not meeting their strategic and financial objectives.

While Company management believes that this program will improve its cash flow and ability to meet future bank covenants and vendor obligations in a timely manner, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in liquidity will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing. This liquidity improvement program is expected to be implemented principally in the quarters ending December 31, 1998 and March 31, 1999, during which time actions taken to improve the Company's cash flow may have an adverse effect on the reported net income of the Company for those periods.

The Company believes that the lending arrangements discussed above combined with expected improvements in cash flow from operations generated by the recent liquidity improvement program will be sufficient to support its existing operations, provided that the Company obtains approximately $15 million in net cash proceeds from the real estate financing transactions discussed above. If the Company fails to obtain the real estate financing on the terms described above (and fails to arrange alternative financing on a timely basis), the Company's liquidity, financial condition and results of operations could be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In $Thousands)

                    1999     2000     2001     2002     2003     Thereafter     Total
                    ----     ----     ----     ----     ----     ----------     -----
Short-term debt:
  Term loan        $4,647   $2,353   $2,353   $2,353   $1,986         --       $13,692
  Variable rate                      LIBOR + 1.25 - 2.75%

  Line of credit       --   $9,515       --       --       --         --       $ 9,515
  Variable rate           LIBOR + 1.25 - 2.75%

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

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

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        a) Not applicable.

        b) Not applicable.

        c) On October 15, 1998, the Company issued subordinated debt in the amount of $2 million to Board LLC, a Virginia limited liability company, in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. Given that Board LLC was formed and capitalized solely by members of the Company's Board of Directors (all but Messrs. Pappas and Clineburg), Board LLC is an "accredited investor" as that term is defined by Rule 501.

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

        d) Not applicable.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibits

           10.1 Agreement with John F. Ripley, dated October 21, 1998

           10.2 Employment Agreement with Charles L. Dunlap, dated October 21, 1998

           11   Statement re: Computation of per share earnings

           27   Financial Data Schedule

        b) On September 23, 1998, the Company filed a Form 8-K to announce a preliminary estimate of its earnings for the year ending June 30, 1998 and to announce that it was renegotiating the terms of various credit facilities with its primary lender in order to regain compliance with its debt covenants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 16, 1998       PRECISION AUTO CARE, INC.

                      By: ________________________________
                                Charles L. Dunlap
                      President and Chief Executive Officer


                       By: _______________________________
                                John F. Moynahan
                Senior Vice President and Chief Financial Officer
                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Number                                                               Page
------                                                               ----
10.1          Agreement with John F. Ripley, dated October 21, 1998
10.2          Employment Agreement with Charles L. Dunlap, dated
              October 21, 1998
11            Statement Re: Computation of Per Share Earnings
27            Financial Data Schedule