Form 10-Q/A
period 1998-09-30
PRECISION AUTO CARE INC
filed 1998-11-20
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

                           Precision Auto Care, Inc.
                                     Index

Explanatory Note: In this Form 10-Q/A, the registrant has included Exhibit 10.3 omitted from the Form 10-Q originally filed by the registrant on November 16, 1998.

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

           10.3 Subordinated Debenture Agreement with Board LLC, dated October 15, 1998

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


November 20, 1998       PRECISION AUTO CARE, INC.

                      By:  /s/ Charles L. Dunlap
                           ________________________________
                                Charles L. Dunlap
                      President and Chief Executive Officer


                       By: /s/ John F. Moynahan
                           _______________________________
                                John F. Moynahan
                Senior Vice President and Chief Financial Officer
                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Number                                                               Page
------                                                               ----
10.1          Agreement with John F. Ripley, dated October 21, 1998
10.2          Employment Agreement with Charles L. Dunlap, dated
              October 21, 1998
10.3          Subordinated Debenture Agreement with Board LLC, dated
              October 15, 1998
11            Statement Re: Computation of Per Share Earnings
27            Financial Data Schedule