Form 10-Q
period 1998-12-31
PRECISION AUTO CARE INC
filed 1999-02-16
CIK 1038541

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,120,543 shares of Common Stock as of January 31, 1998.

                            Precision Auto Care, Inc.
                                      Index

                                                                                  Page No.

Part I. Financial Information
      Item 1.  Financial Statements                                                     1

            General Information                                                         1

            Consolidated Balance Sheets at December 31, 1998 and June 30, 1998          3

            Consolidated Statement of Operations for the three months and six           5
                  months ended December 31, 1998 and 1997

            Pro Forma Consolidated Statement of Operations for the three months         6
                  and six months ended December 31, 1998 and 1997

            Consolidated Statement of Cash Flows for the three months and six           7
                  months ended December 31, 1998 and 1997

            Notes to the Consolidated Financial Statements                              8

      Item 2.  Management's Discussion and Analysis of Financial Condition             15
               and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk              26

Part II. Other Information                                                             27

      Item 1.  Legal Proceedings                                                       27

      Item 2.  Changes in Securities and Use of Proceeds                               27

      Item 3.  Defaults upon Senior Securities                                         27

      Item 4.  Submission of Matters to a Vote of Security Holders                     28

      Item 5.  Other Information                                                       28

      Item 6.  Exhibits and Reports on Form 8-K                                        28

Signatures                                                                             29

Exhibit Index                                                                          30

                            FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company's 10-K filing for the year ending June 30, 1998 under the caption "Business -- Risk Factors," general economic and business and market conditions, changes in federal and state laws, increased competitive pressure in the automotive after-market services business, and costs or difficulties relating to the integration of acquired businesses (including the businesses the Company acquired in connection with its November 1997 initial public offering), including difficulties in achieving expected cost savings and operating synergies.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency services required to properly maintain vehicles on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

o Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At December 31, 1998 these services were provided at 561 Precision Tune Auto Care centers, four of which are owned and operated by the Company.

o Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At December 31, 1998, there were 37 Precision Auto Wash centers, 35 of which are owned and operated by the Company.

o Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At December 31, 1998, there were 16 Precision Lube Express centers, seven of which are owned and operated by the Company. As of that date there were also 18 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                    Precision Auto Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                December 31,
                                                    1998           June 30,
                                                (Unaudited)          1998
                                                -----------          ----
ASSETS

Current assets:
   Cash and cash equivalents                        $34            $2,070
   Accounts receivable, net                       6,083             9,050
   Inventory                                      3,980             4,202
   Notes receivable, current portion, net of
     allowance                                      718             1,520
   Prepaid expenses                                 991             2,217
   Deferred income taxes, net                     3,176               722
                                                ---------         -------
Total current assets                             14,982            19,781

Notes receivable, non-current portion, net of       239               654
allowance

Property, plant and equipment, at cost           22,717            20,978
Less accumulated depreciation                    (2,562)           (1,678)
                                                ---------         --------
                                                 20,155            19,300
Goodwill and other intangibles, net of
accumulated amortization                         46,223            45,632
Deposits, trademarks and other assets             1,138             1,182
                                                ---------         --------
Total assets                                    $82,737           $86,549
                                                =========         ========

                 See accompanying notes to financial statements.

                    Precision Auto Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                December 31,
                                                    1998           June 30,
                                                (Unaudited)          1998
                                                -----------          ----
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities      $8,456            $9,336
   Current maturities, notes payable              2,929             1,061
   Current maturities, line of credit             1,438               ---
   Current maturities, term loan                  1,200             2,353
   Deferred revenue, current portion                807               963
                                             ----------            -------
Total current liabilities                        14,830            13,713

Revolving line of credit, net of current
   portion                                        8,013            10,333
Term loan, net of current portion                12,287             9,045
Notes payable, net of current portion             1,390             1,471
Deferred revenue, net of current portion            393               393
Other liabilities                                   155               639
                                             ----------            -------
Total liabilities                                37,068            35,594

Stockholders' equity:
   Common stock, $0.01 par                           61                61
   Additional paid-in capital                    45,683            45,683
   Retained earnings                               (101)            5,211
   Foreign currency translation adjustment           26               ---
                                             ----------            -------
Total stockholders' equity                   45,669,551            50,955
                                             ----------            -------
Total liabilities and stockholders' equity      $82,737           $86,549
                                             ==========           =======


                 See accompanying notes to financial statements.

                    Precision Auto Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                     (In Thousands Except Per Share Amounts)

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                           1998         1997           1998           1997
                                       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                           ----         ----           ----           ----
Sales:
   Franchise development                   $158         $387            $442         $492
   Royalties                              3,316        3,515           7,155        7,300
   Manufacturing & distribution           5,559        5,706          11,383        8,527
   Company centers                        1,804          710           3,599          710
   Other                                     73           60             121          116
                                        -------         ----         -------       ------

Total sales                              10,910       10,378          22,700       17,145

Direct cost                              10,010        7,149          19,934       11,878
                                        -------         ----         -------       ------

Contribution                                900        3,229           2,766        5,267

General and administrative expense        4,038        1,065           5,244        1,870
Depreciation expense                        561          146             867          196
Amortization of franchise rights &          537          349           1,041          579
goodwill
Anticipated loss on sale of assets          710          ---             710          ---
                                        -------         ----         -------       ------

Operating income (loss)                  (4,946)       1,669          (5,096)       2,622

Interest expense                           (671)        (196)         (1,114)        (492)
Interest income                              55           60              99           97
Other income (expense)                     (474)         (52)           (788)          34
                                        -------         ----         -------       ------

Income (loss) before income taxes        (6,036)       1,481          (6,899)       2,261

Provision for income tax expense
   (benefit)                             (1,441)         687          (1,587)       1,040
                                        -------         ----         -------       ------

Net income (loss)                       ($4,595)        $794         ($5,312)      $1,221
                                        =======         ====         =======       ======

Basic and diluted net income
  (loss) per share                       ($0.75)       $0.16          ($0.87)       $0.27
Weighted avg. shares outstanding
  - basic                                 6,121        4,992           6,121        4,510
Weighted avg. shares outstanding
  - diluted                               6,121        5,015           6,121        4,532

                 See accompanying notes to financial statements.

                    Precision Auto Care, Inc. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations
                     (In Thousands Except Per Share Amounts)

                                          Three Months Ended             Six Months Ended
                                             December 31,                  December 31,
                                           1998         1997           1998           1997
                                       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                           ----         ----           ----           ----
Sales:
   Franchise development                   $158         $434            $442         $533
   Royalties                              3,316        3,521           7,155        7,316
   Manufacturing & distribution           5,559        6,500          11,383       13,319
   Company centers                        1,804        1,110           3,599        2,062
   Other                                     73           60             121          114
                                        -------         ----         -------       ------

Total sales                              10,910       11,625          22,700       23,344

Direct cost                              10,010        8,036          19,934       16,434
                                        -------         ----         -------       ------

Contribution                                900        3,589           2,766        6,910

General and administrative expense        4,038        1,064           5,244        2,165
Depreciation expense                        561          212             867          458
Amortization of franchise rights &          537          378           1,041          756
goodwill
Anticipated loss on sale of assets          710          ---             710          ---
                                        -------         ----         -------       ------

Operating income (loss)                  (4,946)       1,935          (5,096)       3,531

Interest expense                           (671)        (122)         (1,114)        (245)
Interest income                              55           26              99           81
Other income (expense)                     (474)         (63)           (788)          30
                                        -------         ----         -------       ------

Income (loss) before income taxes        (6,036)       1,776          (6,899)       3,397

Provision  for income tax  expense       (1,441)         810          (1,587)       1,578
   (benefit)                            -------         ----         -------       ------

Net income (loss)                       ($4,595)        $966         ($5,312)      $1,819
                                        ========        ====        ========       ======
Basic and diluted net income
(loss)                                   ($0.75)        $0.18         ($0.87)       $0.33
   per share
Weighted avg. shares outstanding          6,121        5,474           6,121        5,474
- basic
Weighted avg. shares outstanding          6,121        5,497           6,121        5,497
- diluted

                 See accompanying notes to financial statements.

                    Precision Auto Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (In Thousands)

                                                   Six Months Ended December 31,
                                                          1998            1997
                                                       (Unaudited)     (Unaudited)
                                                          ----            ----
Cash flow from operating activities:
Net income (loss)                                      ($5,312)         $1,221
Adjustments to reconcile net income to
net cash flow from operating activities
     Depreciation and amortization                       1,907             774
     Deferred income taxes                              (1,587)            ---
     Severance accrual                                     265             ---
    Anticipated loss on sale of assets                     710             ---
     Foreign currency translation adjustment                26             ---
     Changes in operating assets and liabilities:
        Accounts and notes receivable                    3,515          (3,260)
        Inventory                                          222             132
        Prepaid expenses                                   328            (973)
        Accounts payable and accrued liabilities        (1,186)           (580)
        Income taxes payable                              (867)            598
        Other operating assets and liabilitites           (596)            267
                                                          -----            ---

Net cash provided by operating activities               (2,575)         (1,821)

Cash flow from investing activities:
   Purchases of property and equipment                  (1,148)           (275)
   Purchase of franchise agreements and rights          (1,307)           (638)
   Acquisitions                                            ---          (2,850)
                                                           ---          -------

Net cash used in investing activities                   (2,455)         (3,763)

Cash flow from financing activities:
   Issuance of common stock net of transaction costs       ---          21,684
   Proceeds from term loan and line of credit            1,207           5,702
   Proceeds from note payable                            2,000             ---
   Repayments of long-term debt and notes payable         (213)        (21,071)
                                                         -----        --------

Net cash provided by (used in) financing activities      2,994           6,315
                                                         -----           -----
Net change in cash and cash equivalents                 (2,036)            731
Cash and cash equivalents at beginning of year           2,070             577
                                                         -----             ---

Cash and cash equivalents at end of year                   $34          $1,308
                                                           ===          ======

                 See accompanying notes to financial statements.

                    PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

NOTE 1.  BUSINESS AND ORGANIZATION

Precision Auto Care, Inc. (the Company) is an international provider of automotive maintenance services, including specialized automotive care services, self-service and touchless automatic car wash services, and fast oil change and lube services, which are conducted principally as franchise operations. These services are provided under the Precision Tune Auto Care, Precision Auto Wash, and Precision Lube Express brand names. The Company also distributes auto parts primarily to its affiliated business units and franchisees and manufactures equipment which is sold primarily to third parties. Additionally, the Company assembles and sells modular automotive lubrication units, primarily to its Precision Lube Express franchisees.

The Company began business operations upon completion of its November 1997 Initial Public Offering (IPO) of common stock. Concurrent with the IPO, ten companies were combined to create Precision Auto Care. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein for the period ending December 31, 1997 have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company has made several other acquisitions subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and divisions, Precision Tune Auto Care, Inc., HydroSpray Car Wash Equipment Co., Ltd., Precision Building Solutions Incorporated, Car Wash Division (comprised of companies formerly known as Prema Properties, Ltd., Miracle Partners, Inc., Rocky Mountain Ventures, Inc., Rocky Mountain Ventures II, Ralston Car Wash Ltd.), National Auto Chemical, Worldwide Drying Systems, Inc., Indy Ventures, Inc. and Promotora de Francquicias Praxis, S.A. de C.V., ("Praxis") (a Mexican corporation.)

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

The Company's royalty revenues are recognized as earned and in accordance with specific terms of each Agreement. At the end of each accounting period, royalty revenue estimates are made for the franchisee's revenues earned but not yet reported. The royalty accrual is reestimated each period and takes into account differences between franchisee's reported and estimated revenues.

Revenue from the sale of a franchise is recognized 50% at the time of sale and 50% upon the opening of the franchised center.

The Company enters into domestic Area Representative Agreements and international Master License Agreements (Agreements) which grant the area representative and master licensor, respectively, the right to sell, on the Company's behalf, Precision Tune Auto Care franchises, Precision Auto Wash franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of area representative rights is deferred and recognized ratably over the terms of the Agreement, generally 10 years, because the Company's obligation under the Agreement does not depend significantly upon the number of franchises opened. Revenue from the sale of master license rights, for geographic areas outside the U.S., is recognized upon signing the Agreement because the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                     YEARS
                                                     -----
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

All of the Company's assets are located in the United States, except trade receivables of $1.3 million, inventory of $346,000, property and equipment of $466,000, and capitalized franchise rights of $572,000, which are located in Mexico.

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

The interim financial statements for the three month and six month periods ended December 31, 1997 and 1998 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the company, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three month and six month periods ended December 31, 1997 includes the results of the Predecessor Companies as if the Combinations had occurred at the beginning of the three month and six month periods. The pro forma combined financial information includes the effects of: (i) the Combinations; (ii) the provision for income taxes as if the income was subject to corporate federal and state income taxes during the periods; (iii) repayment of debt of $18.6 million; and
(iv) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Predecessor Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

NOTE 3.  CREDIT FACILITY AND LONG-TERM DEBT

On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the Loan Agreement) with its primary lender (the Lender). The loan is a combination of a Line of Credit Loan, which may not exceed $11 million, and an Acquisition Line of Credit, and is secured by all of the assets of the Company. The loan originally accrued interest, payable monthly, at a base rate which approximated prime, or the LIBOR Rate, plus an applicable margin varying from zero to 2.0%.

The Loan Agreement contains affirmative, negative and financial covenants. As of June 30, 1998 and September 30, 1998, the Company was in violation of certain covenants, which the lender subsequently waived.

On October 12, 1998, the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998, whereby the amounts available under the Line of Credit Loan and Acquisition Line of Credit were to be reduced to $5 million and $10 million, respectively, effective on the earlier of January 31, 1999 or the execution of certain real estate refinancing transactions which the Company currently had in process. The Company expected that these financings would yield approximately $15 million in net cash proceeds and would require monthly payments based on annual rates of 8.5% to 11% for terms of ten to twenty years. Additionally, amounts repaid under the Acquisition Line of Credit were not to be reborrowed.

On October 15, 1998 the Company entered into a subordinated debt agreement with Board LLC, which was organized by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. Pursuant to the amended Credit Agreement, the Company was required to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. In addition, the Company was not permitted to make any acquisitions without the bank's prior consent. Interest on the outstanding balances under the credit facility was to continue to be computed based on either the bank's floating and fluctuating prime portion lending rate or the London Interbank Offered Rate (Libor) plus a margin of 4.75%. Availability fees ranging from 0.25% to 0.5% were to be payable on the unused portion of the Line of Credit Loan. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

Based on the anticipated results of the quarter ending December 31, 1998, the Company determined that it would not be in compliance with these revised financial ratios. The Company notified its bank of such expected non-compliance and requested that the bank grant waivers or amendments to relieve this non-compliance. On January 25, 1999 the Company reached an agreement in principle with its lender to restructure its credit agreements. The Company and the bank are working on finalizing the amendment to the bank credit agreement("New Amendment"). Under these terms, which will supercede those of the October 1, 1998 amendment, the Company is to complete a series of financings and sales of assets, from which the bank is to receive a portion of those preceeds as permanent reductions in the Company's credit facility. In addition, the Company's lender agreed to waive the existing financial and other covenants until March 31, 1999. The Company and its lender are in the process of finalizing revisions to the terms of its Credit Agreement and the Company expects to enter into an appropriate agreement with its lender giving effect to these revisions shortly.

As of December 31, 1998 the Company had entered into agreements to sell certain assets in order to raise capital which was to be used to pay off a portion of its outstanding vendor obligations and to pay down a portion of its bank debt. Additionally, the Company has reached definitive agreements and agreements in principle subsequent to December 31, to refinance and dispose of certain properties, the proceeds of which will be used to make further vendor and bank payments. On January 25, 1999, the Company consummated a subordinated debt financing with a director in the principal amount of $5,000,000, the terms of which are more fully disclosed in Note 7 to these financial statements. In accordance with the aforementioned agreement in principle with the Company's primary lender, the Company would ordinarily be required to classify a significant portion of the outstanding obligations under its line of credit and term loan agreements as current liabilities. Because the Company has demonstrated both the intent and ability to refinance a significant portion of its bank debt with long-term obligations, these obligations are classified as non-current. The balances owed on both the line of credit and term loan agreements have been classified accordingly.

The Company has initiated a program to improve its liquidity that involves selected reductions in staffing levels, reduction of expenses, disposition of selected assets and accelerated collections of receivables. While Company management believes that this program will improve its cash flow and ability to meet future bank covenants, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in liquidity will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing.

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

The Company files a consolidated federal income tax return which includes the operations of the Predecessor Companies for periods commencing on the date of the Combinations (November 12, 1997). The Predecessor Companies were individually responsible for filing federal income tax returns based on earnings through November 11, 1997. The provision for income taxes included in the Pro Forma Combined Statements of Operations for the three month and six month periods ended December 31, 1997 and 1998 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

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

At December 31, 1998, the Company had lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1998 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees.

NOTE 7.  SUBSEQUENT EVENTS

On January 25, 1999 the Company entered into a subordinated debt agreement with a member of its Board of Directors to borrow $5 million to assist in restructuring the Company's debt. Concurrently, the Company reached an agreement in principle with the Company's senior lender on modifications to its loan agreement and a waiver of financial covenants through the quarter ending March 31, 1999. The proposed modification with the Bank calls for the Company to reduce its outstanding indebtedness with the Bank by $13,500,000 by April 25, 1999. The Company and its lender are in the process of finalizing revisions to the terms of its Credit Agreement and the Company expects to enter into an appropriate agreement with its lender giving effect to these revisions shortly. The outstanding balances on these borrowings have been classified as both current and non-current to reflect the conditions of this agreement.

On January 25, 1999, the Company entered into agreements with KRK Auto Wash, Ltd. to sell five car wash properties for approximately $2.8 million in cash. On January 29, 1999, the Company entered into agreements with Star Auto Center, Inc. to sell two car wash properties for approximately $1.35 million in cash. On February 12, 1999 the Company received a letter of intent from the Franchise Financing Corporation of America ("FFCA") to provide $7.5 million in mortgage financing on certain car wash properties of the Company. Proceeds from these asset sales and mortgage financing transactions will be used to significantly reduce the Company's indebtedness with its primary lender and its trade vendors. The Company expects that all of these transactions will be completed during the quarter ending March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Actual and Pro Forma Financial Statements of the Company and related notes thereto included in the Company's Registration Statements and in the Form 10-K filed for the year ending June 30, 1998.

The Company, a Virginia corporation, was incorporated in April 1997. It began operations after the November 1997 combination with WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). The nine companies joined with WE JAC Corporation in connection with the IPO Combination were: Miracle Industries, Inc.; Lube Ventures, Inc.; Rocky Mountain Ventures, Inc.; Rocky Mountain Ventures II, Inc.; Prema Properties, Ltd.; Miracle Partners, Inc.; Ralston Car Wash Ltd.; KBG, LLC and Worldwide Drying Systems, Inc. (referred to individually as a "Predecessor Company" or collectively, the "Predecessor Companies"). In March 1998 the Company acquired Promotora de Francquicias Praxis S.A. de C.V. ("Praxis"), a company which operates five company-owned centers and served as the holder of a master franchise agreement for Mexico and Puerto Rico. The results presented herein as "Actual" for the three and six months ending December 31, 1997 represent those of WE JAC through the IPO Combination on November 12, 1997, and combined results for WE JAC and the Predecessor Companies thereafter. The results presented herein as Pro Forma Combined consist of the combined results of WE JAC and the Predecessor Companies as if these entities had been combined for all periods presented herein. The Pro Forma Combined results do not reflect any results of Praxis for periods of time prior to the date on which it was acquired.

Company revenues are derived from four primary areas: franchise development, royalties, manufacturing and distribution, and Company-owned centers. Franchise development revenues include sales of franchises and master licenses along with revenue from the Company's turnkey program, under which the Company sells retail centers to franchisees. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Manufacturing and distribution revenues are derived from the sale of automotive parts and equipment and the manufacture and sale of car wash equipment, parts, supplies and chemicals. Company-owned center revenue is derived from Precision Auto Wash and Precision Lube Express centers owned and operated by the Company.

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

During the year ended June 30, 1998, the Company negotiated the terms of seven acquisitions that would have added approximately 470 retail centers producing approximately $210 million in system-wide retail sales to the Company's existing retail system. (System-wide retail sales include sales of both franchise stores, only a portion of which is recognized by the Company as royalty revenue, and Company-owned centers.) The Company had been arranging approximately $150 million of financing for the proposed acquisitions. As previously announced, the Company determined that it would not proceed with the proposed acquisitions. As a result, the Company recognized a charge to earnings of $602,000 in the quarter ending June 30, 1998 and a charge of $200,000 in the quarter ended September 30, 1998 relating to professional fees, deposits and other costs relating to the proposed acquisitions. These charges were included in other income and expense.

In October 1998, a new President and Chief Executive Officer was hired by the Company and since June 1998 the Company has transitioned to new leadership in its finance group, including a new Controller hired in September 1998 and a new Chief Financial Officer hired in February 1999. This new management is focused on improving the Company's cash flow, operations, processes, financing and accounting practices. During the quarter ending December 31, 1998 this new management initiated a program to improve its cash flow that involves selected reductions in staffing levels, reductions of expenses, the disposition and refinancing of selected assets and the accelerated collection of receivables. In addition, the Company's management performed an extensive review of its operations, and determined that its real estate development program be substantially curtailed, and other functions be reorganized or shut down.

As a result of this extensive review, the Company recorded total charges of $3.4 million in the quarter ending December 31, 1998. These included the write-off or reserving of approximately $1.1 million in accounts and notes receivable and a charge of $1.2 million related to a change during this period of assumptions used by the Company in estimating accounts receivable for royalties generated by franchisees which the franchisees have not reported to the Company at the end of a period. All of these charges are reported on a pre-tax basis and are included in the Company's general and administrative expense for the quarter. A pre-tax charge was made of $710,000 in anticipation of a loss that will be incurred upon completion of the sale of certain car washes and is reported as a separate line item. Additionally, the Company recognized a charge of $453,000 relating to severance payments made to certain management and other employees terminated as part of the business and management reorganization. This charge is also reported on a pre-tax basis and is reported as a component of other income and expense. Company management is still evaluating additional actions to improve the Company's cash flow and long-term strategic position. Such actions may have adverse impact on the reported results for the quarters ending March 31, 1999 and June 30, 1999.

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

RESULTS OF OPERATIONS-PRO FORMA COMBINED

The pro forma combined results of operations of the Company for the periods discussed herein are only a summation of the revenues, direct costs, general and administrative expenses, and operating income of the Predecessor Companies on a historical basis, which include pro forma adjustments or amortization of goodwill, interest expense eliminated on prepayment of debt and income taxes. This data may not be comparable to and may not be indicative of post-IPO Combination results of operations due to a variety of factors, including: (i) the Predecessor Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) the Company incurred incremental costs related to its new corporate management and costs of being a public company; (iii) the Company used the purchase method of accounting and establish a new basis of accounting to record the Combinations;
(iv) the combined data does not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the automotive service industry. See "Seasonality and Quarterly Fluctuations." Accordingly, the operating results for interim periods shown or for other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDING DECEMBER 31, 1998 COMPARED TO PRO FORMA THREE MONTHS ENDING DECEMBER 31, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                   THREE MONTHS ENDED DECEMBER 31,
(THOUSANDS)                       1998        %         1997      %
-----------                       ----        -         ----      -
Revenue                         $10,910      100      $11,625    100
Direct Cost                      10,010       92        8,036     69
General and Administrative        4,038       37        1,064      9
Operating Income (Loss)          (4,946)     -45        1,935     17

PRO FORMA REVENUE. Revenue for the three months ended December 31, 1998 was $10.9 million, a decrease of $715,000, or 6%, compared with pro forma revenue of $11.6 million for the corresponding period of the prior year. Revenue from franchise development activities decreased $276,000, or 64%, from the prior year. The addition of franchise revenues from Praxis was offset by a decline in franchise revenues in the U.S. and there was a sale of a master license in Indonesia for $200,000 in the three months ended December 31, 1997 without a comparable sale in the three months ended December 31, 1998. Royalty revenue decreased $205,000, or 6%. The addition of revenues from Praxis was more than offset by the affects of the adoption during this period of more conservative assumptions used to estimate royalty revenue generated by franchisees who have not submitted royalty reports by the end of the period. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues declined by $941,000, or 15%. Increases in sales at the Company's car wash equipment manufacturing operations and the inclusion of revenues for Praxis were more than offset by declines in revenues from prefabricated lube buildings. Also, the Company's distribution business was adversely affected by the Company's constrained cash flow during the three months ending December 31, 1998. The Company expects that its constrained cash flow is likely to continue to adversely affect its distribution business until the Company consummates the disposition of certain assets and refinancing transactions which the Company expects to conclude by April 30, 1999. Revenue from Company-owned and operated stores increased by $694,000, or 63%. The increase was principally due to the inclusion of revenue from stores owned by Praxis, as well as a net increase in store count for Company-owned washes and lubes and improved same-store sales due to equipment upgrades and focused marketing efforts.

PRO FORMA DIRECT COST. Direct cost for the three months ending December 31, 1998 was $10.0 million, an increase of $2.0 million, or 25%, compared with pro forma direct cost of $8.0 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $1.5 million which was not included in last year's pro forma results. Higher costs of $713,000 for the Company's car wash equipment manufacturing businesses, $663,000 for Company-owned stores and $148,000 for franchise development were partly offset by reduced costs totaling $1.2 million in the royalty, distribution and lube building operations.

PRO FORMA GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ending December 31, 1998 was $4.0 million, an increase of $2.9 million, or 281%, compared with pro forma expense of $1.1 million for the corresponding period of the prior year. Charges totaling $2.3 million before taxes were recorded during the quarter following a detailed periodic review of the Company's operations. A charge was made of $1.1 million to write off or reserve accounts receivable and notes receivable which were determined to be uncollectible, or the collection of which was doubtful, in the course of management's periodic review. A $1.2 million charge was made that related to a change in the assumptions used to estimate accounts receivable for royalties generated by franchisees which the franchisses have not reported reported to the Company at the end of a period. General and administrative expenses also increased due, in part, to the Company's development of its infrastructure in anticipation of the growth plan it suspended, particularly in the areas of corporate communications and business development. Actions were taken in the latter part of the quarter ended December 31, 1998 to reduce these costs, but these actions did not have a significant impact on expenses for the quarter. The Company expects savings from those actions to be realized in coming quarters.

PRO FORMA OPERATING INCOME (LOSS). The Company recorded an operating loss for the three months ending December 31, 1998 of $4.9 million, which represents a decline in operating income of $6.9 million compared with pro forma operating income of $1.9 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $2.7 million, related to the decreases in revenues and increases in direct costs described above, an increase in general and administrative expenses of $2.9 million, and an increase of $508,000, or 86%, in depreciation and amortization expense related to businesses acquired following the IPO Combination. Additionally, a charge of $710,000 was taken in anticipation of a loss that will be incurred with the completion of the sale of certain car washes in the quarter ending March 31, 1999.

PRO FORMA NET INCOME (LOSS). The Company recorded a loss before income taxes of $6.0 million and a net loss of $4.6 million, or $0.75 per share, for the three months ending December 31, 1998, compared with pro forma income before taxes of $1.8 million and pro forma net income of $966,000, or $0.18 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $6.9 million decline in operating income. Additionally, the Company recognized a charge of $453,000 related to severance for employees terminated as part of a reorganization program that was included in other income and expense. Increased interest expense resulting from the Company's increased borrowing under its line of credit and subordinated debt account for the remaining decline in net income. The impact of these items was partially offset by the recognition of an interim income tax benefit of $1.4 million for the three months ending December 31, 1998.

ACTUAL THREE MONTHS ENDING DECEMBER 31, 1998 COMPARED TO ACTUAL THREE MONTHS ENDING DECEMBER 31, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                       THREE MONTHS ENDING DECEMBER 31,
(THOUSANDS)                          1998         %          1997       %
-----------                          ----         -          ----       -
Revenue                            $10,910       100       $10,378     100
Direct Cost                         10,010        92         7,149      70
General and Administrative           4,038        37         1,064       9
Operating Income (Loss)            (4,946)       -45         1,935      17


REVENUE. Revenue for the three months ending December 31, 1998 was $10.9 million, an increase of $532,000, or 5%, compared with revenue of $10.4 million for the corresponding period of the prior year. Actual results for the quarter ending December 31, 1997 include seven weeks of post-merger results for the entities merged in conjunction with the IPO Combination on November 12, 1997, while the quarter ending December 31, 1998 includes thirteen weeks of results for those entities as well as results for Praxis. Revenue from franchise development activities decreased $229,000, or 60%, from the prior year. The addition of franchise revenues from Praxis was partly offset by a decline in franchise revenues in the

U.S. and there was a sale of a master license in Indonesia for $200,000 in the three months ended December 31, 1997 without a comparable sale in the three months ended December 31, 1998. Royalty revenue decreased $199,000 or 6%, as the addition of revenues from Praxis was more than offset by the effects of the adoption of more conservative assumptions used to estimate royalty revenue generated by franchisees who have not submitted royalty reports by the end of the period. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues for the three months ending December 31, 1998 decreased by $148,000, or 3%. Increases in sales at the Company's car wash equipment manufacturing operations and the inclusion of revenues for Praxis were offset by declines in revenues from prefabricated lube buildings. Also, as noted above, the Company's distribution business was adversely affected by the Company's constrained cash flow during the three months ending December 31, 1998. Revenue from Company-owned and operated stores increased by $1.0 million, or 154%, principally due to the inclusion of revenue from stores owned by Praxis, as well as a net increase in store count for Company-owned wash and lubes and improved same-store sales due to equipment upgrades and focused marketing efforts.

DIRECT COST. Direct cost for the three months ending December 31, 1998 was $10.0 million, an increase of $2.9 million, or 40%, compared with $7.1 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $1.5 million which was not included in last year's results. Higher costs of $2.2 million at the Company's car wash equipment manufacturing business, Company-owned stores and franchise development were partly offset by reduced costs totaling $1.0 million in the royalty, distribution and lube building operations.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $4.0 million for the three months ending December 31, 1998, an increase of $2.9 million, or 279%, compared with the corresponding period of the prior year. The Company recorded charges totaling $2.3 million before taxes during the quarter following a detailed periodic review of the Company's operations. A charge was taken of $1.1 million to write off or reserve accounts receivable and notes receivable which were determined to be uncollectible, or the collection of which was doubtful, in the course of management's periodic review. A $1.2 million charge was made that related to a change in the assumptions used to estimate accounts receivable for royalties generated by franchisees which franchisees have not reported to the Company at the end of a period. This increase was also due, in part, to the development of the Company's infrastructure in anticipation of the growth plan it suspended, particularly in the areas of corporate communications and business development. Actions were taken in the latter part of the quarter ended December 31, 1998 to reduce these costs, but did not have a significant impact on expenses for the quarter. The Company expects savings from those actions to be realized in coming quarters.

OPERATING INCOME (LOSS). The Company recorded an operating loss for the three months ending December 31, 1998 of $4.9 million, which represents a decline in operating income of $6.6 million compared with operating income of $1.7 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $2.3 million, related to the decreases in revenues and increases in costs described above, an increase in general and administrative expenses of $2.9 million and an increase of $603,000, or 122%, in depreciation and amortization related to businesses acquired at and following the IPO Combination. A charge of $710,000 was taken in anticipation of a loss that will be incurred with the completion of the sale of certain car washes in the quarter ending March 31, 1999.

NET INCOME (LOSS). The Company recorded a loss before income taxes of $6.0 million and a net loss of $4.6 million, or $0.75 per share, for the three months ending December 31, 1998, compared with income before taxes of $1.5 million, and net income of $794,000, or $0.16 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $6.6 million decline in operating income. Additionally, the Company recognized a charge of $453,000 related to severance for employees terminated as part of a reorganization program that was included in other income and expense. The impact of these items was partially offset by the recognition of an interim income tax benefit of $1.4 million for the three months ending December 31, 1998.


PRO FORMA SIX MONTHS ENDING DECEMBER 31, 1998 COMPARED TO PRO FORMA SIX MONTHS ENDING DECEMBER 31, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                     SIX MONTHS ENDING DECEMBER 31,
(THOUSANDS)                      1998         %          1997       %
-----------                      ----         -          ----       -
Revenue                        $22,700       100       $23,344     100
Direct Cost                     19,934        88        16,434      70
General and Administrative       5,244        23         2,165       9
Operating Income (Loss)         (5,096)      -22         3,531      15

PRO FORMA REVENUE. Revenue for the six months ending December 31, 1998 was $22.7 million, a decrease of $644,000, or 3%, compared with revenue of $23.3 million for the corresponding period of the prior year. Revenue from franchise development activities decreased $92,000, or 17%, from the prior year. The addition of franchise revenues from Praxis was partly offset by a decline in franchise revenues in the U.S. and there was a sale of a master license in Indonesia for $200,000 in the three months ended December 31, 1997 without a comparable sale in the three months ended December 31, 1998. Royalty revenue decreased $161,000 or 2%, as the addition of revenues from Praxis was more than offset by the effects of the adoption of more conservative assumptions used to estimate royalty revenue generated by franchisees who have not submitted royalty reports by the end of the period. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues decreased by $1.9 million, or 15%. The inclusion of revenues for Praxis was more than offset by declines in revenues from the Company's car wash equipment manufacturing business, prefabricated lube buildings. Also, as described above, the Company's distribution business was adversely affected by the Company's constrained cash flow during the six months ending December 31, 1998. Revenue from Company-owned and operated stores increased by $1.5 million, or 75%, principally due to the inclusion of revenue from stores owned by Praxis, as well as a net increase in store count for Company-owned wash and lubes and improved same-store sales due to equipment upgrades and focused marketing efforts.

PRO FORMA DIRECT COST. Direct cost for the six months ending December 31, 1998 was $19.9 million, an increase of $3.5 million, or 21%, compared with pro forma direct cost of $16.4 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $3.1 million which was not included in last year's pro forma results. Higher costs of $1.4 million at Company-owned stores and franchise development were partly offset by reduced costs totaling $1.1 million in the royalty and other manufacturing and distribution operations.

PRO FORMA GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ending December 31, 1998 was $5.2 million, an increase of $3.1 million, or 142%, compared with pro forma expense of $2.2 million for the corresponding period of the prior year. The Company recorded charges totaling $2.3 million before taxes during the quarter following a detailed periodic review of the Company's operations. A charge was taken of $1.1 million to write off or reserve accounts receivable and notes receivable which were determined to be uncollectible, or the collection of which was doubtful, in the course of management's periodic review. A $1.2 million charge was made that related to a change in the assumptions used to estimate accounts receivable for royalties generated by franchisees which franchisees have not reported to the Company at the end of a period. The increase was also due, in part, to the development of the Company's infrastructure in anticipation of the growth plan it suspended, particularly in the areas of corporate communications and business development. Actions were taken in the latter part of the quarter ended December 31, 1998 to reduce these costs, but these actions did not have a significant impact on expenses for the quarter. The Company expects to recognize savings from those actions in coming quarters.

PRO FORMA OPERATING INCOME (LOSS). The Company recorded an operating loss for the six months ending December 31, 1998 of $5.1 million, which represents a decline in operating income of $8.6 million compared with pro forma operating income of $3.5 million for the corresponding period of the prior year. This decline resulted from a decline in the contribution margin of $4.1 million, related to the decreases in revenues and increases in costs described above, an increase in general and administrative expenses of $3.1 million and an increase of $694,000, or 57%, in depreciation and amortization related to businesses acquired following the IPO Combination. Additionally, a charge of $710,000 was taken in anticipation of a loss that will be incurred with the completion of the sale of certain car washes in the quarter ending March 31, 1999.

PRO FORMA NET INCOME (LOSS). The Company recorded a loss before income taxes of $6.9 million and a net loss of $5.3 million, or $0.87 per share, for the six months ending December 31, 1998, compared with pro forma income before taxes of $3.4 million, and pro forma net income of $1.8 million, or $0.33 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $8.6 million decline in operating income. Additionally, the Company recognized a charge of $453,000 related to accrued severance for employees terminated as part of a reorganization program, that was included in other income and expense along with the $200,000 charge for expenses incurred in the suspended acquisition program. The impact of these items was partially offset by the recognition of an interim income tax benefit of $1.6 million for the six months ending December 31, 1998.

ACTUAL SIX MONTHS ENDING DECEMBER 31, 1998 COMPARED TO ACTUAL SIX MONTHS ENDING DECEMBER 31, 1997

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                     SIX MONTHS ENDING DECEMBER 31,
(THOUSANDS)                      1998         %          1997       %
-----------                      ----         -          ----       -
Revenue                        $22,700       100       $17,145     100
Direct Cost                     19,934        88        11,879      69
General and Administrative       5,244        23         1,870      11
Operating Income (Loss)         (5,096)      -22         2,622      15

REVENUE. Revenue for the six months ended December 31, 1998 was $22.7 million, an increase of $5.6 million, or 32%, compared with revenue of $17.1 million for the corresponding period of the prior year. Actual results for the six months ending December 31, 1997 includes seven weeks of post-merger results for the entities merged in conjunction with the IPO Combination on November 12, 1997 while the six months ending December 31, 1998 includes twenty-six weeks of results for those entities as well as results for Praxis. Revenue from franchise development activities decreased $51,000, or 10%, from the prior year. The addition of franchise revenues from Praxis was partly offset by a decline in franchise revenues in the U.S. and there was a sale of a master license in Indonesia for $200,000 in the six months ended December 31, 1997 without a comparable sale in the six months ended December 31, 1998.

Royalty revenue decreased $145,000, or 2%, as the addition of revenues from Praxis was more than offset by the effects of the adoption of more conservative assumptions used to estimate royalty revenue generated by franchisees who have not been submitted royalty reports by the end of the period. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues increased by $2.9 million, or 34%. This increase was attributable to the inclusion of revenues and the results of the companies acquired simultaneously with and after the IPO Combination, offset by decreased revenues at Company's distribution business, which, as noted above, was adversely affected by the Company's constrained cash flow during the six months ending December 31, 1998. Revenue from Company-owned and operated stores increased by $2.9 million, or 407%, compared with $710,000 for the corresponding period of the prior year. The increase was principally due to the inclusion of revenue from stores owned by Praxis, as well the inclusion of Company-owned stores for all of the six months ending December 31, 1998 but only for a portion of the same period a year earlier.

DIRECT COST. Direct cost for the six months ending December 31, 1998 was $19.9 million, an increase of $8.1 million, or 68%, compared with direct cost of $11.9 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $3.1 million which was not included in last year's pro forma results. The remainder of the increase was related to the inclusion of costs for the merged companies for all six months ending December 31, 1998, but only for a portion of the same period a year earlier.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ending December 31, 1998 was $5.2 million, an increase of $3.4 million, or 180%, compared with expense of $1.9 million for the corresponding period of the prior year. The Company recorded charges totaling $2.3 million before taxes during the quarter following a detailed periodic review of the Company's operations. A charge was taken of $1.1 million to write off or reserve accounts receivable and notes receivable which were determined to be uncollectible, or the collection of which was doubtful, in the course of management's periodic review. A $1.2 million charge was made that related to a change in the assumptions used to estimate accounts receivable for royalties generated by franchisees which franchisees have not reported to the Company at the end of a period. This increase was also due, in part, to the development of the Company's infrastructure in anticipation of the growth plan it suspended, particularly in the areas of corporate communications and business development. Actions were taken in the latter part of the quarter ended December 31, 1998 to reduce these costs, but these actions were effected too late in this period to have a significant impact on expenses. The Company expects savings from those actions to be realized in coming quarters.

OPERATING INCOME (LOSS). The Company recorded an operating loss for the six months ending December 31, 1998 of $5.1 million, which represents a decline in operating income of $7.7 million compared with operating income of $2.6 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $2.5 million, related to the increase in costs described above relative to the increase in revenues, an increase in general and administrative expenses of $3.4 million and an increase of $1.1 million, or 146%, in depreciation and amortization related to businesses acquired following the Company's IPO Combination. Additionally, a charge of $710,000 was taken in anticipation of a loss that will be incurred with the completion of the sale of certain car washes in the quarter ending March 31, 1999.

NET INCOME (LOSS). The Company recorded a loss before income taxes of $6.9 million and a net loss of $5.3 million, or $0.87 per share, for the six months ending December 31, 1998, compared with income before taxes of $2.3 million and net income of $1.2 million, or $0.27 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $7.7 million decline in operating income. Additionally, the Company recognized a charge of $453,000 related to severance for employees terminated as part of a reorganization program that is included in other income and expense along with the $200,000 charge for expenses incurred in the suspended acquisition program. The impact of these items was partially offset by the recognition of an interim income tax benefit of $1.6 million for the six months ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                              Six months ended December 31,
                                                     1998        1997
                                                     ----        ----
Net cash used in operating activities           ($2,575,000) ($1,821,000)
Net cash used in investing activities            (2,455,000)  (3,763,000)
Net cash provided by financing activities         2,994,000    6,315,000
                                                ------------  ----------
Change in cash and cash equivalents             ($2,036,000)    $731,000
                                                ============  ==========

During the six months ended December 31, 1998 the Company's operations used $2.6 million in cash compared with $1.8 million for the prior year. The outflow of cash was principally due to the net loss for the period and cash used to pay reductions in accounts payable and accrued expenses, partially offset by reductions in accounts receivable and the effect of non-cash charges on the net loss.

Cash used in investing activities during the six months ended December 31, 1998 was $2.5 million, compared with a cash outflow of $3.8 million for the prior year. The outflow in the current year consisted primarily of the repurchase of franchise operations of $1.3 million and capital expenditures of $1.1 million. The capital expenditures consisted mainly of PIN system purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems.

Cash provided by financing activities was $3.0 million for the six months ended December 31, 1998 compared with $6.3 million for the previous year. The increase in cash resulted from borrowings against the Company's term loan and line of credit and the proceeds of the $2 million subordinated note provided by members of the Company's Board of Directors, partially offset by payments of other long-term debt and notes payable.

As the Company previously announced, the Company has drawn substantially all of the amounts available under its bank credit facility principally as a result of acquisition activities the Company suspended during the quarter ending September 30, 1998, and the working capital requirements described above. As of December 31, 1998, the Company had borrowed approximately $23 million under its bank credit agreement, of which $13.5 million of these borrowings represents amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions (the "Acquisition Line of Credit") and $9.5 million represents funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan"). On January 25, 1999, the Company received $5 million from a member of its board of directors in the form of a subordinated debenture, of which $2.5 million was used to pay trade vendors and $2.5 million was used to pay down the Acquisition Line of Credit, resulting in the total amount borrowed under its bank credit agreement being $20.5 million as of that date.

On June 30, 1998 and September 30, 1998, the Company was not in compliance with various covenants contained in its bank credit agreement which its lender subsequently waived in connection with an amendment to its credit agreement dated October 1, 1998. Pursuant to this amendment, amounts available under the Acquisition Line of Credit and the Line of Credit Loan were to be reduced to $10 million and $5 million, respectively, for a total of $15 million. These reductions were to become effective on the earlier of January 31, 1999 or the execution of certain real estate financing transactions. Pursuant to the amendment, loans extended by the bank under the Acquisition Line of Credit and the Line of Credit Loan would mature on September 30, 1999 instead of the November 1, 2000 date which was in effect prior to the amendment. Additionally, subsequent to September 28, 1998, amounts repaid under the Acquisition Line of Credit could not be reborrowed.

The terms of this amendment also required the Company to obtain $2 million in the form of equity financing or debt financing that is subordinate to the bank, in each case on terms acceptable to the bank, which the Company arranged on October 15, 1998. This subordinated debt bears interest at 14% and matures on October 15, 1999. The terms of the subordinated debt call for increases in the interest rates if the Company defaults on the subordinated debt or any of the Company's senior indebtedness. From October 15, 1998 to December 15, 1998 the Company's senior bank debt was considered in default and the subordinated debt accrued interest at 16% per annum. On December 16, 1998 the interest rate on the subordinated debt returned to 14% per annum. To date, interest has been accrued on the subordinated debt but no payments have yet been made.

In December 1998, the Company notified its bank that, based on expected results for the quarter ending December 31, 1998, it would not be in compliance with certain revised financial covenants contained in the October 1, 1998 amendment to the bank credit agreement. On January 25, 1999, the Company and the bank reached agreement in principle concerning the terms of an additional amendment to the bank credit agreement and a waiver of this noncompliance. The Company and the bank are working on finalizing the amendment to the bank credit agreement based on this agreement ("New Amendment"). Under these terms, which will supersede those of the October 1, 1998 amendment, the Company is to complete a series of financings and sales of assets, from which the bank is to receive a portion of those proceeds as permanent reductions in the Company's credit facility. The Company raised $5 million through a subordinated debenture that was placed with a member of its board of directors, of which $2.5 million was used to permanently reduce the Company's credit facility and $2.5 million was used for vendor payments. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and matures on May 25, 1999 if not paid prior to that time. Interest and a one point origination fee are payable in shares of the Company's common stock valued at the closing price on the day prior to repayment of principal. The principal and interest for the subordinated debenture may only be paid if the Company has made all required payments to the bank as set forth above and the Company is not in default of the bank credit agreement.

The Company has entered into letters of intent for five additional transactions with total estimated proceeds of $14.3 million, a portion of which will be used to permanently reduce its credit facility pursuant to the terms that will be contained in the New Amendment, with the difference being available to the Company for working capital. The planned closing dates for these transactions are such that the Company anticipates that it will have sufficient proceeds to make the payments required under the New Amendment, but there can be no assurances that the transactions will close in a timely manner and will yield sufficient cash proceeds to allow the Company to make the scheduled payments or provide the Company with sufficient cash to avoid adverse impacts on its businesses. If the Company fails to complete these transactions on the terms described above (and fails to arrange alternative financing on a timely basis), the Company's liquidity, financial condition and results of operations could be materially adversely affected.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which has adversely affected revenues and profits of several of its businesses, particularly its distribution business in the U.S. The Company expects that its businesses will continue to be adversely affected until sufficient cash is available to meet ongoing supplier obligations in a timely manner. In October 1998, a new Chief Executive Officer joined the Company and under his direction the management of the Company has initiated a program to improve its cash flow. Actions taken to date under this program include: a reduction in staffing levels of 10% in the Company's field operations and 15% at the Company's headquarters; reductions in expenses; improved inventory management; and an acceleration in the collection of accounts receivable. Future actions under this program are expected to include expanded expense reductions, dispositions of selected assets, an assessment of the strategic and financial performance of all aspects of the Company's operations and the continued restructuring and reorganization of those operations of the Company that are not meeting their strategic and financial objectives.

While Company management believes that this program will improve its cash flow and ability to meet future bank covenants and vendor obligations in a timely manner, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in cash flow will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing. A substantial portion of the refinancing activities and asset sales related to the cash flow improvement program are expected to be completed in the quarter ending March 31, 1999. The Company expects that these actions will improve the Company's cash flow, but are likely to have an adverse effect on the reported net income of the Company for that period. Also, there can be no assurance that the Company will not require additional working capital following the completion of the refinancing activities and asset sales described above.

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

As part of management's proactive review of internal telecommunications and computer systems, a decision was reached in 1997 to replace a portion of the Company's current computer system, which is not Y2K compliant, with a new management information system (MIS) system starting in 1998 for completion in 1999. New software and hardware were identified and a new system purchased in the first quarter of 1998. The new MIS system is certified to be Y2K compliant. Hardware and software costs were approximately $180,000 in FY98. Additional programming costs are expected to reach $250,000 during FY99 representing 33% of the MIS budget. The new software has been loaded on the new computer and is currently being integrated into the Company's existing network. The Company conducted an initial trial conversion in early February for corporate headquarters based activities and expects these activities to be fully migrated to the new system by April 30th. Field activities are scheduled to be brought online during the remainder of 1999. Potential risks of this conversion include the lack of adequate internal personnel resources to perform the conversion and unanticipated delays in software modifications specific to managing franchise royalty accounting.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.



Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In $Thousands)

                       1999           2000         2001     2002    2003 Thereafter    Total
                       ----           ----         ----     ----    ---- ----------    -----



Short-term debt:
   Term loan         $1,200            ---          ---      ---     ---        ---   $1,200
   Variable rate    LIBOR + 4.75%


   Line of credit     1,438            ---          ---      ---     ---        ---    1,438
   Variable rate    LIBOR + 4.75%


   Board LLC note     2,000            ---          ---      ---     ---        ---    2,000
   Fixed rate           14%


Long-term debt:
   Term loan            ---           2,457        2,457    2,457   2,457      2,459   12,287
   Variable rate                  LIBOR + 4.75%


   Line of credit       ---           8,013         ---      ---     ---        ---    4,000
   Variable rate                  LIBOR + 4.75%

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to routine litigation in the ordinary course of business, including contract, franchise and employment-related litigation. In the course of enforcing its rights under existing and former franchise agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements, particularly in the case of defaults and terminations. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition or results of operations.

During the second and third quarters of 1998, the Company conducted negotiations with principals of PAISA, Inc. ("PAISA"), a corporation which owns, operates and franchises automotive service centers in the States of California and Nevada, concerning the Company's possible acquisition of PAISA. In connection with those negotiations, the Company made a loan in the amount of $500,000 to PAISA. This loan was secured by certain promissory notes payable to PAISA which were pledged to secure the repayment of the loan. Under the terms of the loan, the entire outstanding principal balance accrued but unpaid interest is due and payable at the earlier of (i) the closing of the Company's acquisition of PAISA (in the event the acquisition is consummated) or (ii) nine months after the Company makes demand for payment (in the event the Company elects not to proceed with the acquisition).

The Company advised PAISA that it would not be able to proceed with the acquisition of PAISA and the Company notified PAISA on or about September 11, 1998 that it was demanding the repayment of the loan.

PAISA recently instituted a lawsuit against the Company in the United States District Court for the Central District of California. The lawsuit alleges that the Company failed to use its good faith efforts to obtain financing for the transaction in the manner contemplated by a term sheet. PAISA has alleged that the Company committed fraud, negligent misrepresentation and breach of contract with and as a result of its failure to consummate an acquisition of PAISA.

PAISA is seeking damages in the amount of $15,000,000 plus interest, costs and any consequential damages determined by the court. PAISA is seeking to enjoin the Company from collecting the $500,000 promissory note or from collecting the promissory notes owed to PAISA which ensures PAISA's obligation to repay the Company.

The Company believes that the lawsuit is wholly without merit and intends to vigorously contest and defend the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        a) Not applicable.

        b) Not applicable.

        c) On October 15, 1998 the Company issued subordinated debt in the amount of $2 million to Board LLC, a Virginia limited liability company, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rules 505 and 506 promulgated thereunder. Given that Board LLC was formed and capitalized solely by members of the Company's Board of Directors (all but Messrs. Pappas and Clineburg), Board LLC is an "accredited investor" as that term is defined by Rule 501.

           On January 25, 1999, the Company issued subordinated debt in the amount of $5,000,000 to a director in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rules 505 and 506 promulgated thereunder.

        d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As noted above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company's Credit Agreement as presently in effect, required the Company to make certain principal payments to its lender on of before February 1, 1999 and to comply with certain financial covenants. During the quarter ended December 31, 1998, the Company advised the lender that it would be unable to make the required principal payments by February 1, 1999 and would likely be in violation of the financial covenants at March 31, 1999. The Company subsequently reached agreement in principle with its lender concerning the terms of proposed revisions to the Credit Agreement, which would extend until April 25, 1999 the Company's obligation to make certain principal payments and provide the Company with a waiver of the financial covenant violations. The Company expects to execute an agreement with its lender giving effect to the revisions shortly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on December 16, 1998, for the election of four Class I directors, to consider and approve a 1998 Employee Stock Purchase Plan, to consider and approve a 1998 Outside Directors' Stock Option Plan, and to ratify the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending June 30, 1999. A total of 3,821,230 of the 6,120,543 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

(1) Elected the following four Class I directors for a term expiring in 2001:

                                                             Number of Shares
                                 Number of Shares            Voted Against or
      Directors                     Voted For               Authority Withheld

Charles L. Dunlap                   3,814,369                      6,861
Richard O. Johnson                  3,814,369                      6,861
Harry G. Pappas                     3,553,485                    267,745
George A. Bavelis                   3,811,444                      9,786

Following the election, Woodley A. Allen, Bassam N. Ibrahim, Arthur Kellar and Gerald A. Zamensky continued to serve as Class II directors with terms expiring in 1999 and Lynn E. Caruthers, William R. Klumb, Bernard H. Clineburg and Effie
L. Eliopulos continued to serve as Class III directors with terms expiring in 2000.

(2) Approved the 1998 Employee Stock Purchase Plan by an affirmative vote of 3,767,219; votes against ratification were 51,411; and abstentions were 2,600.

(3) Approved the 1998 Outside Directors' Stock Option Plan by an affirmative vote of 3,726,877; votes against ratification were 79,254; and abstentions were 15,099.

(4) Ratified the selection of Ernst & Young LLP as independent public accountants for the Company for fiscal year ending June 30, 1999 by an affirmative vote of 3,561,456; votes against ratification were 252,585; and abstentions were 7,189.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description

     4 Subordinated Debenture dated January 25, 1999 in the principal amount of $5,000,000 (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission February 1, 1999).

    10(a)      1998 Employee Stock Purchase Plan.

    10(b)      1998 Outside Directors' Stock Option Plan.

    11         Computation of Earnings Per Share.

    27         Financial Data Schedule.

The Company filed a Current Report on Form 8-K on February 1, 1999 reporting under Item 5 of the Form (i) the Company's issuance of a Subordinated Debenture in the principal amount of $5,000,000 and (ii) progress the Company had made in reaching agreement in principle with its lender concerning the terms of proposed modifications to the Company's Credit Agreement. The Company did not file any other reports on Form 8-K during the three-month period ended December 31, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 15, 1999       PRECISION AUTO CARE, INC.

                       By: ________________________________
                                Charles L. Dunlap
                      President and Chief Executive Officer


                       By: _______________________________
                                  John D. Dobey
                               Corporate Controller
                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Number                                                               Page

  10(a)       1998 Employee Stock Purchase Plan.

  10(b)       1998 Outside Directors' Stock Option Plan.

   11         Statement Re: Computation of Per Share Earnings         --

   27         Financial Data Schedule                                 --