Form 10-Q
period 1999-03-31
PRECISION AUTO CARE INC
filed 1999-05-17
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

            Yes  X       No

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,120,543 shares of Common Stock as of May 1, 1999.

                           Precision Auto Care, Inc.
                                     Index

                                                                                                Page No.
Part I.           Financial Information

                  Item 1.  Financial Statements                                                     1

                           General Information                                                      1

                           Consolidated Balance Sheets at March 31, 1999 and June 30, 1998          2

                           Consolidated Statement of Operations for the three months and nine       4
                                    months ended March 31, 1999, 1998 and Pro Forma 1998

                           Consolidated Statement of Cash Flows for the nine months ended           5
                                    March 31, 1999 and 1998

                           Notes to the Consolidated Financial Statements                           6

                  Item 2.  Management's Discussion and Analysis of Financial Condition             11
                           and Results of Operations

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk              18

Part II.          Other Information                                                                19

                  Item 1.  Legal Proceedings                                                       19

                  Item 2.  Changes in Securities and Use of Proceeds                               19

                  Item 3.  Defaults upon Senior Securities                                         20

                  Item 4.  Submission of Matters to a Vote of Security Holders                     20

                  Item 5.  Other Information                                                       21

                  Item 6.  Exhibits and Reports on Form 8-K                                        21

Signatures                                                                                         22

Exhibit Index                                                                                      23

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

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

General Information

Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency services required to properly maintain vehicles on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

     o Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At March 31, 1999 these services were provided at 583 Precision Tune Auto Care centers, four of which are owned and operated by the Company.

     o Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At March 31, 1999, there were 37 Precision Auto Wash centers, 29 of which are owned and operated by the Company.

     o Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At March 31, 1999, there were 16 Precision Lube Express centers, seven of which are owned and operated by the Company. As of that date there were also 18 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   Precision Auto Care, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                                 (In Thousands)

                                                                 March 31,
                                                                   1999            June 30,
                                                                (Unaudited)          1998
                                                                -----------          ----
ASSETS

Current assets:
   Cash and cash equivalents                                          $78           $2,070
   Accounts receivable, net                                         5,697            9,050
   Inventory                                                        4,461            4,202
   Notes receivable, current portion, net of allowance                196            1,520
   Prepaid expenses                                                   793            2,217
   Prepaid and deferred income taxes                                2,793              722
                                                                   ------           ------

Total current assets                                               14,018           19,781

Notes receivable, non-current portion, net of allowance                 -              654

Property, plant and equipment, at cost                             21,177           20,978
Less accumulated depreciation                                     (2,740)          (1,678)
                                                                  -------          -------
                                                                   18,437           19,300

Goodwill and other intangibles, net of accumulated                 44,824           45,632
   amortization
Deposits, trademarks and other assets                                 313            1,182
                                                                  -------          -------

Total assets                                                      $77,592          $86,549
                                                                  =======          =======


                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In Thousands)

                                                               March 31,
                                                                 1999            June 30,
                                                              (Unaudited)          1998
                                                              -----------          ----
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                     $8,366             $9,336
   Revolving line of credit                                      4,150
   Current maturities, term loan                                 4,500              2,353
   Current maturities, notes payable                               626              1,061
   Deferred revenue, current portion                               807                963
                                                               -------            -------

Total current liabilities                                       18,449             13,713

Revolving line of credit, net of current portion                 2,109             10,333
Term loan, net of current portion                                5,424              9,045
Notes payable, net of current portion                            2,000              1,471
Notes payable to related parties                                 7,000
Deferred revenue, net of current portion                           612                393
Other liabilities                                                1,873                639
                                                               -------            -------

Total liabilities                                               37,467             35,594

Stockholders' equity:
   Common stock, $0.01 par                                          61                 61
   Additional paid-in capital                                   45,683             45,683
   Retained earnings                                           (5,705)              5,211
   Foreign currency translation adjustment                          86                ---
                                                               -------            -------

Total stockholders' equity                                      40,125             50,955
                                                               -------            -------

Total liabilities and stockholders' equity                     $77,592            $86,549
                                                               =======            =======


                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                    (In Thousands Except Per Share Amounts)

                                                 Three Months Ended March 31,          Nine Months Ended March 31,
                                                  1999               1998           1999           1998          1998
                                                  Actual            Actual         Actual         Actual       Pro Forma
                                                (Unaudited)       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                -----------       -----------   -----------    -----------   -----------
Sales:
   Franchise development                           $  273             $453           $715           $983         $985
   Royalties                                        3,313            3,440         10,468         10,752       10,756
   Manufacturing & distribution                     5,238            5,497         16,621         13,975       18,816
   Company centers                                  1,899            1,456          5,498          2,165        3,517
   Other                                               24              157            144            273          273
                                                 --------             ----      ---------         ------       ------

Total sales                                        10,747           11,003         33,446         28,148       34,347

Direct cost                                         8,880            8,015         28,813         19,942       24,449
                                                 --------             ----      ---------         ------       ------

Contribution                                        1,867            2,988          4,633          8,206        9,898

General and administrative expense                  3,117              885          8,098          2,706        3,050
Depreciation expense                                  283              170          1,150            565          761
Amortization of franchise rights & goodwill           526              433          1,567            813        1,056
Loss on sale of assets                                ---              ---            710            ---          ---
                                                 --------             ----      ---------         ------       ------

Operating income (loss)                           (2,059)            1,500        (6,892)          4,122        5,031

Interest expense                                    (945)            (238)        (2,059)          (730)        (483)
Interest income                                       144               40            244            136          121
Other income (expense)                            (2,744)             (68)        (3,796)           (32)         (37)
                                                 --------             ----      ---------         ------       ------

Income (loss) before income taxes                 (5,604)            1,234       (12,503)          3,496        4,632

Provision for income tax expense (benefit)            ---              615        (1,587)          1,656        2,194
                                                 --------             ----      ---------         ------       ------

Net income (loss)                                ($5,604)             $619      ($10,916)         $1,840       $2,438
                                                 ========             ====      =========         ======       ======

Basic net income (loss) per share                 ($0.92)            $0.11        ($1.79)          $0.51        $0.45
Diluted net income (loss) per share               ($0.92)            $0.11        ($1.79)          $0.50        $0.44
Weighted avg. shares outstanding - basic            6,121            5,481          6,121          3,609        5,470
Weighted avg. shares outstanding - diluted          6,121            5,549          6,121          3,655        5,516


                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                         Nine Months Ended March 31,
                                                                           1999               1998
                                                                       (Unaudited)         (Unaudited)
                                                                       -----------         -----------
Cash flow from operating activities:
Net income (loss)                                                        ($10,916)             $1,840
Adjustments to reconcile net income to net cash
   flow from operating activities
     Depreciation and amortization                                           2,717              1,378
     Deferred income taxes                                                 (2,071)                ---
     Severance accrual                                                       1,153                ---
     Loss (gain) on sale of assets                                             710               (29)
     Foreign currency translation adjustment                                    86                ---
     Changes in operating assets and liabilities:
        Accounts and notes receivable, net                                   5,332            (3,858)
        Inventory                                                            (260)              (774)
        Prepaid expenses                                                     1,424              (644)
        Accounts payable and accrued liabilities                           (2,124)                463
        Income taxes payable                                                                      391
        Other operating assets and liabilities                               2,166                 80
                                                                           -------             ------

Net cash provided by operating activities                                  (1,783)            (1,153)

Cash flow from investing activities:
   Purchases of property and equipment                                     (1,787)            (1,409)
   Proceeds from sale of assets                                              3,727                127
   Purchase of franchise agreements and rights                             (3,695)              (582)
   Acquisition of businesses                                                   ---           (19,859)
                                                                           -------             ------

Net cash used in investing activities                                      (1,755)           (21,723)

Cash flow from financing activities:
   Issuance of common stock net of transaction costs                           ---             19,670
   Proceeds from term loan and line of credit                                  ---             15,885
   Proceeds from note payable                                                7,000            (9,778)
   Repayments of long-term debt and notes payable                          (5,454)
   Payment of cash dividend                                                                     (361)
                                                                           -------             ------

Net cash provided by (used in) financing activities                          1,546             25,416
                                                                           -------             ------
Net change in cash and cash equivalents                                    (1,992)              2,540
Cash and cash equivalents at beginning of year                               2,070                577
                                                                           -------             ------

Cash and cash equivalents at end of the period                                 $78             $3,117
                                                                           =======             ======



                See accompanying notes to financial statements.

                   Precision Auto Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the three and nine months ended March 31, 1999
                                  (Unaudited)

NOTE 1.  BUSINESS AND ORGANIZATION

Precision Auto Care, Inc. (the Company) began business operations upon completion of its November 1997 Initial Public Offering (IPO) of common stock. Concurrent with the IPO, ten companies were combined to create Precision Auto Care. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein for the period ending March 31, 1998 have been prepared based in part on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company has made several other acquisitions subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

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

Revenue Recognition

Revenue from the sale of parts is recognized when the parts are shipped from the Company's warehouse. Revenue from the sale of modular automobile lubrication units is recognized when such units have been shipped to customers and the Company has performed on all obligations related to the sale, such as installation and assistance with site development.

The Company's royalty revenues are recognized as earned and in accordance with specific terms of each franchise agreement. At the end of each accounting period, royalty revenue estimates are made for the franchisee's revenues earned but not yet reported. The royalty accrual is reestimated each period and takes into account differences between franchisee's reported and estimated revenues.

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

Inventory

Inventory is stated at cost, which is lower than market. The cost of auto parts inventory is determined by the "moving average" method. The cost of modular automotive lubrication units, car wash equipment, and car wash supplies is determined by the first-in, first-out (FIFO) method.

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

The companies combining at the time of the IPO filed final individual federal tax returns for the period ending November 12, 1997. For the year ended June 30, 1998, the Company filed a consolidated federal income tax return. For financial reporting purposes, the Company computes its federal and state income taxes on a separate company basis.

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

All of the Company's assets are located in the United States, except trade receivables of $1.4 million, inventory of $453,000, property and equipment of $460,000, and capitalized franchise rights of $570,000, which are located in Mexico.

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

Other

The Company was established to create an international provider of automotive services which are offered principally as franchise operations marketed under the "Precision" brand name. On November 12, 1997, PAC acquired the Predecessor Companies for consideration consisting of common stock. The closing of the Offering also occurred on that date.

For financial statement purposes, WEJAC, one of the Predecessor Companies, has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of WEJAC prior to the Combination and the Offering. The Combination was accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Predecessor Companies have been initially assigned and recorded based on the fair market value at the time of the Combination and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The interim financial statements for the three month and nine month periods ended March 31, 1998 and 1999 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position of the company, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

The Loan Agreement contains affirmative, negative and financial covenants. As of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 the Company was in violation of certain covenants, which the lender subsequently waived.

On October 12, 1998, the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998, amount to pursuant financial covenants were revised and the amounts available under the Line of Credit Loan and Acquisition Line of Credit were required to be reduced to $5 million and $10 million, respectively, effective on the earlier of January 31, 1999 or the execution of certain real estate refinancing transactions which the Company currently had in process. The Company expected that these financings would yield approximately $15 million in net cash proceeds and would require monthly payments based on annual rates of 8.5% to 11% for terms of ten to twenty years. Additionally, amounts repaid under the Acquisition Line of Credit were not to be reborrowed.

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

On October 15, 1998, the Company entered into a subordinated debt agreement with Board LLC, which was organized by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt, and the Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Company's senior indebtedness. As a result of a combination of defaults under the Company's senior indebtedness and the Company's failure to make interest payments on the subordinated debt, the subordinated debt has accrued interest at 16% per annum since the date of its issuance.

Based on the anticipated results of the quarter ending December 31, 1998, the Company determined that it would not be in compliance with the revised financial ratios it had negotiated with the Lender. The Company notified the Lender of such expected non-compliance and requested that the bank grant waivers or amendments to relieve this non-compliance. On January 25, 1999, the Company reached an agreement in principle with its lender to restructure its credit agreements, which was reduced to writing on February 22, 1999, and which includes a waiver of financial covenant noncompliance. Under the terms of the Amended and Restated Credit Agreement, the Company is required to complete a series of financings and sales of assets, from which the bank is to receive a portion of those proceeds as permanent reductions in the Company's credit facility.

On January 25, 1999, the Company consummated a subordinated debt financing with a director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and matures on May 25, 1999 if not paid prior to that time. Interest and a one point origination fee are payable in shares of the Company's common stock valued at the closing price on the day prior to repayment of principal. The principal and interest for the subordinated debenture may only be paid if the Company has made all required payments to the bank as set forth above and the Company is not in default of the bank credit agreement.

On March 8, 1999, the Company entered into an entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 million with an annual interest rate of 8.75%. The debt is secured by mortgages on four of the Company's car washes located in the State of Ohio. Interest only is payable for five years followed by a twenty year amortization of principal with a balloon payment due February 2009.

The Company is required to classify approximately $8,650,000 in indebtedness to its primary lender as current liabilities because these amounts mature on September 30, 1999, and the Company has not reached agreement with its current Lender or any other financial institution to refinance this indebtedness.

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

On March 23, 1999 the Company entered into agreements with Maxi Ideas, Ltd, Inc. to sell three car wash properties for approximately $1.4 million.

At March 31, 1999 the Company had lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1999 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees.

NOTE 7.  SUBSEQUENT EVENTS

On May 14, 1999, the Company completed a mortgage financing with FFCA Acquisition Corporation for certain real properties for $7,204,000. Contemporaneously with closing, the Company used $5.5 million of the proceeds repay its principle Lender to repay $5,000,000 in outstanding under the Acquisition Line of Credit, and to repay and permanently reduce the Line of Credit by $500,000. The balance of approximately $1,500,000 in net proceeds was used to pay a portion of the $5.0 million Subordinated Debt.

On May 14, 1999, the Company reached an agreement with the Company's Senior Lender on modifications to its loan agreement and a waiver of financial covenants through June 30, 1999. The proposed modification with the Senior Lender calls for the Company to reduce its outstanding indebtedness with the bank to $14.1 million by June 1, 1999 and reduce it to $13.65 million by July 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the Actual and Pro Forma Financial Statements of the Company and related notes thereto included in the Company's Registration Statements and in the Form 10-K filed for the year ending June 30, 1998.

The Company, a Virginia corporation, was incorporated in April 1997. It began operations after the November 1997 combination with WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). The nine companies joined with WE JAC Corporation in connection with the IPO Combination were: Miracle Industries, Inc.; Lube Ventures, Inc.; Rocky Mountain Ventures, Inc.; Rocky Mountain Ventures II, Inc.; Prema Properties, Ltd.; Miracle Partners, Inc.; Ralston Car Wash Ltd.; KBG, LLC and Worldwide Drying Systems, Inc. (referred to individually as a "Predecessor Company" or collectively, the "Predecessor Companies"). In March 1998 the Company acquired Promotora de Francquicias Praxis S.A. de C.V. ("Praxis"), a company which operates five company-owned centers and served as the holder of a master franchise agreement for Mexico and Puerto Rico. The results presented herein for the nine months ending March 31, 1998 represent those of WE JAC through the IPO Combination on November 12, 1997, and combined results for WE JAC and the Predecessor Companies thereafter. The results presented herein as Pro Forma consist of combined results of WE JAC and the Predecessor Companies as if these entities had been combined for all periods presented herein. The Pro Forma results do not reflect any results of Praxis for periods of time prior to the date on which it was acquired.

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

During the year ended June 30, 1998, the Company negotiated the terms of seven acquisitions that would have added approximately 470 retail centers producing approximately $210 million in system-wide retail sales to the Company's existing retail system. (System-wide retail sales include sales of both franchise stores, only a portion of which is recognized by the Company as royalty revenue, and Company-owned centers.) The Company had been arranging approximately $150 million of financing for the proposed acquisitions. As previously announced, the Company determined that it would not proceed with the proposed acquisitions. As a result, the Company recognized a charge to earnings of $602,000 in the quarter ending June 30, 1998 and a charge of $200,000 in the quarter ended September 30, 1998 and $618,000 in the quarter ended March 31, 1999 relating to professional fees, deposits and other costs relating to abandoned acquisitions.

In October 1998, a new President and Chief Executive Officer was hired by the Company and since June 1998 the Company has transitioned to new leadership in its finance group. This new management is focused on improving the Company's cash flow, operations, processes, financing and accounting practices. During the quarter ending December 31, 1998 and March 31, 1999 this new management has implemented a program to improve its cash flow that involves selected reductions in staffing levels, reductions of expenses, the disposition and refinancing of selected assets and the accelerated collection of receivables. In addition, the Company's management performed an extensive review of its operations, and determined that its real estate development program be substantially curtailed, and other functions be reorganized or shut down.

As a result of this extensive review, the Company recorded total charges of $3.4 million in the quarter ending December 31, 1998 and $900,000 in the quarter ended March 31, 1999. These included the write-off or reserving of approximately $1.8 million in accounts and notes receivable, a charge of $1.2 related to a change of assumptions used by the Company in estimating accounts receivable for royalties generated by franchisees which the franchisees have not reported to the Company at the end of a reporting period. The Company also recognized a charge of $200,000 to buyout certain long-term operating lease obligations. Additionally, the Company recognized a charge of $1.2 million relating to severance payments made to certain former members of management terminated as part of the business and management reorganization. This charge is also reported on a pre- tax basis and is reported as a component of other income and expense. Company management is still evaluating additional actions to improve the Company's cash flow and long-term strategic position. Such actions may have adverse impact on the reported results for the quarter ending June 30, 1999.

Three Months Ending March 31, 1999 Compared to Three Months Ending March 31,
1999

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                           Three Months Ending March 31,
(Thousands)                          1999       %            1998         %
-----------                          ----       -            ----         -

Revenue                          $10,747        100        $11,003        100
Direct Cost                        8,880         83          8,015         73
General and Administrative         3,117         29            885          8
Operating Income (Loss)           (2,059)       -19          1,500         14


Revenue. Revenue for the three months ending March 31, 1999 was $10.7 million, a decrease of $256,000, or 2%, compared with revenue of $11.0 million for the corresponding period of the prior year. Actual results for the quarter ending March 31, 1999 include $538,000 of franchise revenues (franchise development and royalties) from Praxis which, as mentioned above, was acquired March 31, 1998. The addition of franchise revenues from Praxis was partly offset by a decline in domestic franchise revenues in the U.S. of $744,000 or 19%. Royalty revenue decreased as a result of the adoption of more conservative assumptions used to estimate royalty revenues generated by franchisees. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues for the three months ending March 31, 1998 decreased by $359,000, or 7%. Revenue from parts distribution was down $1.4 million or 45% and prefabricated lube buildings were down $339,000 or 65%. This was partly offset by increases in sales of $818,000 or 48% at the Company's car wash equipment manufacturing operations and the inclusion of revenues of $508,000 for Praxis. Consistent with the prior quarter the Company's auto parts distribution business was adversely affected by the Company's constrained cash flow during the three months ending March 31, 1999. Revenue from Company-owned and operated stores increased by $444,000 or 30%, principally due to the inclusion of $571,000 of revenue from stores owned by Praxis. Domestic wash and lube retail sales declined by $128,000 or 9% due to a fewer number of company owned stores. Overall Company-owned wash and lubes had improved same-store sales due to equipment upgrades and focused marketing efforts.

Direct Cost. Direct cost for the three months ending March 31, 1999 was $8.9 million, an increase of $865,000 or 11%, compared with $8.0 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $1.4 million which was not included in last year's results. In addition, higher costs of $1.4 million or 104% at the Company's car wash equipment manufacturing business were partially offset by lower costs in parts distribution, $1.5 million or 51%, and prefabricated lube buildings $220,000 or 55%. Domestic franchising costs decreased $176,000 or 8%, and company owned stores direct costs decreased $65,000 or 6%.

General and Administrative Expense. General and administrative expense was $3.1 million for the three months ending March 31, 1999, an increase of $2.2 million, or 252%, compared with the corresponding period of the prior year. The increase is partly attributed to writeoffs or reserves of accounts receivable, $700,000, long-term lease buyouts, $200,000 and higher legal and accounting fees incurred during the quarter. Charges or reserves are made to accounts which management determines are uncollectible or doubtful. Actions were taken in the latter part of the quarter ended March 31, 1999 to reduce these costs and to generate other savings by eliminating several middle and senior management positions. These changes did not have a significant impact on expenses for the quarter. The Company expects savings from those actions to be realized in coming quarters.

Operating Income (Loss). The Company recorded an operating loss for the three months ending March 31, 1999 of $2.1 million which represents a decline in operating income of $3.6 million or 237% compared with operating income of $1.5 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $1.1 million, related to the decreases in revenues and increases in costs described above, as well as an increase of general and administrative expenses.

Net Income (Loss). The Company recorded a loss of $5.6 million, or $0.92 per share, for the three months ending March 31, 1999, compared with net income of $619,000, or $0.11 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $3.6 million decline in operating income. Additionally, the Company recognized a charge of $700,000 related to severance for employees terminated, $535,000 for abandoned stores and equipment as part of a reorganization program that was included in other income and expense. The company has not recognized a tax benefit in the current period. Future taxable income would be offset by extent of the current taxable loss.

Nine Months Ending March 31, 1999 Compared to Nine Months Ending March 31, 1998

The following table sets forth certain selected financial data as a percentage of revenues for the period indicated:

                                          Nine Months Ending March 31,
(Thousands)                          1999       %               1998      %               1998      %
-----------                              Actual                     Actual                 Pro Forma
Revenue                            $33,446      100           $28,148     100           $34,347    100
Direct Cost                         28,813       86            19,942      71            24,449     71
General and Administrative           8,098       24             2,706      10             3,050      9
Operating Income (Loss)             (6,892)     -21             4,122      15             5,031     15


Revenue. Revenue for the nine months ended March 31, 1999 was $33.4 million, an increase of $5.3 million, or 19%, compared with revenue of $28.1 million for the corresponding period of the prior year. Actual results for the nine months ending March 31, 1998 includes five months of post-merger results for the entities merged in conjunction with the simultaneous IPO/Combination on November 12, 1997 while the nine months ending March 31, 1999 includes nine months of results for those entities as well as results for Praxis. Praxis contribution of $5.0 million offset a decline in pro forma revenue of $5.9 million from the prior year's comparable period. Revenue from franchising activities decreased $475,000 or 4%, from the prior year. The addition of franchise revenues from Praxis of $1.5 million was partly offset by declines in franchise revenues in the U.S. of $210,000, international license sales of $264,000 and royalty revenues of $1.5 million. Royalty revenue decrease was the result of the adoption of more conservative assumptions used to estimate royalty revenue generated by franchisees who have not been submitted royalty reports by the end of the period. In addition, the Company has made an ongoing effort to remove under-performing stores from the franchise system. Manufacturing and distribution revenues increased by $2.6 million, or 18%. This increase was attributable to the inclusion of revenues and the results of the companies acquired simultaneously with and after the IPO Combination, offset by decreased revenues of $2.5 million or 28% at the Company's distribution business, which, as noted above, was adversely affected by the Company's constrained cash flow during the nine months ending March 31, 1999. Pro forma revenue for manufacturing distribution for the nine months ended March 31, 1998 was $18.8 million. Revenue from Company-owned and operated stores increased by $3.3 million or 154%, to $5.5 million, compared with $2.2 million for the corresponding period of the prior year. The increase was principally due to the inclusion of revenue from stores owned by Praxis, $1.5 million, as well the inclusion of Company-owned stores for all of the nine months ending March 31, 1999 but only for five months of the same period a year earlier. Pro forma revenue for the company stores for the nine months ended 1998 was $3.5 million.

Direct Cost. Direct cost for the nine months ending March 31, 1999 was $28.8 million, an increase of $8.9 million, or 44%, compared with direct cost of $19.9 million for the corresponding period of the prior year. The increase was due in part to direct cost from Praxis of $4.5 million which was not included in last year's results. The remainder of the increase was related to the inclusion of costs for the merged companies for all nine months ending March 31, 1999, but only for five months of the same period a year earlier. Pro forma direct costs for the nine months ended March 31, 1998 was $24.4 million. The increase was partially offset by lower direct costs of $2.0 million or 25% for parts distribution and $580,000 or 9% for franchising. These lower costs result from lower sales and reductions in overhead.

General and Administrative Expense. General and administrative expense for the nine months ending March 31, 1999 was $8.1 million, an increase of $5.4 million or 199%, compared with expense of $2.7 million for the corresponding period of the prior year. The Company recorded charges totaling $2.3 million before taxes during the previous quarter in addition to $1.5 million during the quarter ended March 31, 1999 following a detailed periodic review of the Company's operations. A charge was taken of $2.4 million to write off or reserve accounts receivable and notes receivable which were determined to be uncollectible, or the collection of which was doubtful, in the course of management's periodic review. A charge of $1.4 million was taken for the abandonment of acquisitions. A $200,000 charge was taken for the buyout of long-term operating leases. A $1.2 million charge was made that related to a change in the assumptions used to estimate accounts receivable for royalties generated by franchisees which franchisees have not reported to the Company at the end of a period. This increase was also due, in part, to the development of the Company's infrastructure in anticipation of the growth plan it suspended, particularly in the areas of corporate communications and business development. Actions were taken in the latter part of the quarter ended March 31, 1999 to reduce these costs, but these actions were effected too late in this period to have a significant impact on expenses. The Company expects savings from those actions to be realized in coming quarters. Pro forma general and administrative expenses for the nine months ended March 31, 1999 was $3.1 million.

Operating Income (Loss). The Company recorded an operating loss for the nine months ending March 31, 1999 of $6.9 million, which represents a decline in operating income of $11.0 million or 267% compared with operating income of $4.1 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $3.6 million, related to the increase in costs described above relative to the increase in revenues, an increase in general and administrative expenses of $5.4 million and an increase of $1.4 million or 98%, in depreciation and amortization related to businesses acquired following the Company's IPO Combination. Additionally, a charge of $710,000 was taken for a loss on the sale of non-strategic company car washes.

Net Income (Loss). The Company recorded a loss before income taxes of $12.5 million and a net loss of $10.9 million, or $2.05 per share and $1.79 per share respectively, for the nine months ending March 31, 1999, compared with income before taxes of $3.5 million and net income of $1.8 million, or $0.50 per share, for the corresponding period of the prior year. The decrease in net income is primarily the result of the $11.0 million decline in operating income. Additionally, the Company recognized a charge of $1.2 million related to severance for employees terminated as part of a reorganization program that is included in other income and expense along with the $535,000 charge for abandoned stores and equipment. The impact of these items was partially offset by the recognition of a tax benefit of $1.6 million for the nine months ending March 31, 1999.

Liquidity and Capital Resources

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                  Nine months ended March 31,
                                                       1999               1998
                                                       ----               ----
Net cash used in operating activities          ($1,783,000)       ($1,153,000)
Net cash used in investing activities           (1,755,000)       (21,723,000)
Net cash provided by financing activities         1,546,000         25,416,000
                                                  ---------         ----------
Change in cash and cash equivalents            ($1,992,000)         $2,540,000
                                               ============         ==========

During the nine months ended March 31, 1999, the Company's operations used $1.8 million in cash compared with $1.2 million for the prior year. The outflow of cash was principally due to the net loss for the period and cash used to make reductions in accounts payable and accrued expenses, partially offset by reductions in accounts receivable and the effect of non-cash charges on the net loss.

Cash used in investing activities during the nine months ended March 31, 1999 was $3.7 million, compared with a cash outflow of $21.7 million for the prior year. The outflow in the current year consisted primarily of the repurchase of franchise operations of $1.8 million and capital expenditures of $1.8 million. The capital expenditures consisted mainly of PIN system purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems.

Cash provided by financing activities was $1.5 million for the nine months ended March 31, 1999, compared with $25.4 million for the previous year. Financing activities during the nine months ended March 31, 1999, included borrowings against the Company's term loan and line of credit and the proceeds of subordinated debentures in the aggregate principal amount of $7.0 million purchased by members of the Company's Board of Directors, partially offset by repayments and permanent reductions of the Company's term loan and line of credit.

As the Company previously announced, the Company has drawn substantially all of the amounts available under its bank credit facility principally as a result of acquisition activities the Company suspended during the quarter ending September 30, 1998, and the working capital requirements described above. As of January 1, 1999, the Company had borrowed approximately $23 million under its bank credit agreement, of which $13.5 million represented amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions and capital expenditures (the "Acquisition Line of Credit") and of which $9.5 million represented funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan").

Between June 30, 1998 and September 30, 1998, the Company was not in compliance with various covenants contained in its bank credit agreement. On October 12, 1998, the Company and the Bank executed an amendment to its credit agreement effective October 1, 1998. Pursuant to this amendment, amounts available under the Acquisition Line of Credit and the Line of Credit Loan were to be reduced to $10 million and $5 million, respectively, for a total of $15 million. These reductions became effective on January 31, 1999. Pursuant to the amendment, loans extended by the bank under the Acquisition Line of Credit and the Line of Credit Loan will mature on September 30, 1999, instead of the November 1, 2000 date which was in effect prior to the amendment. Additionally, subsequent to September 28, 1998, amounts repaid under the Acquisition Line of Credit could not be reborrowed.

The terms of this amendment also required the Company to obtain $2 million in the form of equity financing or debt financing that is subordinate to the bank, in each case on terms acceptable to the bank, which the Company arranged on October 15, 1998. This subordinated debt bears interest at 14% and matures on October 15, 1999. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt, and the Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Company's senior indebtedness. As a result of a combination of defaults under the Company's senior indebtedness and the Company's failure to make interest payments on the subordinated debt, the subordinated debt has accrued interest at 16% per annum since the date of its issuance.

In December 1998, the Company notified its bank that, based on expected results for the quarter ending December 31, 1998, it would not be in compliance with certain revised financial covenants contained in the October 1, 1998 amendment to the bank credit agreement. On January 25, 1999, the Company and the bank reached agreement in principle concerning the terms of an amended and restated bank credit agreement (the "Amended and Restated Credit Agreement"), which was reduced to writing on February 22, 1999, and which included a waiver of financial covenant noncompliance. Under these terms of the Amended and Restated Credit Agreement, the Company is required to complete a series of financings and sales of assets, from which the bank is to receive a portion of the proceeds as permanent reductions in the Company's credit facility. The terms of the Amended and Restated Credit Agreement were further amended on May 13, 1999, to revise the terms of certain required real estate transactions and the application of proceeds to reduce the Acquisition Line of Credit and the Line of Credit Loan.

To date the Company has succeeded in concluding four of the six required transactions, resulting in a permanent reduction of outstandings under the Line of Credit Loan of $5,000,000 and the repayment of outstandings under the Acquisition Line of Credit in the amount of $5,000,000. These transactions also generated a small amount of working capital availability and approximately $1,500,000 to repay a portion of the principal due under the $5,000,000 subordinated debenture due May 25, 1999. The final two transactions are expected to result in additional permanent reductions of the Line of Credit Loan of

$1,400,000 by June 1, 1999 and $450,000 by July 31, 1999. As a result by July
31, 1999, the Line of Credit Loan is expected to have been permanently reduced to $4,150,000.

Although the foregoing transactions improved cash flow by converting short term obligations into long term debt, they have not significantly contributed to working capital. Accordingly, there can be no assurance that the Company will not require additional working capital financing to conduct its operations.

In addition, the Company raised $5 million through a subordinated debenture that was placed with a member of its board of directors, of which $2.5 million was used to permanently reduce the Company's credit facility and $2.5 million was used for vendor payments. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and matures on May 25, 1999 if not paid prior to that time. Accrued interest and a one point origination fee are payable in shares of the Company's common stock valued at the closing price on the day prior to repayment of principal. The principal and interest on the subordinated debenture may only be paid if the Company has made all required payments to the bank as required by the terms of the Amended and Restated Credit agreement set forth above and the Company is not otherwise in default of the Amended and Restated Credit Agreement.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected revenues and profits of several of its businesses, particularly its distribution business in the U.S. The Company expects that its businesses will continue to be adversely affected until sufficient cash is available to meet ongoing supplier obligations in a timely manner. In October 1998, a new Chief Executive Officer joined the Company and under his direction the management of the Company has initiated a program to improve its cash flow. Actions taken to date under this program include: a reduction in staffing levels of 10% in the Company's field operations and 15% at the Company's headquarters; reductions in expenses; improved inventory management; and an acceleration in the collection of accounts receivable. Future actions under this program are expected to include expanded expense reductions, dispositions of selected assets, an assessment of the strategic and financial performance of all aspects of the Company's operations and the continued restructuring and reorganization of those operations of the Company that are not meeting their strategic and financial objectives.

The Company's Board of Directors has authorized the Company to retain the services of an investment banker to review strategic and recapitalization opportunities.

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

As part of management's proactive review of internal telecommunications and computer systems, a decision was reached in 1997 to replace a portion of the Company's current computer system, which is not Y2K compliant, with a new management information system (MIS) system starting in 1998 for completion in 1999. New software and hardware were identified and a new system purchased in the first quarter of 1998. The new MIS system is certified to be Y2K compliant. Hardware and software costs were approximately $180,000 in FY98. Additional programming costs are expected to reach $250,000 during FY99 representing 33% of the MIS budget. The new software has been loaded on the new computer and is currently being integrated into the Company's existing network. The Company converted a substantial part of its corporate headquarters based activities and expects these activities to be fully migrated to the new system by June 30, 1999. Field activities are scheduled to be brought online during the remainder of 1999. Potential risks of this conversion include the lack of adequate internal personnel resources to perform the conversion and unanticipated delays in software modifications specific to managing franchise royalty accounting.

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.



Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In $Thousands)

                                            1999               2000              2001       2002      2003   Thereafter    Total
                                            ----               ----              ----       ----      ----   ----------    -----
Short-term debt:
       Term loan                                              4,500               ---        ---       ---          ---    $4,500
       Variable rate                                      LIBOR + 4.75%

       Line of credit                                         4,150               ---        ---       ---          ---     4,150
       Variable rate                                      LIBOR + 4.75%


Long-term debt:
       Term loan                             ---              5,424               ---        ---       ---          ---     5,424
       Variable rate                                      LIBOR + 4.75%

       Line of credit                        ---              2,109               ---        ---       ---          ---     2,109
       Variable rate                                      LIBOR + 4.75%

       Board LLC note                      2,000                ---               ---        ---       ---          ---     2,000
       Fixed rate                            14%

       Kellar note                         5,000                ---               ---        ---       ---          ---     5,000
       Fixed rate                            14%

       Heartland bank                      1,000                ---               ---        ---       ---          ---     1,000
       Fixed rate                          8.75%

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

On April 16, 1999, a notice of voluntary dismissal without prejudice was filed by the plaintiff and granted by the Court. Plaintiff re-filed their complaint in the Superior Court of the State of California for the County of Los Angeles Central District on April 27, 1999, Case No. BC209390.

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

Item 3.  Defaults Upon Senior Securities.

The information concerning defaults and the subsequent cure thereof with respect to the Company's indebtedness contained in Note 3 to the Company's financial statements and appearing at "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 16, 1998, for the election of four Class I directors, to consider and approve a 1998 Employee Stock Purchase Plan, to consider and approve a 1998 Outside Directors' Stock Option Plan, and to ratify the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending June 30, 1999. A total of 3,821,230 of the 6,120,543 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

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

Item 5.  Other Information

         The Company does not meet the net tangible asset requirements for continued listing on the Nasdaq National Market under applicable Nasdaq Stock Market maintenance standards and has been advised by the Nasdaq Stock Market that the Company's shares of common stock will be delisted from the Nasdaq National Market in the next several weeks. The Company recently made a presentation to Nasdaq Stock Market representatives concerning this situation and the Company has submitted an application to have its common stock listed on the Nasdaq SmallCap Stock Market. Nasdaq Stock Market representatives have indicated that although the Company meets the technical requirements for listing on the Nasdaq SmallCap Stock Market they may not grant the Company's request in light of the Company's recent performance. The Company expects that the Nasdaq Stock Market will make a final determination with respect to the Company's request that its common stock be listed on the Nasdaq SmallCap Stock Market within the next three to four weeks and the Company understands that its shares will continue to be listed on the Nasdaq National Market until this final determination has been made. The Company intends to issue a press release promptly following the time it has been advised of the National Stock Market's final determination with respect to the future listing of the Company's shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                         Description

   10(a) Subordinated Debenture dated January 25, 1999 in the principal amount of $5,000,000 (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission February 1, 1999).

   10(b) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on February 16, 1999.


   10(c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission on February 16, 1999.

   10(d)          Mortgage Financing Documents (Heartland Bank dated March 8,
                  1999)

   11             Computation of Earnings Per Share.

   27             Financial Data Schedule.

(b)               Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 1, 1999 reporting under Item 5 of the Form (i) the Company's issuance of a Subordinated Debenture in the principal amount of $5,000,000 and (ii) progress the Company had made in reaching agreement in principle with its lender concerning the terms of proposed modifications to the Company's Credit Agreement. The Company did not file any other reports on Form 8-K during the three-month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 1999                    PRECISION AUTO CARE, INC.

                                       By:
                                           ____________________________________
                                                     Charles L. Dunlap
                                           President and Chief Executive Officer


                                       By:
                                           ____________________________________
                                                      John N. Tarrant
                                                    Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

Number                                                                     Page
------                                                                     ----
  10(d)     Mortgage Finance Documents (Heartland Bank, dated March 8, 1999)

   11       Statement Re: Computation of Per Share Earnings

   27       Financial Data Schedule