Form 10-K
period 1999-06-30
PRECISION AUTO CARE INC
filed 1999-09-28
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                        COMMISSION FILE NUMBER 1-14510

                           PRECISION AUTO CARE, INC.

            (Exact name of registrant as specified in its charter)

                  VIRGINIA                               54-184785
        (State or other jurisdiction               (IRS Employer ID No.)
      of incorporation or organization)


             748 MILLER DRIVE, S.E.
               LEESBURG, VIRGINIA                             20175
     (Address of principal executive offices)              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 777-9095

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of class)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 14, 1999 was $10,187,004 based on the closing price of $2.00 per share. As of that date, 5,093,502 shares of Common Stock were issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS

Explanatory Note: Certain information called for by Items 6, 7, 7A, 8 and 14 of this Annual Report on Form 10-K cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense. A Form 12b-25 filing is being made by the Registrant with respect to these Items.

                                                                                                                       PAGE
                                                                                                                       ----
PART I        Item 1.    Business                                                                                        4
              Item 2.    Properties                                                                                     12
              Item 3.    Legal Proceedings                                                                              13
              Item 4.    Submission of Matters to a Vote of Security Holders                                            13

PART II       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                          13
              Item 6.    Selected Financial Data                                                                        13
              Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          13
              Item 7A.   Quantitative and Qualitative Disclosure about Market Risk                                      14
              Item 8.    Financial Statements and Supplementary Data                                                    14
              Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure           14

PART III      Item 10.   Directors and Executive Officers of the Registrant                                             14
              Item 11.   Executive Compensation                                                                         17
              Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 20
              Item 13.   Certain Relationships and Related Transactions                                                 21

PART IV       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                23

                          FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business-- Risk Factors," general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

                                    PART I
ITEM 1. BUSINESS

OVERVIEW

     Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

          . Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At June 30, 1999, these services were provided at 542 Precision Tune Auto Care centers owned and operated by franchisees and one owned and operated by the Company.

          . Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At June 30, 1999, there were 24 Company-owned car wash centers and 18 franchised car wash centers.

          . Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At June 30, 1999, there were 14 Precision Lube Express centers owned and operated by franchisees and six owned and operated by the Company. As of that date there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

     The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico.

OPERATIONS

PRECISION TUNE AUTO CARE

Precision Tune Auto Care is an automotive maintenance service provider specializing in quality maintenance services that require relatively short service times. At June 30, 1999, these services were provided at 542 Precision Tune Auto Care centers owned and operated by franchisees and one owned and operated by the Company. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

PROTOTYPE CENTER. The current prototype Precision Tune Auto Care center is a free-standing building with six to eight service bays, two to four of which are drive-through and include pits to facilitate fast oil change and lubrication services. Approximately 42% of the Company's existing domestic Precision Tune Auto Care centers have at least six service bays. Franchisees typically develop Precision Tune Auto Care centers either by entering into a build-to-suit lease, under which the landlord constructs the center and leases it to the franchisee, or by purchasing land and building the facility. The Company typically seeks sites in commercial areas with a minimum population of 50,000 people within a five mile radius and 24-hour drive-by traffic of at least 20,000 cars. Exclusive of real estate, the estimated capital required to open a prototype Precision Tune Auto Care center ranges from $140,000 to $200,000.

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

Management also has developed the Precision Information Network ("PIN"), a proprietary point of sale computer system, and has made this system available to franchisees. The latest version of PIN is a Windows-based system which employs touch-screen technology and is designed to be user friendly. The PIN system provides reports on productivity, cost of goods, labor, inventory and line of service information, and includes a marketing database module that facilitates the tracking of customer information for the development of direct mail marketing campaigns and other marketing strategies. Remote-location polling of information and electronic ordering from the Company's parts and equipment division are features currently under development. Approximately 46% of the Company's domestic franchised centers have installed a version of the PIN system.

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

Precision Tune Auto Care's area development system has played a significant role in the Company's franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care's behalf within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care's franchisor obligations. Generally, the Company is free to establish and operate Company-owned centers in areas in which it has granted development rights to area developers. In that event the Company is required to pay the area developer amounts equal to the royalty payments that the area developer would otherwise receive if the center was being operated by a franchisee. As of June 30, 1999, 23 area developers had an ownership interest in a total of 136 Precision Tune Auto Care centers (representing 33% of the total number of centers) and provided support to another 220 centers.

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

PRECISION AUTO WASH

The Company is the owner, operator and franchisor of technologically-advanced self-service and touchless automatic car wash centers. At June 30, 1999, there were 24 Precision Auto Wash centers owned and operated by the Company. As of that date, there were 18 franchised car wash centers.

The Company believes that the Precision Auto Wash system represents the state-of-the-art in modern touchless automatic and self-service car washing capabilities.

The computer-based operating system the Company developed for use in its car wash centers includes the following features:

     . Computerized control of the wash system which allows the operator to change time cycles, and equipment functions, and to monitor the status of operations, quickly, easily and cost-effectively, from a remote location on a laptop personal computer.

     . The ability for customers to quickly and easily contact a central national customer help center on a dedicated toll-free number in the event of an equipment malfunction.

     . A frequent wash card system, utilizing bar-code technology, rewards customers with free washes based upon wash frequency, while collecting valuable marketing data.

     . Through its exclusive integrated voice, LED display and video instruction features, the system provides the customer with step-by-step instructions on how to operate the system.

     . A grace period feature permits the customer to continue the wash cycle by inserting additional quarters after his or her initial time has expired.

     . A bonus time feature allows customers more time per coin during off-peak hours.

PROTOTYPE CENTER. There are two types of prototype Precision Auto Wash centers:
(i) the "Classic," a stand-alone facility consisting of one automatic and four self-service car wash bays; and (ii) the "Junior," a one-bay automatic car wash facility to be located on the same site as a Precision Tune Auto Care center or a Precision Lube Express center. The "Classic" Precision Auto Wash Center is designed to be placed on a half-acre lot. Exclusive of real estate, the estimated initial investment to open a "Classic" Precision Auto Wash center ranges from $52,600 to $669,000. The initial investment required for a "Junior" Precision Auto Wash, exclusive of real estate, ranges from $40,100 to $420,500.

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

FRANCHISE MARKETING. Prospective Precision Auto Wash franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees. As a method of capturing the market of existing car wash owners, this past fiscal year the Company began a program for existing car wash owners to participate in the various benefits and supports offered by the Precision Auto Wash system at reduced fees. Area developers who agree to become a Precision Auto Wash area developer in their territory are paid a portion of the initial franchisee fee and continuing royalty in consideration for assisting in the development and ongoing support of a Precision Auto Wash center. It is anticipated that Precision Auto Wash franchisees generally will purchase equipment manufactured by the HydroSpray Car Wash Equipment Co., Ltd. ("HydroSpray") and Worldwide Drying Systems, Inc. ("Worldwide"), subsidiaries of the Company, and the operational system package from the Company.

PRECISION LUBE EXPRESS

Precision Lube Express is the owner, operator and franchisor of centers which provide fast automobile oil change, lubrication, filter replacement and related basic services. Precision Lube Express centers also check and fill vital fluids, and conduct vehicle safety inspections, including inspection of exhaust systems. Precision Lube Express offers its customers air filters, PCV valves, breather filters, wiper blades and assorted engine additives. Precision Lube Express centers top off vital fluids between customer's oil changes at no charge. At June 30, 1999, there were 14 Precision Lube Express centers owned and operated by franchisees and 6 owned and operated by the Company. As of that date there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

PRECISION TUNE AUTO CARE. Precision Automotive Components ("PAC") is a distributor of automotive parts and equipment located in Winchester, Virginia. PAC currently sells a complete line of quality ignition parts, oil and air filters, brake parts, diagnostic equipment, signage, and other items necessary and incidental to the outfitting and operation of Precision Tune Auto Care centers as well as oil and air filters, spare parts and other supplies to Precision Lube Express centers and Precision Auto Wash centers.

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

FRANCHISING ACTIVITIES

PRECISION TUNE AUTO CARE. The Company sold 4 Precision Tune Auto Care centers to franchisees under its Turnkey Program in the year ended June 30, 1999. As of June 30, 1999, substantially all of the Company's Precision Tune Auto Care centers were owned and managed by franchisees. Precision Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, the Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five year renewal options.

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

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Singapore, Indonesia, Oman, the Bahamas, Curacao/Aruba, Jamaica, the Dominican Republic, St. Croix, Peru, Brazil and El Salvador. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

PRECISION AUTO WASH. The Company sold 11 car wash centers to franchisees under its Turnkey Program in the year ended June 30, 1999. The Company is also aggressively marketing Precision Auto Wash franchises. The standard franchise agreement for Precision Auto Wash franchisees will require the payment of an initial franchise fee between $1,500 and $15,000 depending upon whether or not the franchisee is an existing car wash owner. Franchisees will be required to pay royalties on a yearly basis between $4,000 and $9,000

Franchisees may also be required to contribute a monthly amount between $75 and $150 to a national advertising fund and an additional amounts to a local advertising cooperative. In addition, a franchisee will receive franchise protection within a specified area. Precision Auto Wash franchise agreements have an initial term of ten years and provide for five-year renewal options.

PRECISION LUBE EXPRESS. The Company sold 1 lube center to a franchisee under its Turnkey Program in the year ended June 30, 1999. The standard franchise agreement for Precision Lube Express franchisees requires the payment of an initial franchise fee of $12,500. Franchisees are required to pay continuing royalties of 5% of weekly gross receipts. Precision Lube Express franchisees also are required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising fund and an additional amount of their gross receipts royalties to a local advertising cooperative. The franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Lube Express franchise agreements (namely those inherited in connection with the IPO Combination) have terms that vary with the standard agreement now in use.

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

Precision Lube Express also competes in the service segment of the automotive aftermarket industry. According to the American Oil Change Association, an estimated 650 million oil changes are performed annually in cars and light trucks. These oil changes are performed by individuals or are performed professionally. Professional oil changes are performed in all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil Company (Jiffy Lube International, Inc. and Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. (Instant Oil Change) and Texaco Inc. (Express Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, EconoLube and Tune, Tunex International Inc. and Speedee Oil Change and Tune-Up, among others.

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

TRADEMARKS

The Company has registered (subject to certain limited exceptions) a number of trademarks and service marks with the United States Patent and Trademark Office, including "Precision Tune Auto Care," "Precision Auto Wash" and "Precision Lube Express." The Company's failure to obtain trademark and service mark registration could have a material adverse effect on the Company's operations. The Company has also registered and made application to register trademarks in foreign countries where master franchise licenses have been granted.

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

RISK FACTORS

The Company's business and an investment in its Common Stock are subject to certain risks, including the following:

LIMITED OPERATING HISTORY. The Company is in only its second year of operations as a combined entity. While a predecessor of the Company has been in business since 1976, the Company as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of nine automotive maintenance services companies in connection with its initial public offering. There can be no assurance that the Company's management will be able to successfully manage the operations of the combined entity.

COMPETITION. The automotive services industry is highly competitive. Direct competitors exist for each of the Company's businesses, Precision Tune Auto Care, Precision Auto Wash, Precision Lube Express and the Company's manufacturing and distribution divisions and subsidiaries.

The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express; however, the Company also competes with national and regional fast oil change and lube companies, major oil manufacturers, local service stations, and local, regional and national automobile maintenance and repair service providers. See "Business--Competition". Competitors for the services provided by Precision Auto Wash include regional and local car wash operators. The Company believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, quality of service and price.

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

The Company's manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company. In addition, although the Company does not intend to sell its complete proprietary automated car wash system to unaffiliated car wash centers, the Company sells certain car wash equipment to car wash centers unaffiliated with the Company. The sale of car wash equipment to unaffiliated car wash centers could increase the level of competition in the Company's car wash business, allow the Company's competitors to compete more effectively with the Company or reduce the Company's ability to distinguish itself from its competitors. See "Business--Operations--Manufacturing and Distribution."

Certain competitors in each of the areas discussed above have greater financial resources than the Company, and there can be no assurance that the Company or individual Precision centers will be able to compete effectively. See "Business--Competition."

RELIANCE ON FRANCHISING. Franchise royalties are a significant component of the Company's revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the "Precision" brand and the reputation the Company believes it enjoys for quality and value. There can be no assurance that the Company or its area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company's rights to receive franchise royalties would be effectively subordinated to the rights of franchisees' lenders. See "Business--Operations."

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

The Company believes that its area developers and the Company have substantially resolved any concerns expressed by its area developers. There can be no assurance, however, that the Company will not become subject to legal proceedings or otherwise expend Company resources in connection with disputes concerning the Company's ability to offer and sell Precision Lube Express and Precision Auto Wash franchises or open Company-owned centers in areas covered by Precision Tune Auto Care area subfranchisor agreements. It also may be difficult for the Company to enforce its area subfranchisor agreements or to terminate the rights of area subfranchisors who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such subfranchisors. Any such disputes or difficulties could increase the costs of the Company's operations or otherwise adversely affect the Company's financial condition and results of operations. See "Business--Operations."

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

CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS. As of September 14, 1999, directors of the Company, executive officers of the Company, and shareholders beneficially-owning more than 5% of the Company's outstanding Common Stock, in the aggregate beneficially owned approximately 63% of the Company's outstanding Common Stock. Accordingly, these persons have substantial influence over the affairs of the Company, including the ability to influence the election of directors, the outcome of votes by the Company's shareholders on major corporate transactions, including mergers, sales of substantial assets, acquisitions and going-private transactions, and other matters requiring shareholder approval.

FRANCHISING REGULATION. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See "Business--Government Regulation." The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while it registers updates of its disclosure material with various states. Such delays may have an adverse effect on the Company's ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, the failure of the Company to comply with applicable franchise laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

ENVIRONMENTAL REGULATION. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers use chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle are collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on the Company's property or the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on the Company's financial condition and results of operations. See "--Government Regulation."

RISKS OF INTERNATIONAL OPERATIONS. International operations comprised approximately 14% of the Company's consolidated net revenue during the fiscal year ended June 30, 1999. International operations are subject to risks such as currency exchange rate fluctuations, unique legal and regulatory requirements, political and economic uncertainties, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which different cultures do business, operating difficulties and other factors. The many difficulties and risks inherent in international operations could result in a material adverse impact on the Company's business, financial condition and results of operation.

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

The Company's rental obligations on its headquarters and leased warehouse and manufacturing facilities was approximately $493,700 for the year ended June 30, 1999. The Company owns the underlying real estate for two Company-owned car washes and mortgages the underlying real estate for 24 Company-owned centers which includes one auto care center, one lube center, 17 wash centers, and five lube/wash combinations. The rent expense associated with Company-owned and franchised centers for the year ended June 30, 1999 of $1,050,000 is the net amount after allowing for $969,000 of sublease income.

In the opinion of management, the Company's current space is adequate for its operating needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to routine litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock, par value $.01 per share ("Common Stock") is publicly traded on the Nasdaq Stock Market ("Nasdaq") and is quoted under the symbol "PACI." On August 16, 1999, the Company's listing was moved from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company's continued listing on the Nasdaq SmallCap Market is contingent upon Nasdaq approval.

As of September 14, 1999, there were 205 record holders of Common Stock. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company estimates that there are approximately 1,000 shareholders.

The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock during the fiscal years ended June 30, 1999 and June 30, 1998, respectively. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the Company's credit agreement also restrict the Company from paying any dividends.

FISCAL YEAR ENDED JUNE 30, 1999

QUARTER                  HIGH                     LOW
-------                  ----                     ---
First                    $ 10 3/8                 $ 4 5/8
Second                      5 7/8                   2
Third                       3                       1 5/8
Fourth                      3 1/16                  2

FISCAL YEAR ENDED JUNE 30, 1998

QUARTER                  HIGH                     LOW
-------                  ----                     ---
First*                   n/a                      n/a
Second*                  $ 9 1/16                 $ 7
Third                      11                       8 5/8
Fourth                     11                       9 3/4

* The Company's Common Stock began trading on the Nasdaq on November 6, 1997.

ITEM 6. SELECTED FINANCIAL DATA

Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-K/A amendment to this Form within fifteen calendar days.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-K/A amendment to this Form within fifteen calendar days.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-K/A amendment to this Form within fifteen calendar days.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information responsive to this Item cannot be obtained on a timely basis by the Registrant without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Registrant. The Registrant intends to supply this information under cover of a Form 10-K/A amendment to this Form within fifteen calendar days.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Articles of Incorporation classifies the Board of Directors into three classes, as nearly equal in number as possible, with terms which expired or will expire at the Annual Meetings of Shareholders in 1998, 1999, and 2000 respectively. After the initial rotation is complete, one class of directors will be elected at each subsequent Annual Meeting of Shareholders to serve three-year terms.

The terms of four directors will expire at the 1999 Annual Meeting: Messrs. Allen, Ibrahim, Keller and Zamensky ("Class II Directors"). One Class II Director, Gerald Zamensky, has decided not to stand for re-election. The Board of Directors has nominated Mauricio Zambrano V. to serve as a Class II Director.

The Class II Director nominees have been nominated for election for a three-year term expiring at the Annual Meeting in 2002. The terms of the other eight directors will continue as indicated below. Dates of service listed below include service with predecessors of the Company.

                     DIRECTORS WHOSE TERMS EXPIRE IN 1999
                    AND NOMINEES FOR TERMS EXPIRING IN 2002


NAME                            PRINCIPAL OCCUPATION             ADDITIONAL INFORMATION
----                            --------------------             ----------------------
Woodley A. Allen                President, Allen Management      Mr. Allen served as Chief Financial Officer of EZ
Director since 1991             Services, Oakton, VA             Communications, Inc. from March 1973 to May 1992.
Chairman-Audit Committee        (management consulting
Age 52                          firm)

Bassam N. Ibrahim(3)            Partner, Burns, Doane,           From June 1994 to August 1996, Mr. Ibrahim was with Popham,
Director since 1993             Swecker & Mathis, LLP,           Haik, Schnobrich & Kaufman. From June 1990 to June 1994, Mr.
Age 37                          Alexandria, VA (law firm)        Ibrahim was with Mason, Fenwick & Lawrence.

Arthur Kellar(1)(2)             Retired                          Mr. Kellar served as Chairman of the Board of WE JAC
Director since 1991                                              Corporation, the Company's predecessor, from April 1992 to
Chairman-Organization and                                        September 1994. Mr. Kellar served as Chairman of the Board of
  Compensation Committee                                         EZ Communications, Inc. from June 1992 to April 1997.
Age 77

Gerald A. Zamensky              Manufacturing Consultant         Mr. Zamensky served as a Director of Miracle Industries, a
Director since 1997             (self-employed)                  predecessor company from 1991 to November 1997. He also served
Age 58                                                           as President and Chief Executive Officer of Southeastern
                                                                 Plastics, Inc. from 1975 to 1995.

Mauricio Zambrano V.            Vice President, Dessarollo       Mr. Zambrano serves as a director of Cemex, S.A. de C.V.
New Nominee 1999                Integrado, S.A. de C.V.
Age 53


                     DIRECTORS WHOSE TERMS EXPIRE IN 2000

Lynn E. Caruthers(3)            General Partner, Caruthers       Ms. Caruthers has served as Chairperson of the Board of WE JAC
Director since 1991             Properties, Ltd.,                Corporation, the Company's predecessor, since September 1994.
Chairperson of the Board;       Arlington, VA (commercial

Chairperson of the              real estate developer)
  Executive Committee
Age 47

William R. Klumb                Vice President,                  Mr. Klumb previously served as Vice President of Operations
Director since 1997             Car Wash Division                of the Car Wash Division since November 1997. Additional
Age 41                                                           biographic information appears on page 15.

Bernard H. Clineburg(1)         President, United                Mr. Clineburg served as a Director of George Mason Bankshares,
Director since 1993             Bankshares; Chairman and         Inc. and The George Mason Bank from October 1990 to April 1998.
Age 50                          CEO, United Bank
                                (Virginia), Fairfax, VA

Effie L. Eliopulos              Owner and operator of            Ms. Eliopulos serves as Vice President of National Automotive
Director since 1997             retail rental centers,           Chemical. She also served as Chairperson of Miracle Industries
Age 60                          Cambridge, OH                    Inc., a predecessor company,  from 1991 to November 1997.




                     DIRECTORS WHOSE TERMS EXPIRE IN 2001

Charles L. Dunlap(1)            President and Chief              Mr. Dunlap previously served as President, Chief Operating
Director since 1998             Executive Officer                Officer and Director of Crown Central Petroleum Corporation.
Age 56                                                           Additional biographic information appears on page 15.

Richard O. Johnson              President, JJ-AGRO, Inc.,        Mr. Johnson serves as a Director of the following companies:
Director since 1997             Zanesville, OH (farming and      First National Bank of Zanesville, National Gas and Oil
Age 71                          farm services)                   Company, and Muskingun Livestock, Inc.

Harry G. Pappas, Jr.(2)         Chief Financial Officer,         Mr. Pappas operated his own financial consulting firm between
Director since 1996             Partners First Holdings,         July 1992 and November 1997. He served as Chief Financial
Age 52                          LLC, Linthicum, MD (credit       Officer of WE JAC Corporation, the Company's predecessor, from
                                card company)                    February 1997 to May 1997. Mr. Pappas served as Chief Financial
                                                                 Officer of Youth Services International, Inc. from September
                                                                 1994 to May 1995 and Chief Financial Officer of Meridian
                                                                 Healthcare from July 1993 to May 1994. He currently serves as a
                                                                 Director of Creditrust Corporation.

George A. Bavelis(1)            Chairman, President and          Mr. Bavelis has served as Chairman and President of Coin Op.
Director since 1997             Chief Executive Officer,         Vending Co. since 1983. He also serves as Chairman of the Board
Age 62                          Pella Co., Columbus, OH          of Sterling Bancorp and a Director of Heartland Bancorp.
                                (real estate development
                                firm)

(1) Member -- Executive Committee
(2) Member -- Finance and Audit Committee
(3) Member -- Organization and Compensation Committee


EXECUTIVE OFFICERS OF REGISTRANT

CHARLES L. DUNLAP, age 56, was named President and Chief Executive Officer in October 1998, and has been a member of the Board of Directors from that date. From April 1997 until October 1998, Mr. Dunlap was an independent business consultant. From June 1996 to October 1998, Mr. Dunlap served as a director of the Clipper Group, a wholly-owned subsidiary of Credit Suisse -- First Boston. Mr. Dunlap also served as an advisor to the Chairman of the Board of the Clipper Group regarding the merger of TruckStops of America and National Auto/Truckstops. From 1991 to 1996, he served as President, Chief Operating Officer and a Director of Crown Central Petroleum, a petroleum refiner and retail marketer with annual revenues of approximately $1.8 billion.

JERRY L. LITTLE, age 53, was named Senior Vice President and Chief Financial Officer in May 1999. From 1982 to May 1999, Mr. Little was the President and owner of J.L. Little, Inc. in Clifton, Virginia., a consulting firm performing financial, business and tax advisory services to a variety of businesses.

WILLIAM R. KLUMB, age 41, was named Vice President of the Car Wash Division in June 1999. Previously, Mr. Klumb was Vice President Car Wash Operations of WE JAC Corporation, the Company's predecessor, from November 1997 through May 1999. He had been President of Rocky Mountain I since March 1987 and President of Rocky Mountain II since it was incorporated in September 1988. He also served as Managing Member of Ralston Car Wash Ltd. since its formation in 1991. Each of these entities became wholly-owned subsidiaries of the Company as a result of the IPO Combination in November 1997.

JAIME J. VALDES, age 41, was named Senior Vice President -- Latin America in April 1998. From July 1992 until March 1998, Mr. Valdes was the Operating Partner of Promotora de Francquicias Praxis S.A. de C.V., the Precision Tune Auto Care master franchisee for Mexico and Puerto Rico.

JOHN T. WIEGAND, age 37, became Vice President of North American Operations in June 1998. Mr. Wiegand joined WE JAC Corporation, the Company's predecessor, as Director of Field Operations in August 1996. From January 1990 through August 15, 1996, Mr. Wiegand was Director of Sales and Product Management for Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

KEVIN B. ROONEY, age 37, was named Vice President of Franchise Development in July 1997. Mr. Rooney joined WE JAC Corporation, the Company's predecessor, as Director of Franchise Development and Marketing in April 1997. From December 1995 to April 1997, Mr. Rooney was Executive Director of Franchise Development for Decorating Den Systems, Inc. in Bethesda, MD. He joined Decorating Den Systems, Inc. as District Manager in 1988 and was later named National Division Manager in April 1994.

PETER TAHINOS*, age 40, was named Vice President of Marketing and Advertising in September 1997. Mr. Tahinos joined WE JAC Corporation, the Company's predecessor, as Director of Marketing and Advertising in October 1992. From July 1991 to September 1992, Mr. Tahinos served as an Account Supervisor with the advertising agency, Weinstock, White & Associates in Philadelphia, PA. Before that, Mr. Tahinos spent nearly 6 years with MARC Advertising, an advertising agency located in Pittsburgh, Pennsylvania.

ELIOT G. BOWYTZ, age 31, was named Corporate Secretary in April 1999. Mr. Bowytz was named Assistant General Counsel in February 1996. Mr. Bowytz joined WE JAC Corporation, the Company's predecessor, as Staff Attorney in May 1995. From November 1993 to May 1995, he was Manager of Capital Market Projects for the Aries Group, LTD., in Arlington, Virginia

JOHN N. TARRANT, age 31, was named Controller in April 1999. Mr. Tarrant joined WE JAC Corporation, the Company's predecessor, as Financial Analyst in September 1996. From April 1996 until September 1996, he was the Financial Analyst for LCI International in McLean, Virginia. From July 1995 until April 1996, he was an Accountant for Rosenblum, Gloss, Niad & Dietz in Rockville, Maryland. From May 1993 until June 1995 he was an Analyst for Joseph & Pietrafesa in Syracuse, New York.

KARL W. BYRER, age 53, was named Vice President of Business Development in January 1999. Prior to that, he was Vice President of Car Wash Development, a position he assumed with the merger and formation of the Company. From November 1989 until the merger in 1997, he was owner and president of the Karl Byrer Group, a Denver car wash consulting and equipment supply company.

* Mr. Tahinos has recently submitted his resignation effective October 1, 1999.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of ownership and changes of ownership with the SEC and the Nasdaq Stock Market. The Company believes that during the period from July 1, 1998 through June 30, 1999, its directors and executive officers complied with all applicable Section 16(a) filing requirements, except as follows: (i) initial Form 3's for Messrs. Wiegand, Tahinos, Little, Byrer, Marshall, Rooney, Tarrant, Leslie and Bowytz as newly appointed executive officers were not filed on a timely basis; (ii) Messrs. Allen, Bavelis, Caruthers, Clineburg; Ibrahim, Johnson, Kellar, Pappas, and Zamensky, each a director of the Company, was delinquent in reporting the grant of a restricted stock award on Form 4; (iii) Messrs. Dunlap, Klumb, Wiegand and Tahinos, each an executive officer of the Company, was delinquent in reporting the grant of a restricted stock award on Form 4; (iv) Ms. Eliopulos and Messrs. Kellar and Bavelis, each a director of the company, was delinquent in reporting the grant of a restricted stock option on Form 4; and (v) Form 5's for each of the Company's directors and executive officers were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

The table below sets forth the compensation earned and paid to each Named Executive Officer (including certain former executive officers of the Company) who earned $100,000 or more during the periods presented. Amounts shown for a portion of 1997 represent compensation for employment by WE JAC Corporation, the Company's predecessor. Options grants shown for 1997 and a portion of 1998 represent grants by WE JAC Corporation which were assumed by the Company in connection with the IPO Combination.

                                                                                     RESTRICTED  SECURITIES
                                                                    OTHER ANNUAL     STOCK       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR    SALARY        BONUS     COMPENSATION     AWARDS      OPTIONS        COMPENSATION(1)
---------------------------         ----    ------        -----     ------------     ------      -------        ---------------
Charles Dunlap                      1999    $131,538(2)                              $118,750(3)    200,000        $1,615
  President and
  Chief Executive Officer
John F. Ripley                      1999    $108,702(4)                                                           $80,000(5)
  Former President and              1998     199,654       $100,000                                  87,762           279
  Chief Executive Officer           1997     181,734         63,438                                 100,000
Jaime Valdes                        1999    $120,000                                                 25,000
  Senior Vice President -           1998      21,250(6)                                              25,000
  Latin America
James A. Hay                        1999    $137,185(7)                                                           $13,526(8)
  Former Executive Vice President   1998     117,692                 $15,000(9)                      35,000           323
  North America
Arnold Janofsky                     1999    $117,623(10)                                                          $11,643(11)
  Former Senior Vice President and  1998     127,308         $9,646                                   3,500           600
  General Counsel                   1997     117,269                                                  4,000

(1) Amounts represent the Company's matching contributions to the 401(k) Savings Plan and severance payments as indicated below.
(2) Mr. Dunlap's employment with the Company began October 1998.
(3) Mr. Dunlap was awarded a grant of 50,000 shares of restricted stock on March 31, 1999 valued at $2 3/8 per share price. As of June 30, 1999, this grant was worth $153,150 based on a $3 1/16 per share price. No dividends will be paid on this award.
(4) Mr. Ripley resigned from the Company on October 21, 1998.
(5) The amount shown includes severance payments of $80,000.
(6) Mr. Valdes' employment with the Company began April 1998.
(7) Mr. Hay's employment with the Company was terminated effective June 2, 1999.
(8) The amount shown includes severance payments of $12,470.
(9) Mr. Hay's employment with WE JAC Corporation, the Company's predecessor commenced on July 1, 1997. The amount shown is for the reimbursement of relocation expenses.
(10) Mr. Janofsky's employment with the Company was terminated effective June 2, 1999.
(11) The amount shown includes severance payments of $10,693.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL REALIZED VALUE
                                NUMBER OF                                                            AT ASSUMED ANNUAL RATES
                                SECURITIES                              WEIGHTED                     OF STOCK PRICE APPRECI-
                                UNDERLYING    % OF TOTAL OPTIONS        AVERAGE                     ATION FOR OPTION TERM(4)
                                                                                                    ------------------------
                                 OPTIONS      GRANTED TO EMPLOYEES      EXERCISE       EXPIRATION
NAME                            GRANTED(1)      IN FISCAL YEAR          PRICE(2)        DATE(3)       5%             10%
----                            ----------      --------------          --------        -------       --             ---
Charles Dunlap                    200,000           36.0%                3.475          03/31/09   $288,831       $834,692
John F. Ripley (5)                      -            0.0%
Jaime Valdes                       25,000           4.55%                2.375          03/31/09     63,857        134,708
James A. Hay (6)                        -            0.0%
Arnold Janofsky (6)                     -            0.0%


     (1) Stock options exercisable into 549,375 shares of Common Stock were granted to all employees, non-employee directors of the Company and related parties as a group during the fiscal year ended June 30, 1999.

     (2) The exercise price is the "fair market value" of the Company's Common Stock at the date of grant as determined in good faith by the Company's Board of Directors.

     (3) Date shown is expiration date of latest grant. Options generally vest and become exercisable in annual installments of 33% of the shares covered by each grant commencing on the first anniversary of the grant date, and expire ten years after the grant date. Options granted in March 1999 also include an acceleration of vesting provision whereby, to the extent not previously vested, 25% of the options will vest when the Company's stock price closes at $4.00 per share, 75% will vest when the stock price closes at $6.00 per share, and 100% will vest when the stock price closes at $8.00 per share.

     (4) The dollar amounts under the potential realizable values column use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full ten-year term of the options.

     (5) Mr. Ripley resigned from the Company on October 21, 1998.

     (6) Mr. Hay's and Mr. Janofsky's employment with the Company was terminated effective June 2, 1999.


                            YEAR-END OPTION VALUES

                                            NUMBER OF SECURITIES UNDERLYING
                                            UNEXERCISED OPTIONS AT JUNE 30,             VALUE OF THE UNEXERCISED IN-THE-MONEY
                                                        1999                                OPTIONS AT JUNE 30, 1999(1)
                                                        ----                                ---------------------------

NAME                                      EXERCISABLE        UNEXERCISABLE             EXERCISABLE            UNEXERCISABLE
----                                      -----------        -------------             -----------            -------------
Charles Dunlap                              25,000             175,000                $17,188                    $51,563
John F. Ripley (2)                          93,100                                                                     0
Jaime Valdes                                14,583              35,417                  4,297                     12,891
James A. Hay (3)                            14,999                   0                      0                          0
Arnold Janofsky (3)                         19,833                   0                      0                          0

     (1) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on June 30, 1999 was $3.0625. Value is calculated on the basis of the difference between the option exercise price and $3.0625, multiplied by the number of shares of Common Stock underlying the option.
     (2) Mr. Ripley resigned from the Company on October 21, 1998. His separation agreement provides that Mr. Ripley will have until October 1999 to exercise 93,100 of his vested options. The remainder of Mr. Ripley's options have been terminated.
     (3) Mr. Hay and Janofsky were terminated from the Company effective June 2, 1999. Unexercisable options held at the time they departed expired by their terms.

COMPENSATION OF DIRECTORS

          Directors who are employees receive no additional compensation for serving as directors. The Company's recent cash flow difficulties have had an impact on the compensation of non-employee directors. The Company's policy had been for non-employee directors to receive: (i) $1,000 for each Board of Directors meeting attended in person; (ii) $500 for each Board of Directors meeting attended via telephone; and (iii) for members of Board Committees, $200 for each Committee meeting attended. In October 1998, the Board decided to suspend payment of such fees. In March 1999, the non-employee directors agreed to forgo payment of all fees owed for the fiscal year ended June 30,1999. However, in lieu of such cash fees, the Board granted restricted stock awards of 5,000 shares of the Company's Common Stock to each of the following non-employee directors: Woodley A. Allen; George A. Bavelis; Lynn E. Caruthers; Bernard Clineburg; Bassam N. Ibrahim; Richard O. Johnson; Arthur Kellar; Harry G. Pappas, Jr.; and Gerald A. Zamensky. Under the terms of each grant, each outside director's right, title and interest to the 5,000 shares will not vest until the third anniversary of the grant (i.e., March 2002). No portion of the restricted stock award will vest and no shares will be issued prior to the third anniversary unless the following conditions are satisfied: (a) if the Company's stock price closes at $4.00 per share, 25% of the shares will become vested; (b) if the Company's stock price closes at $6.00 per share, 75% will become vested; and (c) if the Company's stock price closes at $8.00 per share, 100% of the shares will become vested.

          Mr. Woodley Allen is due to be paid $10,000 per month for his services as a special financial consultant to the Company from December 1998 through January 1999. In addition, in December 1998, the Board of Directors awarded Mr. Allen an option to purchase 10,000 restricted shares of the Company's Common Stock with an exercise price of $3.625. The underlying shares are not registered under the federal securities laws. The option expires December 31, 2008.

Employment Agreements

     General. In October 1998, the Company entered into an employment agreement with Charles L. Dunlap pursuant to which Mr. Dunlap agreed to serve as President and Chief Executive Officer for a period of three years. The agreement also provides that Mr. Dunlap will serve as a member of the Company's Board of Directors. Mr. Dunlap will receive a base salary of $200,000 per annum. Under the terms of the employment agreement, Mr. Dunlap is required to maintain the confidentiality of proprietary business or technical information he obtains in the course of his employment with the Company, and he is prohibited from competing with the Company in the United States during any time he is performing duties for the Company and for a period of two years thereafter. In the event Mr. Dunlap's employment is terminated by the Company other than for cause, or is terminated by Mr. Dunlap for good reason (e.g., following a change of control of the Company), Mr. Dunlap will be entitled to receive a severance benefit equal to his base salary at the rate in effect at the time of termination for the remainder of his initial term or 18 months, whichever is greater, and will be entitled to receive any salary and benefits accrued, vested or unpaid as of the date of termination. In the event of such termination, Mr. Dunlap also will be entitled to receive a pro rata portion of his performance bonus.

          In June 1999, the Company entered into an agreement with Jerry L. Little pursuant to which Mr. Little agreed to serve as Senior Vice President and Chief Financial Officer. Mr. Little will receive a base salary of $20,000 per month. In conjunction with Mr. Little's employment, Mr. Little was granted an option to purchase 35,000 shares of the Company's Common Stock. These options have an exercise price of $2.50 and vest as follows: 17,500 shares shall vest upon the completion of the 1999 fiscal year end audit and filing of the SEC form 10K and the balance shall vest upon satisfactory completion of the installation of the Company's financial software system unless the stock price achieves certain price levels then a portion of the shares shall vest upon each achievement. These options expire June 1, 2009. The agreement provides that either Mr. Little or the Company may terminate the agreement by providing 90 days notice.

     Severance Arrangements. In October 1998, the Company entered into an agreement with John (Jay) F. Ripley in connection with his resignation as President and Chief Executive Officer of Precision Auto Care, Inc. Pursuant to the terms of this separation agreement, Mr. Ripley is entitled to receive payments of $10,000 a month until October 1999 for serving as a special advisor to the Company. The Board of Directors also extended to October 1999 the period of time Mr. Ripley has to exercise 93,100 of his vested stock options.

     In connection with reorganizing the Company in order to reduce costs and provide for a more responsive management structure, the Company eliminated the senior management positions occupied by Messrs. Hay and Janofsky and their employment with the Company terminated effective June 2, 1999. Following the elimination of these positions, Messrs. Hay and Janofsky advised the Company that they believed that the severance benefit to which they are entitled under their respective employment agreements is to be paid to them as a lump sum. The Company believes that the terms of the agreements require the Company to continue to make salary payments to the executives on a regular basis for the proscribed period and not in the form of a lump sum payment. The Company is presently holding discussions with these two executives concerning ways to resolve the parties' differences.

          Revised Employment Agreements. In March 1999, the Company granted stock options and awards to certain executive officers. As a condition to the grant of certain options, those executive officers that had entered into employment agreements previously were asked to terminate these prior agreements and enter into new employment agreements. In April 1999 and September 1999, the Company entered into revised employment agreements with Jaime Valdes and William
R. Klumb respectively pursuant to which Mr. Valdes agreed to serve as Senior Vice President - Latin American Division and Mr. Klumb as Vice President - Car Wash Division for a period of three years beginning April 1, 1998 and August 26, 1997 respectively. Messrs. Valdes and Klumb will each receive a base salary of $120,000 per annum. Under the terms of the employment agreements, Messrs. Valdes and Klumb are required to maintain the confidentiality of proprietary business or technical information they obtain in the course of their employment with the Company, and are prohibited from competing with the Company in the United States during any time they are performing duties for the Company and for a period of two years thereafter except that if Mr. Klumb's employment is terminated by the Company other than for cause, or is terminated by Mr. Klumb for good reason, then Mr. Klumb's non-competition covenant shall last for a period of time equal to the lessor of 12 months or the remainder of his initial term (if it has not yet expired) or the number of months remaining in any additional one-year term arising thereafter. In the event Messrs. Valdes' or Klumb's employment is terminated by the Company other than for cause, or is terminated by either one of them for good reason (e.g., following a change of control of the Company), the terminated officer will be entitled to receive a severance benefit equal to his base salary at the rate in effect at the time of termination for the lessor of the 12 months or the remainder of his initial term (if it has not yet expired) or the number of months remaining in any additional one-year term arising thereafter, and will be entitled to receive any salary and benefits accrued, vested or unpaid as of the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the shares of Common Stock beneficially owned by
(i) person known by the Company to beneficially own greater than 5% of the Company's outstanding stock, (ii) each director of the Company, (iii) each executive officer named in the table below labeled Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. For purposes of this table, and as used elsewhere in this Proxy Statement, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Company believes that each individual owner listed below exercises sole voting and dispositive power over their shares.

                                                      Amount of          Percentage of Outstanding
                                                      ---------          -------------------------
Name of Beneficial Owner                        Beneficial Ownership           Common Stock
------------------------                        --------------------           ------------
Five-Percent Stockholders:
SAFECO Corporation/(1)/                                 1,215,500                  16.54%
Avenir Corporation/(2)/                                   713,500                  10.42%
Roberto Zambrano V., Mauricio Zambrano V.                                           7.82%
David Zambrano V. & Daniel Zambrano/(3)/                  520,421
William P. Stiritz/(4)/                                   500,000                   7.54%

Directors and Executive Officers:
Lynn E. Caruthers/(5)/                                    140,581                   2.29%
Charles Dunlap/(6)/                                       108,333                   1.75%
John F. Ripley/(7)/                                       105,050                   1.69%
Jaime Valdes/(8)/                                          64,004                   1.04%
William R. Klumb/(9)/                                      61,429                      *
John T. Wiegand/(10)/                                      27,250                      *
Peter Tahinos/(11)/                                        23,584                      *
James A. Hay/(12)/                                          3,161                      *
Arnold Janofsky/(13)/                                       3,725                      *
Woodley A. Allen/(14)/                                     28,000                      *
George A. Bavelis/(15)/                                    93,317                   1.52%
Bernard H. Clineburg/(16)/                                 17,500                      *
Effie L. Eliopulos/(17)/                                  269,562                   4.38%
Bassam N. Ibrahim/(18)/                                    18,850                      *
Richard O. Johnson                                         61,497                   1.00%
Arthur Kellar/(19)/                                       210,029                   3.41%
Harry G. Pappas, Jr./(20)/                                 31,000                      *
Gerald A. Zamensky/(21)/                                  104,641                   1.71%
All directors and executive officers as a group         1,426,225                  21.84%
   (23 persons)/(22)/)

* Represents less than 1%.

(1) As reported in Schedule 13G (Amendment No. 2) filed with the Commission on February 12, 1999. Includes shares held by SAFECO Common Stock Trust, SAFECO Resource Series Trust and SAFECO Asset Management Company. Safeco Corporation's business address is SAFECO Plaza, Seattle, Washington 98185.

(2) As reported in Schedule 13G (Amendment No. 1) filed with the Commission on February 11, 1999. Avenir Corporation's business address is 1725 K Street, NW, Suite 410, Washington, DC 20006.

(3) As listed in the Company's stock transfer records. The shares are held in the names of the listed individuals as joint tenants. The business address for each such reporting person is P.O. Box 1499, Olmito, Texas 78575.

(4) As reported on Schedule 13D filed with the Commission on December 31, 1997. Does not include 10,000 shares owned by Mr. Stiritz's son, of which Mr. Stiritz disclaims beneficial ownership. Mr. Stiritz's business address is 10401 Clayton Road, Suite 101, St. Louis, Missouri 63131.

(5) Includes a restricted stock award of 5,000 shares and includes 24,500 shares held by CARFAM Associates and 77,938 shares held by Caruthers Properties, Ltd., limited partnerships in which Ms. Caruthers holds limited partnership interests and options to purchase 10,000 shares which Ms. Caruthers may exercise within 60 days.

(6) Includes a restricted stock award of 50,000 shares and includes 58,333 options to purchase shares that are exercisable within 60 days.

(7) Mr. Ripley resigned from the Company on October 21, 1998. Includes options to purchase 93,000 shares that are exercisable within 60 days.

(8) Includes options to purchase 14,583 shares that are exercisable within 60 days.

(9) Includes a restricted stock award of 10,000 shares and includes 13,333 options to purchase shares that are exercisable within 60 days.

(10) Includes a restricted stock award of 15,000 shares and includes 11,000 options to purchase shares that are exercisable within 60 days.

(11) Includes a restricted stock award of 10,000 shares and includes 13,000 options to purchase shares that are exercisable within 60 days.

(12) Mr. Hay's employment with the Company was terminated effective June 2, 1999.

(13) Mr. Janofsky's employment with the Company was terminated effective June 2, 1999.

(14) Includes a restricted stock award of 5,000 shares and includes 20,000 options to purchase shares that are exercisable within 60 days.

(15) Includes a restricted stock award of 5,000 shares and includes 4,500 options to purchase shares that are exercisable within 60 days.

(16) Includes a restricted stock award of 5,000 shares and includes 10,000 options to purchase shares that are exercisable within 60 days.

(17) Includes 20,458 options to purchase shares that are exercisable within 60 days.

(18) Includes a restricted stock award of 5,000 shares and includes 10,000 options to purchase shares that are exercisable within 60 days.

(19) Includes a restricted stock award of 5,000 shares and includes 35,000 options to purchase shares that are exercisable within 60 days.

(20) Includes a restricted stock award of 5,000 shares and includes 12,500 options to purchase shares that are exercisable within 60 days.

(21) Includes a restricted stock award of 5,000 shares and includes 47,176 shares held by Mr. Zamensky's spouse.

(22) Includes restricted stock awards of 130,000 shares and includes 373,597 options to purchase shares that are exercisable within 60 days of executive officers and directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1997, certain directors either directly or through affiliated entities, were granted options to purchase certain properties and lease them back to the Company (the "Hellenic Options"). Hellenic, LLC, a limited liability company partially owned by directors George A. Bavelis (15.12%) and Effie L. Eliopulos (15.12%) held the Hellenic Options on the real estate relating to nine car wash centers. In March 1999, in a non-related party transaction, the Company entered into an agreement to sell the real estate related to the Hellenic Options. As consideration for the waiver of the Hellenic Options the Company agreed to grant Hellenic LLC the option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $2.00. The underlying shares have not been registered under the federal securities laws. Subsequently, Hellenic LLC assigned portions of this restricted stock option to its members, of which, George A. Bavelis and Effie L. Eliopulos received options for 4,500 shares and 9,000 shares of the Company's Common Stock, respectively.

In October 1998, all of the Company's directors except Messrs. Clineburg and Pappas participated in the creation of a limited liability company formed for the purpose of loaning the Company $2 million in a subordinated debt financing. The loan was initiated by these directors and subsequently incorporated as a requirement of the Company's existing credit facility. The loan bears interest at a rate of 14% per annum and its terms call for the rate of interest to be increased in the event of a default by the Company on this loan or on any of the Company's senior indebtedness. As of August 15, 1999, these directors agreed to remove all defaults and defer current interest through December 31, 1999. The loan due date has been amended to November 1, 2000, and the directors have agreed to accept the Company's stock in lieu of the outstanding accrued interest through August 15, 1999.

In January 1999, the Company borrowed $5.0 million from Arthur Kellar, a director of the Company, pursuant to the terms of a Subordinated Debenture (the "Subordinated Debenture"). The Subordinated Debenture was initiated by the directors of the Company and subsequently incorporated as a requirement of the Company's existing credit facility. The Subordinated Debenture bears interest at a rate of 15% per annum and its terms call for the rate of interest to be increased in the event of a default by the Company. As an inducement for the purchase of the Subordinated Debenture, the Company agreed to issue Mr. Kellar options to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to $2.00. The Company also agreed to pay Mr. Kellar a financing fee at the maturity of the Subordinated Debenture in the amount of $50,000. In May 1999, the Shareholders approved the issuance of shares of the Company's Common Stock in order to pay the interest and fees on the Subordinated Debenture. These shares were not registered under the federal securities laws. This loan is currently in default. The Company is presently negotiating terms under which the loan will be restructured. It is the Company's intention to further request the approval of an issuance of the Company's Common Stock to Mr. Kellar based on past accrued interest.

In June 1998, the Company entered into a contract to sell a parcel of real-estate located in Greenwood, Indiana to Precision Ventures, LLC. ("Precision Ventures") for $260,000. Precision Ventures also purchased two franchises from the Company to operate at that location for $26,000. Precision Ventures is partially owned by Andrew Zamensky (25%) who is the son of Gerald Zamensky, a director of the Company. The Company acquired the property in December 1997 for $220,000. The fairness of the negotiated sales price was approved at the time of the transaction by John F. Ripley, the former Chief Executive Officer of the Company. In June, 1998, the Company received $26,000 of the sales price for the real estate. The balance was due on or before November 30, 1998 under a promissory note. No interest was being charged on the note due to the fact that the land is not yet zoned for the operation of a car wash and quick oil change and lube business. Due to the fact that zoning was delayed, the promissory note was not paid until July 1999 for a reduced amount of $223,000. The reduction in purchase price was approved by Charles Dunlap, the Company's current Chief Executive Officer.

In June 1998, the Company sold a Company-owned auto care center located in Denver Colorado to Inter-Ventures, LLC ("Inter-Ventures") for $220,000. Inter-Ventures is partially owned by William B. Klumb (25%) and Effie L. Eliopulos (16.67%). Mr. Klumb is an officer and director, and Ms. Eliopulos is a director of the Company. The Company acquired the center which it had been operating under a management agreement since February 1997 in June 1998 for $106,200. The fairness of the negotiated sales price was approved at the time of the transaction by James A. Hay, a former executive officer of the Company. The Company has been paid the purchase price in full. In relation to this transaction and due to the fact that the Company was not able to assign the then current lease to Inter-Ventures, the Company agreed to pay Inter-Ventures the sum of $19,150 which represents the value of the higher monthly rental over the old lease or a credit of $25,000 to be used against franchise operating fees and/or purchase of supplies and equipment from the Company's subsidiary and that the Company would offer its guaranty in lieu of the individual principals. In addition, the Company agreed to pay the attorneys' fees of Inter-Ventures related to the negotiation of a new lease, which amounted to $4,387.13. The Finance and Audit Committee approved and the Company's Board of Directors (without the participation of Mr. Klumb and Ms. Eliopulos), ratified the offset / credit and payment of attorneys' fees. William B. Klumb (25%) and Effie L. Eliopulos (16.67%) are partial owners of Inter-Ventures, LLC ("Inter-Ventures"). In conjunction with this center, Inter-Ventures pays the Company approximately $4,000 per month for franchise royalties, inventory and supplies associated with these operations.

Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis, LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 1999 did not exceed five percent of the firm's gross revenues.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   Financial Statements

          Information responsive to this Item cannot be obtained on a timely basis by the Company without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Company. The Company intends to supply this information under cover of a Form 10-K/A amendment to this Form 10-K within 15 calendar days.

     2.   Financial Statement Schedules

          Information responsive to this Item cannot be obtained on a timely basis by the Company without unreasonable effort or expense and is the subject of a Form 12b-25 filing made by the Company. The Company intends to supply this information under cover of a Form 10-K/A amendment to this Form 10-K within 15 calendar days.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1999.

(c)  Exhibits

3.1 Articles of Incorporation of the Company included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, are incorporated herein by reference.

3.2 By-laws of the Company included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 are incorporated herein by reference.

4.1 Subordinated Debenture dated January 25, 1999, in the principal amount of $5,000,000, included as an exhibit to the Company's Current Report on Form 8-K, filed February 1, 1999, is incorporated herein by reference.

4.2 Amended and Restated Loan Agreement between the Company and certain of its subsidiaries wholly-owned or controlled by it and First Union National Bank, included as an exhibit to the Company's Current Report on Form 8-K filed March 31, 1999, is incorporated herein by reference.

10.1 Plan of Reorganization and Agreement for Combination of Business dated as of August 27, 1997, by and among the Company, WE JAC Corporation, Miracle Industries, Inc., Lube Ventures, Inc., Rocky Mountain Ventures, Inc., Rocky Mountain Ventures II, Inc., Miracle Partners, Inc., Prema Properties, LLC, Ralston Car Wash, LLC and KBG LLC, included as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, is incorporated herein by reference.

10.2 Loan and Security Agreement between the Company and its designated subsidiaries and Signet Bank, now known as First Union National Bank, dated as of November 12, 1997, but incorporating on a composite basis the terms of Amendment No. 2 dated as of May 12, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.3 Amendment No. 3 to Loan and Security Agreement between the Company and its designated subsidiaries and First Union National Bank dated October 1, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.4 Second Consolidated, Amended and Restated Revolving and Acquisition Line of Credit Promissory Note by the Company and its designated Subsidiaries in favor of First Union National Bank dated October 1, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.5 Employee Stock Purchase Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-49097), filed April 1, 1998, is incorporated herein by reference.

10.6 Employee Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47169), filed March 2, 1998, is incorporated herein by reference.

10.7 Employment Agreement between the Company and John F. Ripley, dated June 17, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.8 Employment Agreement between the Company and James A. Hay, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 is incorporated herein by reference.

10.9 Employment Agreement between the Company and Arnold Janofsky, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, is incorporated herein by reference.

10.10 Employment Agreement between the Company and Grant G. Nicolai, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, is incorporated herein by reference.

10.11 Employment Agreement between the Company and John F. Moynahan, dated June 8, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.12 Employment Agreement between the Company and Peter Kendrick, dated August 27, 1997, included as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, is incorporated herein by reference.

10.13 Employment Agreement between the Company and Jaime J. Valdes dated March 31, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.14 Independent Contractor Agreement between the Company and Ernest S. Malas dated November 12, 1997, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.15 Subscription and Stock Purchase Agreement dated as of March 31, 1998, by and among the Company, Precision Auto Care Mexico I, S. de R.L. de C.V., and Promotora de Franquicias Praxis, S.A. de C.V., included as an exhibit to the Company's Current Report on Form 8-K, filed April 15, 1998, is incorporated herein by reference.

10.16 Agreement with John F. Ripley, dated October 21, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.17 Employment Agreement with Charles L. Dunlap, dated October 21, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.18 Subordinated Debenture Agreement with Board LLC, dated October 15, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.19 1998 Employee Stock Purchase Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.20 1998 Outside Directors' Stock Option Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.21 Mortgage Finance Documents (Heartland Bank), dated March 8, 1999, included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed May 17, 1999, is incorporated herein by reference.

10.22 1999 Employee Stock Option and Restricted Stock Plan, included as Exhibit A to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on May 25, 1999, is incorporated herein by reference.

*10.23 Revised Employment Agreement dated April 20, 1999, between the Company and Jaime Valdes.

*10.24 Revised Employment Agreement dated September 27, 1999, between the Company and William R. Klumb.

*10.25 Amended and Restated Loan and Security Agreement dated as of February 1, 1999, between the Company and its designated subsidiaries and First Union National Bank.

* 10.26 Third Consolidated, Amended and Restated Revolving and Acquisition Line of Credit Promissory Note by the Company and its designated subsidiaries in favor of First Union National Bank dated February 1, 1999.

* 10.27 Loan Agreement dated as of May 17, 1999, by and between FFCA Acquisition Corporation and the Company.

* 10.28 First Amendment dated May 13, 1999, to Amended and Restated Loan and Security Agreement between the Company and its designated subsidiaries and First Union National Bank.

* 10.29 Employment Agreement dated June 1, 1999, between the Company and Jerry Little.

* 21.    Significant Subsidiaries of the Company.

* 24.    Powers of Attorney.

  _____________________

* Filed herewith

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1999.


                                      PRECISION AUTO CARE, INC.


                                      By: /s/ CHARLES L. DUNLAP
                                          -------------------------------------
                                          Charles L. Dunlap
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                       TITLE                                      DATE
                       ---------                                       -----                                      ----
                 /s/      *                              Chairperson of the Board                          September 28, 1999
                 ---------------------
                  LYNN E. CARUTHERS


                 /s/ CHARLES L. DUNLAP                   President, Chief Executive Officer and            September 28, 1999
                 ---------------------
                                                           Director (Principal Executive Officer)
                  CHARLES L. DUNLAP


                 /s/ JERRY L. LITTLE                     Senior Vice President and Chief Financial         September 28, 1999
                 ---------------------
                                                           Officer (Principal Financial Accounting
                  JERRY L. LITTLE                          Officer)

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  WOODLEY A. ALLEN

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  GEORGE A. BAVELIS

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  BERNARD H. CLINEBURG

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  EFFIE L. ELIOPULOS

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  BASSAM N. IBRAHIM

                                                         Director                                          September 28, 1999
                          *
                 ---------------------
                  RICHARD O. JOHNSON

              SIGNATURE                        TITLE            DATE
              ---------                        -----            ----
                                             Director       September 28, 1999
               *
     -----------------------
         ARTHUR KELLAR

                                             Director       September 28, 1999
               *
     -----------------------
         HARRY G. PAPPAS, JR.

                                             Director       September 28, 1999
               *
     -----------------------
         WILLIAM R. KLUMB

                                             Director       September 28, 1999
               *
     -----------------------
         GERALD A. ZAMENSKY



*By: /s/ ELIOT G. BOWYTZ
     -----------------------
         Eliot G. Bowytz
         Attorney-in-Fact
         (Upon the Authority of a Power-of-Attorney filed as Exhibit 24 to this Annual Report.)