Form 10-K/A
period 1999-06-30
PRECISION AUTO CARE INC
filed 1999-10-14
CIK 1038541

The following were the subject of a Form 12b-25 and are included herein: Items 6, 7, 7A, 8 and 14.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 14, 1999 was $10,187,004 based on the closing price of $2.00 per share. As of that date, 6,132,173 shares of Common Stock were issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS

Explanatory Note: In this Form 10-K/A, the registrant has added additional risk factor disclosure in Item 1 and has included the information omitted from Items 6, 7, 7A, and 8 and portions of Item 14 of the Form 10-K originally filed by the registrant on September 28, 1999.

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

FRANCHISING ACTIVITIES

PRECISION TUNE AUTO CARE. The Company sold 8 Precision Tune Auto Care franchises in the year ended June 30, 1999. As of June 30, 1999, substantially all of the Company's Precision Tune Auto Care centers were owned and managed by franchisees. Precision Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, the Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five year renewal options.

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

PRECISION AUTO WASH. The Company sold 4 car wash franchises in the year ended June 30, 1999. The Company is also aggressively marketing Precision Auto Wash franchises. The standard franchise agreement for Precision Auto Wash franchisees will require the payment of an initial franchise fee between $1,500 and $15,000 depending upon whether or not the franchisee is an existing car wash owner. Franchisees will be required to pay royalties on a yearly basis between $4,000 and $9,000

Franchisees may also be required to contribute a monthly amount between $75 and $150 to a national advertising fund and an additional amounts to a local advertising cooperative. In addition, a franchisee will receive franchise protection within a specified area. Precision Auto Wash franchise agreements have an initial term of ten years and provide for five-year renewal options.

PRECISION LUBE EXPRESS. The Company sold 5 lube franchises in the year ended June 30, 1999. The standard franchise agreement for Precision Lube Express franchisees requires the payment of an initial franchise fee of $12,500. Franchisees are required to pay continuing royalties of 5% of weekly gross receipts. Precision Lube Express franchisees also are required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising fund and an additional amount of their gross receipts royalties to a local advertising cooperative. The franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Lube Express franchise agreements (namely those inherited in connection with the IPO Combination) have terms that vary with the standard agreement now in use.

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

RISK FACTORS

The Company's business and an investment in its Common Stock are subject to certain risks, including the following:

GOING CONCERN. Due to the Company's operating losses and working capital deficiency, Ernst & Young LLP, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements for the year ended June 30, 1999 that expresses substantial doubt as to the Company's ability to continue as a going concern. The inclusion of this explanatory paragraph regarding the ability of the Company to continue as a going concern could have a material adverse effect on the results of the operation and financial condition of the Company. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern. See "Report of Independent Auditors", dated October 8, 1999, included in this report at Item 8.

LIQUIDITY. The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on indebtedness. Since the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained, impacting its ability to meet its obligations to its suppliers and to the bank and other creditors. And while the Company has entered into a number of financing transactions to improve its financial position, including subordinated debt issued to members of the Board of Directors and mortgage financing on Company-owned real estate, the proceeds of such transactions have mostly been devoted to paying down the Company's bank debt and have not significantly contributed to working capital. The Company has been forced to negotiate a number of amendments and extensions to its indebtedness arrangements with the bank and its other creditors. The Company has also implemented a program to improve its cash flow, including but not limited to, expense reduction, improved inventory management, accelerated collection of accounts receivable and disposition of selected assets. There can be no assurances that the Company's efforts will succeed in eliminating the Company's working capital deficiency and further reductions in expenditures, sales of additional assets or supplemental financing may be necessary. For additional details see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, at Item 7 of this report".

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

The Company's manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company. The Company does sell its complete proprietary automated car wash system to car wash centers unaffiliated with the Company. The sale of car wash equipment to unaffiliated car wash centers could increase the level of competition in the Company's car wash business, allow the Company's competitors to compete more effectively with the Company or reduce the Company's ability to distinguish itself from its competitors. See "Business-- Operations--Manufacturing and Distribution."

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

The Company conducts its car wash chemical blending and distribution operations from an 8,000 square foot Company-owned facility located in Cambridge, Ohio and operates its modular building manufacturing facility from a 27,000 square foot Company-owned building located in Mansfield, Ohio.

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

FISCAL YEAR ENDED JUNE 30, 1999

QUARTER                  HIGH                     LOW
-------                  ----                     ---
First                    $ 10 3/8                 $ 4 5/8
Second                      5 7/8                   2
Third                       3                       1 5/8
Fourth                      3 1/16                  2

FISCAL YEAR ENDED JUNE 30, 1998

QUARTER                  HIGH                     LOW
-------                  ----                     ---
First*                   n/a                      n/a
Second*                  $ 9 1/16                 $ 7
Third                      11                       8 5/8
Fourth                     11                       9 3/4

* The Company's Common Stock began trading on the Nasdaq on November 6, 1997.

Item 6.  Selected Financial Data


                                                   1999      1998     1997     1996      1995
                                                 ---------  -------  -------  -------  --------
(AMOUNTS IN THOUSANDS, EXCEPT PER
SHARE DATA)

Net sales......................................  $ 44,769   $41,776  $27,457  $26,734  $26,579
Net Income (loss) from operations..............   (21,019)    1,228    1,255    1,070     (225)
Net EPS (diluted)..............................  $  (3.43)  $  0.28  $  0.82  $  0.73  $ (0.11)
Total assets...................................    64,575    86,549  $26,694  $25,654  $24,810
Total debt.....................................    24,196    24,243    9,379    8,462    8,633
Cash dividends declared per common share (1)...  $    --    $   --   $  --    $   --   $   --

  (1) In conjunction with the Company's initial public offering, in 1998 a cash dividend totaling approximately $360,000 was declared and paid to the former shareholders of WE JAC Corporation, but is not included in the per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

Precision Auto Care is a global franchisor of auto care, car wash and quicklube centers. The Company also manufactures automatic car wash equipment and modular quicklube buildings. Company revenues are derived from four primary areas: franchise development, royalties, manufacturing and distribution, and Company-owned centers. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Manufacturing and distribution revenues are derived from the sale of automotive parts and equipment and the manufacture and sale of car wash equipment, parts, supplies and chemicals. Company-owned center revenue is derived from Precision Auto Wash and Precision Lube Express centers owned and operated by the Company.

Direct costs consist of the cost of parts and equipment, fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, corporate costs associated with directly supporting the franchise system, and the cost of operating Company-owned centers. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items include, interest income and expense, severances, abandoned acquisitions, early buyout of lease obligations and the operating results of Precision Tune Auto Care centers held for resale by the Company.

The following table sets forth certain income statement items as a percentage of net revenue for the year ended June 30, 1997, 1998 and 1999.

                                         1997   1998    1999
                                         -----  -----  ------
Net revenue............................   100 %  100 %   100 %
Direct cost............................    74     74      88
                                         ----   ----    ----

Contribution...........................    26     26      12
General and administrative expense.....     9      9      29
Depreciation and amortization expense..     4      4       3

Charge for impairment of goodwill......     -      -      10
                                         ----   ----    ----

Operating income.......................    13     11     (35)
Other expense..........................    (4)    (4)    (14)
                                         ----   ----    ----

Income before taxes....................     9      7     (50)
Provision for income taxes.............     5      4      (3)
                                         ----   ----    ----

Net income.............................     5 %    3 %   (47) %
                                         ====   ====    ====

As previously announced the Company has been experiencing cash flow difficulties. In an effort to return the Company to positive cash flow and profitability, the Board of Directors has approved a series of initiatives by management which call for the disposition of certain assets and restructuring of the Company. The Company believes that recently completed sales of certain assets together with future sales made in connection with the discontinuation of certain businesses will have a positive impact on future cash flow and reduce past due trade payables. Several joint ventures are currently under negotiation that would also improve cash flow, reduce inventories and trade payables. If consummated, these transactions would also allow management to devote more of its attention to its core auto care and franchising business.

The Company's core auto care and franchising business continues to benefit from an improved focus on unit economies, in the field training programs and the co-branding strategies. Hydro-Spray's car wash manufacturing operations are being restructured to improve quality control, margins and its distribution system. The Company is taking steps designed to enable these divisions to reach a broader range of customers. Precision Building Solutions, the Company's modular building division is focusing its efforts on multiple building customers and joint venture partners as part of its strategy to increase sales. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

These strategies combined with the restructuring actions and asset sales the Company is pursuing could lead to a significant improvement in cash flow. Efforts are also underway to raise capital with strategic partners or investors to reduce the Company's current level of debt. While all of these actions may result in a restructured company with potentially less revenue, the Company believes greater profitability and positive cash flow will thereafter be achieved from the Company's then remaining current operations.

The Company's recent success in securing commitments to extend the maturity of its bank loan and board debt to October 2000, places it in a better position to achieve its recapitalization and restructuring objectives. These extensions will help the Company continue its restructuring, recapitalization and product improvement initiatives.

In the event that the Company is unable to accomplish its restructing and strategic objectives, is unable to secure additional financing, or is otherwise unable to generate revenues sufficient to cover operating expenses, the Company may be unable to satisfy most of its current liabilities and would be unable to sustain its operations at the current level, which could result in the Company, among other things, further reducing discretionary expenses and liquidating certain assets. The financial statements do not include any adjustments that might result from this uncertainty.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

Revenue. Revenue for the twelve months ending June 30, 1999 was $44.8 million, an increase of $3.0 million, or 7%, compared with revenue of $41.8 million for the prior year. The increase was due to higher sales from company centers, $3.5 million, royalties $406,000, and manufacturing and distribution of $636,000. These increases were offset by a decrease in franchise development of $1.2 million and other revenues of $342,000. Royalty revenues from domestic franchises decreased 6% or $891,000. The Company has made an ongoing effort to remove under-performing stores from the franchise system which contributes to the decrease. This decrease was offset by an increase of $1.3 million in royalties from Praxis a subsidiary in Mexico acquired in April 1998. Manufacturing and distribution revenues of $21.1 million for the twelve months ending June 30, 1999 increased by $636,000 or 3% compared with the prior fiscal year's sales of $20.5 million. An increase of $3.2 million or 129% of wash equipment sales and a $1.7 million sales increase for Praxis was partly offset by a decrease in auto parts distribution sales of $4.1 million or 34% and modular building sales of $390,000 or 35%. The Company's auto parts distribution business was adversely affected by the constrained cash flow during the fiscal year. Revenue from Company-owned and operated stores increased by $3.5 million or 88%, principally due to the increased length of time the Company owned stores during fiscal year 1999 compared to the prior fiscal year.

Direct Cost. Direct costs for the twelve months ending June 30, 1999 totaled $39.6 million, an increase of $8.9 million or 29%, compared with $30.7 million for the year ending June 30, 1998. The increase was due in part to direct cost from Praxis of $4.9 million which was not included in the first nine months of last year's results. The remainder of the increase was related to the inclusion of costs for the merged companies for the twelve months ending June 30, 1999, compared to five months of the prior year. As a percentage of sales, overall direct costs increased 20% in 1999 compared with 1998. Franchise development costs in fiscal year 1999 were $1.4 million, a decrease of $321,000 or 18% from $1.7 million in fiscal year 1998. The overall decrease was a direct result of lower sales of franchises and international licenses. As a percentage of sales franchise development costs increased 72% to 133% of sales in 1999 from 77% of sales in 1998. Retail operation's costs for the year ended 1999 compared with 1998 remained flat at $7.9 million. As a percentage of sales, retail operation costs decreased 3% in fiscal year 1999 compared to fiscal year 1998. The increase in direct costs was primarily in the area of manufacturing and distribution. The Company's auto parts and distribution costs were $7.9 million in 1999, a decrease of $3.0 million from $10.9 million in 1998. As a percentage of sales, parts distribution costs increased 10% in fiscal year 1999 compared to fiscal year 1998. This increase was the result of insufficient working capital dedicated to the business. Throughout fiscal year 1999 parts inventory was on average lower and fill rates on sales declined. As a result the Company was not able to absorb as much of the direct overhead in fiscal year 1999 compared with 1998. Wash equipment costs increased $4.4 million or 129% to $11.1 million in 1999 from $6.2 million in 1998. As a percentage of sales wash equipment manufacturing costs were 116% of sales in 1999, an increase of 52% compared with costs in 1998. This significant increase was partially attributable to costs associated in rolling out a new product, the Hydro Spray Rainmaker. Margins overall were lower due to higher labor costs, inventory costs, and higher costs for parts and raw materials. In June 1999 the Company made several moves to restructure Hydro Spray, a significant piece of the wash equipment operation, which included changes in management, modifying distributor agreements and revising standard sales contracts. The Company is reviewing the pricing of its products to determine whether an increase is required to earn a reasonable profit margin.

General and Administrative Expense. General and administrative expense was $12.9 million for the twelve months ending June 30, 1999, an increase of $8.8 million, or 215%, compared with the last fiscal year. This increase is partly attributed to direct writeoffs and increases in the allowance for doubtful accounts and professional fees related to legal, accounting and information systems services incurred during the year of $6.0 million and $2.2 million respectively. Charges or allowances are made to accounts which management determines are uncollectible or doubtful. In an effort to reduce overhead expenses several senior management positions were eliminated and work done by outside professionals were brought in-house in the latter part of the year. These changes did not have a significant impact on expenses for fiscal year 1999. The Company expects savings from those actions to be realized in coming years.

Amortization and Depreciation Expense. Depreciation and amortization expense was $3.5 million for the twelve months ending June 30, 1999, an increase of $1.2 million or 55% compared with $2.2 million for the year ended June 30, 1998. Depreciation expense increased as result of the merger, acquisitions and capital expenditures. The company has purchased signs and computers for a majority of its 550 franchisees. The increase in amortization expense includes amortization of goodwill and other intangible assets of $1.9 million. The increase in amortization expense is most significantly the result of twelve months of amortization expense for businesses acquired in November 1997 and April 1998.

Impairment of Assets. The Company expensed $4.7 million as a special charge to reduce the amount of goodwill. The impairment charge to goodwill is the difference between the carrying amounts of assets the Company is planning to dispose of in the coming year and the expected realizable value of those assets.

Operating Income (Loss). The Company recorded an operating loss for the twelve months ending June 30, 1999 of $15.9 million which represents a decline in operating income of $20.5 million or 436% compared with operating income of $4.7 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin of $5.9 million. Also included in the decrease is an increase in amortization expense and an impairment charge to goodwill of $450,000 and $4.7 million respectively.

Interest Expense. Interest expense was $2.6 million for the twelve months ending June 30, 1999 an increase of $1.6 million or 152% compared with $1.0 million for the year ended June 30, 1998. Higher interest expense was the result of carrying more debt at higher rates of interest compared with the prior year.

Other Expense. Other expense was $4.0 million for the twelve months ending June 30, 1999 an increase of $3.2 million or 398% compared with $803,000 for the year ended June 30, 1998. Other expenses for 1999 include $1.2 million for executive's severance pay, $1.4 million for abandoned acquisitions, $425,000 for lease buyouts and real estate taxes.

Provision for Income Taxes. The provision for income taxes was a benefit of $1.3 million for the twelve months ending June 30, 1999 a decrease of $3.0 million or 174% compared with income tax expense of $1.8 million for the year ended June 30, 1998.

Net Income and Earnings Per Share. The Company recorded a loss of $21.0 million, or $3.43 per share, for the twelve months ending June 30, 1999, compared with net income of $1.2 million, or $0.28 per share, for the prior year.



YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

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

General and Administrative Expense. Actual general and administrative expenses for the year ended June 30, 1998 were $4.1 million, an increase of $1.8 million, or 77%, from $2.3 million for the prior year. This increase primarily relates to the results of the companies acquired simultaneous with and after the IPO Combination. The Company also incurred expenses in 1998 associated with the development of infrastructure to execute its growth plan.

Amortization and Depreciation Expense. Actual amortization and depreciation expense for the year ended June 30, 1998 was $2.2 million, an increase of $1.1 million, or 96%, from expense of $1.1 million for the prior year. This increase was related to amortization and depreciation related to the businesses acquired or merged during the fiscal year.

Operating Income (Loss). The actual operating income for the year ended June 30, 1998 of $4.7 million was an increase of $1.0 million, or 27%, from the operating income of $3.7 million in the prior year. This increase is largely the result of an increase in contribution margin of $3.9 million offset by an increase in general and administrative expenses of $1.8 million and depreciation and amortization expenses of $1.1 million.

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

Net Income and Earnings Per Share. Actual net income for the year ended June 30, 1998 was $1.2 million, a decrease of $27,000 or 2% over the net income of $1.3 million for the prior year. Diluted earnings per share of $0.28 for the year ended June 30, 1998 decreased by $0.54 from diluted earnings per share of $0.82 for the prior year as the result of the additional shares issued in connection with the IPO Combination and the Praxis acquisition.


Liquidity and Capital Resources

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                           Twelve Months Ended June 30,
                                                1998          1999
                                                ----          ----
Net cash used in operating activities        ($2,132,000)  $(5,127,000)
Net cash provided by investing activities    (14,802,000)    3,463,000
Net cash used in financing activities         18,428,000      (356,000)
                                             -----------   -----------

Change in cash and cash equivalents          ($1,494,000)  $(2,020,000)
                                             ===========   ===========

Cash at June 30, 1999 was $50,000 a decrease of $2.0 million from $2.1 million at June 30, 1998. During the year cash from operating activities decreased by $5.1 million which is attributable to decreases in inventory levels of $1.1 million and a decrease in prepaid expenses of $1.8 million, partially offset by decreases in accounts payable and deferred revenue of $674,000 and $274,000 respectively.

Cash provided by investing activities during the year ended June 30, 1999 was $3.5 million. The inflow in the current year consisted primarily of the sale of property and equipment of $6.8 million, which was offset by capital expenditures and the repurchase of franchise agreements and rights of $2.2 million and $1.1 million, respectively. The capital expenditures consisted mainly of PIN systems purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems.

Cash used in financing activities during the year ended June 30, 1999 was $356,000. Financing activities during the year ended included borrowings against the Company's term loan and line of credit and the proceeds of subordinated debentures in the aggregate principal amount of $7.0 million purchased by members of the Company's Board of Directors and $8.2 million in mortgages. These were offset by repayments and permanent reductions of the Company's term loan and line of credit of $12.8 million.

As of June 30, 1999, the Company had borrowed approximately $8.9 million under its bank credit agreement, of which $4.4 million represented amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions and capital expenditures (the "Acquisition Line of Credit") and of which $4.5 million represented funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan").

During the first quarter of 1999, the Company was not in compliance with various covenants contained in its bank credit agreement. On October 12, 1998, the Company and the Bank executed an amendment to its credit agreement effective October 1, 1998. Pursuant to this amendment, amounts available under the Acquisition Line of Credit and the Line of Credit Loan were to be reduced to $10 million and $5 million, respectively, for a total of $15 million. These reductions became effective on January 31, 1999. Pursuant to the amendment, loans extended by the bank under the Acquisition Line of Credit and the Line of Credit Loan was to mature on September 30, 1999, instead of the November 1, 2000 date which was in effect prior to the amendment. Additionally, subsequent to September 28, 1998, amounts repaid under the Acquisition Line of Credit could not be reborrowed.

The terms of this amendment also required the Company to obtain $2 million in the form of equity financing or debt financing that is subordinate to the bank, in each case on terms acceptable to the bank, which the Company arranged on October 15, 1998. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt, and the Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Company's senior indebtedness. As a result of a combination of defaults under the Company's senior indebtedness and the Company's failure to make interest payments on the subordinated debt, the subordinated debt was for a period of time accruing interest at 16% per annum.

In December 1998, the Company notified its bank that, based on expected results for the quarter ending December 31, 1998, it would not be in compliance with certain revised financial covenants contained in the October 1, 1998 amendment to the bank credit agreement. On January 25, 1999, the Company and the bank reached agreement in principle concerning the terms of an amended and restated bank credit agreement (the "Amended and Restated Credit Agreement"), which was reduced to writing on February 22, 1999, and effective retroactively to February 1, 1999, and which included a waiver of financial covenant noncompliance. Under these terms of the Amended and Restated Credit Agreement, the Company was required to complete a series of financings and asset sales, from which the bank was to receive a portion of the proceeds as permanent reductions in the Company's credit facility. The terms of the Amended and Restated Credit Agreement were further amended on May 13, 1999, to revise the terms of certain required real estate transactions and the application of proceeds to reduce the Acquisition Line of Credit and the Line of Credit Loan.

In addition, the Company raised $5 million through a subordinated debenture that was placed with a member of its board of directors, of which $2.5 million was used to permanently reduce the Company's credit facility and $2.5 million was used for vendor payments. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default was to mature on May 25, 1999. Accrued interest and a one point origination fee are payable in shares of the Company's common stock valued at the closing price on the day prior to repayment of principal. The principal and interest on the subordinated debenture may only be paid if the Company has made all required payments to the bank as required by the terms of the Amended and Restated Credit agreement set forth above and the Company is not otherwise in default of the Amended and Restated Credit Agreement. This subordinated debenture has been extended to April 15, 2001.

To date the Company has succeeded in concluding all but one of the required real estate transactions, resulting in a permanent reduction of outstandings under the Line of Credit Loan of $4,600,000 and the repayment of outstandings under the Acquisition Line of Credit in the amount of $5,000,000. These transactions also generated a small amount of working capital availability and approximately $1,500,000 to repay a portion of the principal due under the $5,000,000 subordinated debenture due May 25, 1999. On June 1, 1999 the Company repaid $1.4 million as a permanent reductions of the subordinated debenture. The Company was required to repay an additional $450,000 upon completing a sale of a certain car wash property by July 31, 1999, which transaction has not yet occurred.

On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%. The rate is subject to adjustment on March 10, 2004. The Company is required to make monthly payments of principal plus interest beginning on April 10, 1999. The mortgage is being amortized over a 20 year period, with a balloon payment due on March 10, 2009. The mortgage is secured by four of the Company's car washes.
If any payment required under the mortgage is not made within thirty days after the date due, the interest rate will increase by 2%.

On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which matures on August 1, 2004. Principal and interest payments are due in monthly installments commencing on July 1, 1999. Each note is secured by mortgages on properties. In the event of default the interest rate shall increase to 18%.

Although the foregoing transactions improved cash flow by converting short term obligations into long term debt, they have not significantly contributed to working capital. Accordingly, there can be no assurance that the Company will not require additional working capital financing to conduct its operations.

The Company has received the commitment of its senior lender, pursuant to which (among other things) the maturity date of the credit facilities will be extended to October 5, 2000, subject to the satisfaction of certain conditions including the execution of liens on all owned and unencumbered real property. The terms of the extension require the Company to engage in a series of further asset sales generating minimum net proceeds in the aggregate amount of $2,575,000. In addition the Company is required to by certain deadlines occurring over the course of its next fiscal year to (a) reduce accounts payable by at least $250,000 on a cumulative basis during each of the next four fiscal quarters, (b) not suffer, for the quarter ending December 31, 1999, a negative net income exceeding $500,000, exclusive of the required asset sales, and (c) achieve for each quarter beginning with the quarter ending March 31, 2000, a positive earnings before taxes, depreciation and amortization, but after interest exclusive of the required asset sales. The Company will be obligated to reduce bank debt by an additional $200,000 on or before September 1, 2000, and must continue to make timely payments of principal and interest. The Company is not permitted to make payment of any amount or principal or interest on its subordinated debt in cash without the prior written consent of the bank. There can be no assurances that the Company will be in a position to satisfy each of these requirements.

The Company has received the approval of the holder of $2 million in subordinated debt to waive existing events of default and to extend the maturity thereof to November 1, 2000, in exchange for the satisfaction of a portion of the accrued and unpaid interest through the issuance of Common Stock subject to shareholder approval. The Company has received the commitment of the holder of an additional $3.6 million in subordinated debt to waive existing events of default and to extend the maturity date to April 15, 2001. The Company expects to execute definitive agreements giving effect to the extensions and amendments to its bank debt and subordinated debt in the near future.

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

While Company management believes that this program will improve its cash flow and ability to meet future bank covenants and vendor obligations in a timely manner, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in cash flow will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing. The Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements for the fiscal year ended June 30, 1999 that expresses substantial doubt as to the Company's ability to continue as a going concern. The expression of this judgement by the Company's auditors may make successful implementation of the Company's restructuring program more difficult.

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

YEAR 2000 (Y2K) COMPLIANCE

The Company had conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is principally the result of computer programs that have time-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.

While the Company has not performed a detailed analysis of the Y2K capabilities of its primary vendors, management believes that sufficient alternative sources of supplies and services are available to be called upon in the event one of the Company's vendors suffers a Y2K related disruption of its operations.

As part of management's proactive review of internal telecommunications and computer systems, the Company has replaced the computer system, both hardware and software, at its corporate headquarters, which was not Y2K compliant, with a new management information system (MIS). The new MIS system is certified to be Y2K compliant. This new system is currently being integrated into the Company's existing network while conversion of the Company's existing data into the new system continues. The replacement of non-compliant computer systems at the Company's field locations will continue during the remainder of 1999. Hardware and software costs were approximately $330,000 in FY99. Additional programming costs are expected to reach $100,000 during FY00 representing 30% of the MIS budget. Potential risks of this conversion include the lack of adequate internal personnel resources to perform the conversion and unanticipated delays in software modifications specific to managing franchise royalty accounting. In addition, the Company continues to operate under its existing phone system which is not Y2K compliant. The Company intends on replacing the current phone system prior to the end of 1999. Costs for a new phone system are expected to be approximately $75,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS



The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.

Principal Payments and Interest Rate Detail by Contractural Maturity Dates (In $ Thousands)


                          2000       2001       2002       2003       2004       Thereafter     Total
                       ---------------------------------------------------------------------------------
Short-term debt:
  Term loan             1,230,002                                                             1,230,002
  Variable rate       LIBOR + 4.75%

Long-term debt
  Term loan                         3,116,667                                                 3,116,667
  Variable rate                   LIBOR + 4.75%

  Line of credit                    4,562,000                                                 4,562,000
  Variable rate                   LIBOR + 4.75%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Audited Consolidated
                             Financial Statements

                  Precision Auto Care, Inc. and Subsidiaries

             For the three years in the period ended June 30, 1999
                     with a Report of Independent Auditors

                   Precision Auto Care, Inc. and Subsidiaries

                   Audited Consolidated Financial Statements

             For the three years in the period ended June 30, 1999



                                    Contents

Report of Independent Auditors...................   22

Audited Financial Statements

Consolidated Balance Sheets......................   24
Consolidated Statements of Operations............   25
Consolidated Statements of Stockholders' Equity..   26
Consolidated Statements of Cash Flows............   27
Notes to Consolidated Financial Statements.......   28

                         Report of Independent Auditors



Board of Directors and Stockholders
Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and negative operating cash flows and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


October 8, 1999
Vienna, Virginia

                   Precision Auto Care, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                   June 30,
                                                             1998          1999
                                                      -------------------------------
Assets
Current assets:
   Cash and cash equivalents                            $ 2,070,294    $    50,167
   Accounts receivable, net of allowance of
      $1,390,000 and $2,080,000, respectively             9,050,190      5,242,780
   Inventory                                              4,201,752      3,084,637
   Notes receivable, net of allowance of $99,000
      and $586,000 respectively                           1,519,642        379,487
   Other assets                                           2,217,164        209,342
   Refundable income taxes                                       --      1,658,931
   Deferred income taxes                                    722,000             --
                                                      -------------------------------
Total current assets                                     19,781,042     10,625,344

Notes receivable, net of allowance of
   $52,000 and $324,000, respectively                       654,382        325,254

Property, plant and equipment, at cost                   20,978,240     17,987,789
  Less:  Accumulated depreciation                        (1,678,527)    (2,757,726)
                                                      -------------------------------
                                                         19,299,713     15,230,063
Goodwill and other intangibles, net of
   accumulated amortization of $11,010,000 and
   $12,992,000, respectively                             45,631,583     37,926,905
Deposits and other                                        1,182,502        467,857
                                                      -------------------------------

Total assets                                            $86,549,222    $64,575,423
                                                      ===============================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                         June 30,
                                                                  1998              1999
                                                              --------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                     $ 9,336,120     $  8,636,331
   Bank facility                                                  2,352,948        1,230,002
   Mortgage notes payable                                                 -          295,064
   Other notes payable                                            1,060,910          541,535
   Deferred revenue                                                 962,977          842,598
                                                              --------------------------------
Total current liabilities                                        13,712,955       11,545,530

Bank facility                                                    19,378,052        7,678,667
Subordinated debt                                                         -        5,586,960
Mortgage notes payable                                                    -        7,938,859
Other notes payable                                               1,471,068          924,713
Deferred revenue                                                    393,338          239,714
Refundable deposits                                                 424,245          245,364
Other                                                               214,978          433,323
                                                              --------------------------------
Total liabilities                                                35,594,636       34,593,130


Stockholders' equity:
 Common stock, $.01 par; 19,000,000 shares authorized;
   6,120,543 and 6,131,548 shares issued and outstanding,
   in 1998 and 1999, respectively                                    61,205           61,315
   Additional paid-in capital                                    45,682,551       46,012,211
   Unearned restricted stock                                              -         (283,021)
   Retained earnings                                              5,210,830      (15,808,212)
                                                              --------------------------------
Total stockholders' equity                                       50,954,586       29,982,293
                                                              --------------------------------

Total liabilities and stockholder's equity                      $86,549,222     $ 64,575,423
                                                              ================================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                       Years ended June 30,
                                              1997             1998            1999
                                       -------------------------------------------------
Revenues:
   Franchise development                    $ 1,551,097     $ 2,255,744     $  1,070,763
   Royalties                                 13,755,440      14,603,825       15,009,592
   Manufacturing and distribution            11,852,062      20,458,420       21,093,997
   Company centers                                    -       3,940,916        7,420,157
   Other                                        298,332         516,709          174,960
                                       -------------------------------------------------
Total revenues                               27,456,931      41,775,614       44,769,469

Total direct cost                            20,291,174      30,708,388       39,604,293
                                       -------------------------------------------------
Contribution (exclusive of
 amortization shown separately below)         7,165,757      11,067,226        5,165,176
General and administrative expense            2,346,775       4,147,276       12,868,672
Depreciation expense                            175,000         775,088        1,503,169
Amortization of franchise rights and
 goodwill                                       968,072       1,469,035        1,982,367
Charge for impairment of goodwill                     -               -        4,677,762
                                       -------------------------------------------------
Operating income (loss)                       3,675,910       4,675,827      (15,866,794)

Other income (expense):
 Interest expense                            (1,056,597)     (1,038,851)      (2,615,076)
 Interest income                                147,638         158,771          163,001
 Other                                         (241,211)       (803,283)      (4,003,906)
                                       -------------------------------------------------
Total other expense                          (1,150,170)     (1,683,363)      (6,455,981)
                                       -------------------------------------------------

Income (loss) before income tax expense       2,525,740       2,992,464      (22,322,775)


Provision (benefit) for income taxes          1,270,860       1,764,368       (1,303,733)
                                       -------------------------------------------------

Net income (loss)                           $ 1,254,880     $ 1,228,096     $(21,019,042)
                                       =================================================

Basic net income (loss) per share                 $0.84           $0.29           $(3.43)
Diluted net income (loss) per share               $0.82           $0.28           $(3.43)
Weighted average shares outstanding -
 Basic                                        1,486,162       4,247,977        6,126,030
Weighted average shares outstanding -
 Diluted                                      1,526,774       4,322,623        6,126,030

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity


                                                         Additional         Unearned
                                  Common     Common        Paid-in         Restricted       Retained       Treasury
                                  Shares      Stock        Capital           Stock          Earnings        Stock          Total
                              -----------------------------------------------------------------------------------------------------
Balance at June 30, 1996        1,562,393    $15,624      $ 8,302,396    $           -    $  3,087,933   $         -   $ 11,405,953
Issuances of common stock          18,347        183          105,326                 -              -             -        105,509
Treasury stock - purchase        (247,040)         -                -                 -              -    (2,471,957)    (2,471,957)
Net income                              -          -                -                 -      1,254,880                    1,254,880
                              -----------------------------------------------------------------------------------------------------
Balance at June 30, 1997        1,333,700     15,807        8,407,722                 -      4,342,813    (2,471,957)    10,294,385
Purchases of common stock          17,114        171          124,776                 -              -                      124,947
Retirement of treasury stock            -     (2,470)      (2,469,487)                -              -     2,471,957              -
Dividends paid                          -          -                -                 -       (360,079)            -       (360,079)

Initial public offering         2,666,540     26,665       19,592,275                 -              -             -     19,618,940
Combination (Note 3)            1,436,724     14,367       12,916,823                 -              -             -     12,931,190
Exercised common stock
  options and warrants             47,200        472          382,128                 -              -             -        382,600
Acquisition of Praxis (Note 3)    619,265      6,193        6,728,314                 -              -             -      6,734,507
Net income                              -          -                -                 -      1,228,096             -      1,228,096
                              -----------------------------------------------------------------------------------------------------
Balance at June 30, 1998        6,120,543     61,205       45,682,551                 -      5,210,830             -     50,954,586
Issuance of common stock           11,005        110           20,910                 -              -             -         21,020
Issuance of restricted stock            -          -          308,750          (308,750)             -             -              -
Restricted stock earned                 -          -                -            25,729              -                       25,729
Net loss                                -          -                -                 -    (21,019,042)            -    (21,019,042)
                              -----------------------------------------------------------------------------------------------------
Balance at June 30, 1999        6,131,548    $61,315      $46,012,211         $(283,021)  $(15,808,212)  $         -   $ 29,982,293
                              =====================================================================================================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                      Year Ended June 30,
                                                                           1997              1998               1999
                                                                   ------------------------------------------------------
Operating activities:
Net income (loss)                                                        $ 1,254,880       $  1,228,096      $(21,019,042)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Proceeds from turnkey sales of operating assets                               -          1,097,930                 -
     Charge for impairment of goodwill                                             -                  -         4,677,762
     Depreciation and amortization                                         1,251,462          2,244,123         3,485,536
     Loss (gain) on disposal of property, plant, and equipment               207,256           (324,089)          497,596
     Deferred income taxes                                                   623,000           (465,000)                -
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                     (1,535,862)        (3,912,703)        5,276,693
        Inventory                                                            365,362         (1,185,081)        1,117,115
        Prepaid expenses, recoverable income taxes, deposits and
          other                                                           (1,193,484)          (498,567)        1,785,536
        Accounts payable and accrued liabilities                           1,819,478          2,581,720          (674,060)
        Income taxes payable                                                 (77,011)        (2,853,950)                -
        Deferred revenue, net                                               (507,888)           (44,890)         (274,003)
                                                                   -------------------------------------------------------
Net cash provided by (used in) operating activities                        2,207,193         (2,132,411)       (5,126,867)

Investing activities:
   Sale of property and equipment                                                  -                  -         6,793,071
   Purchases of property and equipment                                      (296,088)        (4,046,162)       (2,208,072)
   Purchase of franchise agreements and rights                              (545,730)        (1,478,871)       (1,122,359)
  Acquisitions                                                               (49,535)        (9,277,225)                -
                                                                   -------------------------------------------------------
Net cash (used in) provided by investing activities                         (891,353)       (14,802,258)        3,462,640

Financing activities:
   Purchase of parent company stock                                       (2,471,957)                 -                 -
   Capital contribution                                                      105,509         20,126,487            21,020
   Loan acquisition costs                                                    (41,226)           (40,000)         (309,742)
   Transaction costs                                                               -         (1,714,086)                -
   Proceeds from (repayments of) bank facility                             2,918,309         22,722,670       (12,822,331)
   Proceeds from subordinated debt                                                 -                  -         5,586,960
   (Repayments of) proceeds from mortgage notes and other notes
    payable                                                               (2,001,339)       (22,306,637)        7,168,193
   Payment of cash dividend                                                        -           (360,079)                -
                                                                   -------------------------------------------------------
Net cash (used in) provided by financing activities                       (1,490,704)        18,428,355          (355,900)
                                                                   -------------------------------------------------------
Net change in cash and cash equivalents                                     (174,864)         1,493,686        (2,020,127)
Cash and cash equivalents at beginning of year                               751,472            576,608         2,070,294
                                                                   -------------------------------------------------------
Cash and cash equivalents at end of year                                 $   576,608       $  2,070,294      $     50,167
                                                                   =======================================================

See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

             For the three years in the period ended June 30, 1999


1. Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the "Company") is an international provider of automotive maintenance services, including specialized automotive care services, self-service and touchless automatic car wash services, and fast oil change and lube services, which are conducted principally as franchise operations. These services are provided under the Precision Tune Auto Care, Precision Auto Wash, and Precision Lube Express brand names. The Company also distributes auto parts primarily to its affiliated business units and franchisees and manufactures equipment which is sold primarily to third parties. Additionally, the Company assembles and sells modular automotive lubrication units, primarily to its Lube Express franchisees.

The Company began business operations upon completion of its November 1997 Initial Public Offering ("IPO") of common stock. Concurrent with the IPO, nine companies were combined to create Precision Auto Care, Inc. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company has made several other acquisitions subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred a net loss of approximately $21 million for the year ended June 30, 1999 and has a working capital deficit of approximately $920,000 as of June 30, 1999. The continued existence of the Company is dependent on the ability of the Company to generate revenues sufficient to cover operating expenses and on obtaining additional financing, the outcome of which cannot be determined at this time.

During the year ended June 30, 1999, the Company funded its operations through various borrowings, which included a line of credit and term loan from its primary lender, loans from the Company's Directors, and mortgaged Company properties. See Note 8 for additional disclosures regarding these borrowings.

                   Precision Auto Care, Inc. and Subsidiaries

1. Business Description and Financial Statement Presentation (continued)

In an effort to return the Company to positive cash flow and profitability, the Board of Directors has approved a series of initiatives by management which call for the disposition of certain assets and the restructuring of the Company. The Company believes that recently completed sales of certain assets together with future sales made in connection with the discontinuation of certain businesses will have a positive impact on future cash flow and reduce past due trade payables. Several joint ventures are currently under negotiation that would also improve cash flow, reduce inventories and trade payables. If consummated, these transactions would also allow management to devote more of its attention to its core auto care and franchising business.

The Company's core auto care and franchising business continues to benefit from an improved focus on unit economies, in the field training programs and co-branding strategies. Hydro-Spray's car wash manufacturing operations are being restructured to improve quality control, margins and its distribution system. The Company is taking steps designed to enable these divisions to reach a broader range of customers. Precision Building Solutions, the Company's modular building division, is focusing its efforts on multiple building customers and joint venture partners as part of its strategy to increase sales. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

These strategies combined with the restructuring actions and asset sales the Company is pursuing could lead to a significant improvement in cash flow. Efforts are also underway to raise capital with strategic partners or investors to reduce the Company's current level of debt. While all of these actions may result in a restructured company with potentially less revenue, the Company believes that greater profitability and positive cash flow will thereafter be achieved from the Company's then remaining current operations.

The Company's recent success in securing commitments to extend the maturity of its bank loan and board debt to October 2000, places it in a better position to achieve its recapitalization and restructuring objectives. These extensions will help the Company continue its restructuring, recapitalization and product improvement initiatives.

In the event that the Company is unable to accomplish its restructing and strategic objectives, is unable to secure additional financing, or is otherwise unable to generate revenues sufficient to cover operating expenses, the Company may be unable to satisfy most of its current liabilities and would be unable to sustain its operations at the current level, which could result in the Company, among other things, further reducing discretionary expenses and liquidating certain assets. The financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and divisions.

Currency Translation

                   Precision Auto Care, Inc. and Subsidiaries

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

                   Precision Auto Care, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company's royalty revenues are recognized as earned and in accordance with specific terms of each Agreement. At the end of each accounting period, royalty revenue estimates are made for the franchisee's revenues earned but not yet reported. The royalty accrual is adjusted in subsequent periods as a result of differences between franchisee's actual and estimated revenues.

Revenues from the sale of a franchise are recognized 50% at the time of sale and 50% upon the opening of the franchised center.

The Company enters into domestic Area Subfranchise Agreements and international Master License Agreements (Agreements) which grant the subfranchisor and master licensor, respectively, the right to sell, on the Company's behalf, Precision Tune Auto Care franchises, Precision Auto Wash franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of area subfranchise rights is deferred and recognized ratably over the terms of the Agreement, generally 10 years, as the Company's obligation under the Agreement does not depend significantly upon the number of franchises opened. Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Revenues from automobile oil change, lubrication and wash services are recognized at the time of service.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less.

                   Precision Auto Care, Inc. and Subsidiaries

2.  Summary of Significant Accounting Policies (continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                                      Years
                                                                    ---------
Building and leasehold improvements                                    11-30
Furniture and fixtures                                                 5-7
Equipment                                                              7-10
Other items                                                            5-7

Goodwill and Other Intangible Assets

Purchase price in excess of the fair market value of net assets acquired is included in goodwill and other intangibles Franchise rights held by one of the Company's predecessor companies are being amortized over 30 years on a straight line basis. Goodwill related to the Company's acquisitions, as described in
Note 3, is being amortized on a straight line basis over 30 years. Certain other intangibles, including trademarks and debt financing costs, are amortized on a straight line basis over periods ranging from ten to fifteen years.

In addition, the Company occasionally repurchases franchise rights from subfranchisors, which are recorded at the lower of the cost or fair market value. The decision to repurchase franchise rights is made solely at management's discretion and is not a contractual obligation. The Company also will periodically obtain possession of franchise rights by exchanging notes payable or exercising rights outlined in the franchise agreements. The Company amortizes the repurchased franchise rights over the remaining terms of the area subfranchise agreements on a straight line basis.

                   Precision Auto Care, Inc. and Subsidiaries

2.  Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. A valuation allowance is established, if necessary, to reduce deferred income tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company would record a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Fair market value would be determined primarily using the estimated cash flows discounted at a rate consistent with the risk involved. See Note 6.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company's cash is held at FDIC insured financial institutions. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assess the financial strength of its customers. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

All of the Company's assets are located in the United States, except trade receivables of $1,064,459, inventory of $325,869 property and equipment of $523,709, and capitalized franchise rights of $230,811,all related to Praxis, which are located in Mexico.

                   Precision Auto Care, Inc. and Subsidiaries

2.   Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $136,141, $512,441 and $1,047,786 in advertising costs for the years ended June 30, 1997, 1998, and 1999, respectively.

Comprehensive Income

Effective for the fiscal year ended June 30, 1999, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The adoption of SFAS 130 did not have any effect on the Company's financial statements as the Company does not have any elements of comprehensive income.

Business Segments

Effective for the fiscal year ended June 30, 1999, the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for disclosures about products, geographies and major customers. The Company's implementation of this standard does not have any effect on its financial statements.

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

Stock Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and presents, in Note 12, pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied.

                   Precision Auto Care, Inc. and Subsidiaries

3. Acquisitions

Combination

Simultaneous with its IPO in November 1997, the Company combined with nine operating entities in a series of mergers and exchange offers (the Combination). The consideration paid consisted of 1,436,724 shares of the Company's newly issued Common Stock valued at the IPO price of $9 per share and $2,750,000 paid out of the IPO proceeds. The Combination was recorded as a purchase transaction. Operating results of the combining companies are included in the Company's financial statements since the effective date of the acquisition.

The total cost of the Combination is as follows:

    Issuance of common stock
      1,436,724 shares, $9 per share        $  12,931,000
    Cash consideration                          2,750,000
    Transaction costs                             478,000
                                            -------------
    Total purchase price                                     $    16,159,000
                                                             ===============

The purchase price of the Combination has been allocated as follows:

  Assets:
  Cash                                      $     225,000
  Receivables                                     563,000
  Inventory                                     1,711,000
  Other                                           957,000
  Property, plant & equipment, net             12,896,000
  Goodwill and other intangibles               15,479,000
                                            -------------
  Total assets                                               $    31,831,000
                                                             ===============

  Liabilities:
  Current maturities of debt                $   4,814,000
  Accounts payable & accrued expenses           2,435,000
  Long term debt                                8,423,000
                                            -------------
  Total liabilities                            15,672,000
    Equity                                     16,159,000
                                            -------------
  Total liabilities and equity                               $    31,831,000
                                                             ===============

                   Precision Auto Care, Inc. and Subsidiaries

3.  Acquisitions (continued)

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

                   Precision Auto Care, Inc. and Subsidiaries

3.  Acquisitions (continued)

Unaudited Pro Forma Selected Information

The following pro forma information for the year ended June 30, 1998 includes the operating results of the above listed acquisitions as if the Company had completed these acquisitions on July 1, 1997.

                                                          Year ended
                                                           June 30,
                                                             1998
                                                          -----------
                                                          (unaudited)

              Pro forma net revenue                       $47,974,728
              Pro forma net income                        $ 1,825,176
              Pro forma net income per
                common share                              $      0.32
              Pro forma weighted average
                shares outstanding                          5,707,035
                                                          ===========

4.  Inventory

The components of inventory are as follows:

                                                    June 30,
                                             1998               1999
                                          -----------------------------
Raw materials                             $1,430,303         $1,222,762
Work-in-process                              600,541             98,587
Finished goods                             2,170,908          2,153,288
Reserve for obsolete and
  unsaleable inventory                             -           (390,000)
                                          -----------------------------
                                          $4,201,752         $3,084,637
                                          =============================

                   Precision Auto Care, Inc. and Subsidiaries

5. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                       June 30,
                                                1998              1999
                                           -------------------------------
Land                                         $ 3,152,035       $ 2,452,161
Building and leasehold improvements            8,731,539         7,188,807
Furniture and fixtures                         2,402,893         1,407,198
Equipment                                      5,558,949         6,275,744
Other items                                    1,132,824           663,879
                                           -------------------------------
                                              20,978,240        17,987,789
Accumulated Depreciation                      (1,678,527)       (2,757,726)
                                           -------------------------------
Property, plant and equipment, net           $19,299,713       $15,230,063
                                           ===============================

6. Goodwill and Other Intangibles

The significant components of goodwill and other intangibles are as follows:

                                                 June 30,
                                          1998              1999
                                     -------------------------------
Franchise rights (WE JAC)             $ 28,011,174      $ 29,133,533
Goodwill from combination and
  subsequent acquisitions               25,909,101        25,909,101
Other intangibles                        2,721,332           554,424
                                     -------------------------------
                                        56,641,607        55,597,058
Write-off of goodwill                            -        (4,677,762)
Accumulated amortization               (11,010,024)      (12,992,391)
                                     -------------------------------
                                      $ 45,631,583      $ 37,926,905
                                     ===============================

During the year ended June 30, 1999, as a result of operating losses, cash flow reductions and review of specific products, the Company determined that it had an impairment in the value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, the Company recorded an impairment charge of $4,677,762 to write off goodwill related to previous business acquisitions, the operations of which are being discontinued. Other assets related to these business acquisitions total

                   Precision Auto Care, Inc. and Subsidiaries approximately $4,300,000. The Company expects to recover the entire balance of these assets.

                   Precision Auto Care, Inc. and Subsidiaries

7. Income Taxes

Income tax expense consists of the following items:

                                                             Years Ended June 30,
                                                   1997              1998               1999
                                               ------------------------------------------------
Current tax expense - federal and state         $  647,860        $2,229,368        $(1,125,530)
Deferred tax expense (benefit) - federal and
 state                                             623,000          (465,000)          (178,203)
                                               ------------------------------------------------
Total income tax expense                        $1,270,860        $1,764,368        $(1,303,733)
                                               ================================================

The effective tax rate differed from the statutory rate as follows:

                                                                  Years Ended June 30,
                                                              1997        1998         1999
                                                          ----------------------------------
Statutory federal rate                                          34%         34%         (34)%
Amortization of goodwill and other intangibles                  11          18           10
State taxes                                                      5           7           (7)
Net operating loss for which there is no benefit                 -           -           26
                                                          ----------------------------------
Effective tax rate                                              50%         59%          (5)%
                                                          ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             June 30,
                                                      1998              1999
                                                 ----------------------------------
Miscellaneous deferred tax liability                 649,000            146,000

Deferred tax assets:
   Net operating loss                                      -          4,976,000
   Other                                           1,371,000          1,007,000
                                                 ----------------------------------
                                                   1,371,000          5,983,000
Valuation allowance for
    deferred tax assets                                    -          5,837,000

Net deferred tax assets, net of allowance            722,000            146,000
                                                 ----------------------------------

Net deferred tax assets                             $722,000        $         -
                                                 ==================================

During the years ended June 30, 1997, 1998, and 1999, respectively, the Company paid income taxes of $756,000 and $2,854,000, and $0 respectively.

                   Precision Auto Care, Inc. and Subsidiaries

8.  Debt

Bank Facility

On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the "Loan Agreement") with its primary lender (the "Lender"). The loan is a combination of a Line of Credit Loan and an Acquisition Line of Credit, and is secured by all the assets of the Company. The loan accrues interest, payable monthly, at a base rate which approximates prime, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin which varies from zero to 2.0%. At June 30, 1998 and 1999, respectively, $21,731,000 and $8,908,669 was outstanding on the loans.

On October 12, 1998 the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998 whereby the amounts available under the Line of Credit Loan and Acquisition Line of Credit must be reduced to $5 million and $10 million, respectively, effective on the earlier January 31, 1999 or the execution of certain real estate refinancing transactions which the Company currently had in process. Additionally, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

As amended, the Credit Agreement required the Company to obtain $2 million in subordinated debt or equity financing and to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sales of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating or fluctuating prime portion lending rate or the LIBOR plus a margin ranging from 0.25% to 2.50% depending on certain financial ratios. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

                   Precision Auto Care, Inc. and Subsidiaries

8.  Debt

Bank Facility (continued)

On February 22, 1999, the Company and the Lender executed an Amended and Restated Loan and Security Agreement with an effective date of February 1, 1999, whereby the amount available under the Line of Credit Loan must be reduced to $4 million, effective on April 25, 1999. Interest on the outstanding balances under the credit facility will be computed on the LIBOR plus 4.75%. In addition, the various financial covenants were removed from the agreement.

On May 13, 1999, the Company and the Lender executed the First Amendment to the Amended and Restated Loan and Security Agreement effective June 1, 1999, whereby the amount available under the Line of Credit Loan is $4.6 million and will be reduced to $4.15 million on July 31, 1999. The Company was not able to meet this reduction as of July 31, 1999 and is currently in default under the Line of Credit Loan, therefore all obligations are due upon demand. The Company has received the commitment of the Lender pursuant to which the maturity date of the credit facilities will be extended to October 5, 2000, subject to the satisfaction of certain conditions.

During the years ended June 30, 1997, 1998, and 1999, the Company paid interest of approximately $845,000, $735,000, and $1,695,000 respectively.

Subordinated Debt

On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Bank Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum since the date of its issuance. Board LLC has approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999.

                   Precision Auto Care, Inc. and Subsidiaries

8.  Debt

Subordinated Debt (continued)

On January 25, 1999, the Company consummated a subordinated debt financing with a shareholder/director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and was to mature on May 25, 1999, if not paid prior to that time. Interest and a one point origination fee are payable in shares of the Company's common stock valued at the closing price on the day prior to repayment of the principal. The principal and interest for the subordinated debenture may only be paid if the Company has made all required payments to the bank as set forth above and the Company is not in default on the bank credit facility. As of June 30, 1999, the Company had repaid $1.4 million of the debt and was accruing interest at the default rate of 20% on the remaining principal owed. The Company has received the commitment of the holder of $3.6 million in subordinated debt to waive existing events of default and to extend the maturity date to April 15, 2001.

Mortgage Notes Payable

On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%. The rate is subject to adjustment on March 10, 2004. The Company is required to make monthly payments of principal plus interest beginning on April 10, 1999. The mortgage is being amortized over a 20 year period, with a balloon payment due on March 10, 2009. The mortgage is secured by four of the Company's car washes.
If any payment required under the mortgage is not made within thirty days after the date due, the interest rate will increase by 2%.

On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which matures on August 1, 2004. Principal and interest payments are due in monthly installments commencing on July 1, 1999. Each note is secured by mortgages on properties. In the event of default the interest rate shall increase to 18%.

                   Precision Auto Care, Inc. and Subsidiaries

8.  Debt (continued)

                                                                                           June 30,
                                                                                  1998                  1999
                                                                            ------------------------------------
Bank facility line of credit                                                   $10,333,000           $ 4,562,000
Bank facility term loan                                                         11,398,000             4,346,669
Various notes and obligations payable in monthly installments.  Notes payable to banks, principal and interest payable in monthly and quarterly installments at a weighted average interest rate of 7.98%, collateralized
 by liens on vehicles and equipment                                              2,531,978             1,466,248
Board LLC note                                                                           -             2,000,000
Board of Director note                                                                   -             3,586,960
Heartland mortgage                                                                       -             1,029,923
FFCA mortgage                                                                            -             7,204,000
                                                                            ---------------          -----------
                                                                                24,262,978            24,195,800
Less:  current maturities                                                       (3,413,858)           (2,066,601)
                                                                            ------------------------------------
Long-term portion                                                              $20,849,120           $22,129,199
                                                                            ====================================

The future debt obligations with maturities in excess of one year as of June 30, 1999 are as follows:
                                                 Future
                                             Debt Maturities
                                             ---------------

                       2000                    $ 2,066,601
                       2001                     14,144,760
                       2002                        649,844
                       2003                        434,313
                       2004                        451,191
                       Thereafter                6,449,091
                                              ------------
                                               $24,195,800
                                              ============

                   Precision Auto Care, Inc. and Subsidiaries

9. Lease Commitments

At June 30, 1999, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 1999 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $326,000 and $412,000 and $ 494,000 is included in operating expenses for the year ended June 30, 1997, 1998, and 1999, respectively. Rent expense for service center locations of approximately $100,000 and $209,000 and $1,050,000 is recorded net of sublease income of $912,000 and $790,000 and $969,000, for the years ended June 30, 1997, 1998, and 1999, respectively.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 1999 are as follows:

                                               Future Minimum            Sublease
                                               Lease Payments             Income                   Net
                                            ---------------------------------------------------------------
   2000                                          $1,709,974             $1,086,663             $  623,311
   2001                                           1,563,457                994,776                568,681
   2002                                           1,427,121              1,039,471                387,650
   2003                                           1,094,480                969,806                124,674
   2004                                             740,795                706,176                 34,619
   Thereafter                                     1,620,988              1,284,913                336,075
                                            ---------------------------------------------------------------
                                                 $8,156,815             $6,081,805             $2,075,010
                                            ===============================================================

10. Related Party Transactions

The Company manages the operation of the Precision Tune Advertising Fund, Inc. ("PTAF"), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PTAF, which is comprised of franchisee and Company personnel. The Company charged P.T.A.F., Inc. $416,000 and $555,000 and $563,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., during the years ended June 30, 1997, 1998, and 1999, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 1998 and 1999, the net amounts due from P.T.A.F., Inc. were $146,000 and $246,214, respectively. These amounts are included in accounts receivable.

                   Precision Auto Care, Inc. and Subsidiaries

10.   Related Party Transactions (continued)

On March 31, 1998, the Company purchased the remaining 50% interest in Indy Ventures, Inc. for $1,734,000 from an investor group that included a member of the Company's Board of Directors. See Note 3.

On March 31, 1998, the Company sold a car wash acquired in the IPO Combination to an employee of the Company for $235,000. The gain on the sale was applied to goodwill as a purchase price adjustment. At June 30, 1998 $210,000 of this purchase price is included in accounts receivable. Also on March 31, 1998, the Company sold licenses in Mexico for $250,000 to an investor group which included an individual who later became an executive officer of the Company.

On June 30, 1998, the Company sold a company-owned and operated Precision Tune Auto Care center to a partnership consisting of several officers and certain members of the Board of Directors of the Company for $220,000 and recorded $110,000 as gain. Also on June 30, 1998, the Company sold a property to an investor group that included an officer of the Company for $260,000 and recorded a $40,000 gain. At June 30, 1998, $234,000 of this purchase price is included in accounts receivable.

On March 8, 1999, the Company sold two Precision Auto Washes to a corporation whose principle owner is a related party for $1,350,000. The gain on these sales was recorded as a reduction to the goodwill recorded as part of the IPO Combination.

11. Stockholders' Equity

Common Stock

In November, 1997, the Company sold 2,666,540 shares of Common Stock - in an IPO for net proceeds of $19.6 million. Simultaneously, the Company issued 1,436,724 shares of common stock in exchange for ownership of nine combining companies. Also at that time, the Company issued 27,200 shares related to the exercise of common stock warrants.

                   Precision Auto Care, Inc. and Subsidiaries

11.  Stockholders' Equity (continued)

Treasury Stock

In January 1997, WE JAC purchased from a former officer of the Company and another company 247,040 shares of outstanding common stock and options to purchase another 84,865 shares of common stock for a total price of approximately $2,472,000. The transaction was recorded as treasury stock at cost. In November 1997, the treasury stock was retired.

Common Stock Option Plan

In November 1997, the Company's Board of Directors and the Company's stockholders approved the 1998 Employee Stock Option Plan (the "Option Plan") and reserved 400,000 shares for issuance under the Plan. Options outstanding under predecessor plans consisted of 175,000 related to shares of WE JAC Corporation common stock. The Compensation Committee of the Company's Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options. Generally, options are granted at fair market value.

The Company applies APB 25 in accounting for its Stock Option Plan, and, accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1998 and 1999 net income and pro forma net loss as stated below is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options, and (2) the fair market value of additional stock option grants in future years. Had compensation expense been determined based upon the fair market value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1998 and 1999 would have been approximately $900,000 and $(21,309,199), respectively and net income (loss) per share would have been $0.21 and $(3.48), respectively. The fair value of the options granted during 1998 and 1999 are estimated as $2.98 and $2.55 per share, respectively, on the date of grant using the binomial value method with the following assumptions: dividend yield 0%, risk-free interest rate of 6%, expected lives of 5 or 10 years.

                   Precision Auto Care, Inc. and Subsidiaries

11.  Stockholders' Equity (continued)

Common Stock Option Plans (continued)

Additional information with respect to Stock Option activity is summarized as follows:

                                                                       June 30,
                                             1997                       1998                        1999
                                 -----------------------------------------------------------------------------------
                                                   Weighted                   Weighted                     Weighted
                                                   Average                    Average                      Average
                                                   Exercise                   Exercise                     Exercise
                                     Shares         Price       Shares         Price        Shares          Price
                                 -----------------------------------------------------------------------------------
Outstanding, beginning of year        315,991         $ 6.31     432,600         $ 8.89       750,600          $9.26
Options granted                       213,974          10.00     393,500           9.73       560,875           2.71
Options exercised                           -              -     (20,000)          8.25             -
Options canceled or expired           (97,365)          3.00     (55,500)         10.00      (420,000)          8.55
                                 -----------------------------------------------------------------------------------
Outstanding, end of year              432,600           8.89     750,600           9.26       891,475           5.48

Options exercisable                   111,875         $ 8.52     355,422         $ 8.97       274,346          $7.10
                                 ===================================================================================

The options outstanding at June 30, 1999 range in price from $2.00 to $10.875 and have a weighted average remaining contractual life of 8.89 years.

Employee Stock Purchase Plan

In 1997 and 1998, WE JAC Corporation offered an Employee Stock Purchase Plan (the "Purchase Plan") to encourage and facilitate the purchase of Common Stock by employees of the Company. Upon completion of the IPO, this plan was adopted by the Company. Under the Purchase Plan, employees of the Company who elect to participate may purchase Common Stock at 85% of the fair market value of the Common Stock on the commencement date of each offering period. The plan permits an enrolled employee to make contributions through the use of payroll deductions or lump sum payments. In January 1998, the Company issued 17,114 shares of common stock to employees. During 1999, the Company issued an additional 11,005 shares of common stock to employees. The Plan expired by its terms in March 1999.

                   Precision Auto Care, Inc. and Subsidiaries

11.  Stockholders' Equity (continued)

Restricted Stock

On March 31, 1999, the Company issued 130,000 shares of restricted stock to various employees and members of the Board of Directors. The Company's stock had a market value of $2.38 at that time. The restricted stock vests on the earlier of the third anniversary of the grant date or upon the price of the common stock reaching target prices. The Company is recognizing the expense associated with this stock issuance over the three year vesting period.

12. Employees' Savings Plan

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

                   Precision Auto Care, Inc. and Subsidiaries

13. Contingencies

The Company is involved in certain litigation and is subject to unasserted claims arising in the ordinary course of business. In the opinion of counsel and management, the ultimate liability, if any, arising from the settlement of these cases will not have a material adverse effect on the financial operations or position of the Company.

14.  Net Income per Share

The following table sets forth the computation of basic and diluted net income per share.


Years Ended June 30,                          1997              1998            1999
                                       ----------------------------------------------------
Numerator:
  Net Income                             $  1,254,880      $  1,228,096      $(21,019,042)
Denominator:
  Denominator for basic EPS-
    weighted-average shares                 1,486,162         4,247,977         6,126,030
  Denominator for diluted EPS-
    weighted-average shares                 1,526,774         4,322,623         6,126,030
Basic net income (loss) per share        $       0.84      $       0.29      $      (3.43)
Diluted net income per (loss)
 share                                   $       0.82      $       0.28      $      (3.43)

The 891,475 stock options and 130,000 shares of restricted stock were not included in the 1999 diluted net loss per share calculation because their effect would be anti-dilutive.

15. Subsequent Events

In August 1999, the Company finalized its purchase of Bay Area Precision, Inc. ("BAP") for a purchase price of $1,132,500 in cash and the assumption of debt in the approximate amount of $330,000 for a grand total of $1,462,500. Contemporaneously with this transaction, the Company resold the area subfranchise rights, two Precision Tune centers and the Acc-U-Tune ("AUT") lease rights to Pacific Coast Precision, Inc. for the amount of $1,242,000 which was later reduced by approximately $125,000 for lease arrearages. The difference in the amount of the purchase price between the simultaneous transactions has been provided to the original shareholders of BAP in the form of a promissory note in the approximate amount of $345,000 to be paid back monthly over a period of five years.

16.  Quarterly Sales and Earnings Data - Unaudited

The following table presents the quarterly results for Precision Auto Care, Inc. and its subsidiaries on both an actual and pro forma basis for the year ending June 30, 1999 and 1998. To obtain pro forma results, the historical results of operation of the Predecessor Companies and Worldwide Drying Systems, Inc. have been adjusted to reflect certain purchase accounting adjustments.

In thousands except per share amounts

1999 Actual            Q1        Q2        Q3         Q4          Total
--------------------------------------------------------------------------
Net sales             $11,790   $10,910   $10,747    $11,322      $44,769
Contribution            1,866       900     1,867        532        5,165
Net income (loss)        (717)   (4,595)   (5,604)   (10,103)     (21,019)
EPS (diluted)          $(0.12)   $(0.75)   $(0.92)    $(1.64)      $(3.43)

1998 Actual            Q1        Q2        Q3         Q4          Total
--------------------------------------------------------------------------
Net sales              $6,767   $10,378   $11,003    $13,628      $41,776
Contribution            2,038     3,229     2,988      2,877       11,227
Net income (loss)         427       794       619       (612)       1,228
EPS (diluted)           $0.10     $0.18     $0.11    $ (0.11)       $0.28

1998 Pro forma         Q1        Q2        Q3         Q4          Total
--------------------------------------------------------------------------
Net sales             $11,719   $11,625   $11,003    $13,628      $47,975
Contribution            3,320     3,590     2,988      2,877       12,775
Net income (loss)         853       966       619       (612)       1,826
EPS (diluted)           $0.15     $0.17     $0.11     $(0.11)       $0.32

          SCHEDULE II

Valuation and Qualifying Accounts
---------------------------------
($ Thousands)

                                Balance @     Bad Debt                Balance @
Description                      6/30/98      Expense     Write-offs   6/30/99
-------------                   ------------------------------------------------

Allowance for doubtful accounts    (1,390)     (4,821)       4,131     (2,080)

Allowance for obsolete inventory      -          (390)                   (390)

Allowance for doubtful notes
receivable                           (151)       (759)                   (910)
                                ------------------------------------------------
                                   (1,541)     (5,970)       4,131     (3,380)
                                ================================================

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

ELIOT G. BOWYTZ, age 31, was named Corporate Secretary in April 1999. Mr. Bowytz was named Assistant General Counsel in February 1996. Mr. Bowytz joined WE JAC Corporation, the Company's predecessor, as Staff Attorney in May 1995. From November 1993 to May 1995, he was Manager of Capital Market Projects for the Aries Group, LTD., in Arlington, Virginia

JOHN N. TARRANT, age 31, was named Controller in April 1999. Mr. Tarrant joined WE JAC Corporation, the Company's predecessor, as Financial Analyst in September 1996. From April 1996 until September 1996, he was the Financial Analyst for LCI International in McLean, Virginia. From July 1995 until April 1996, he was an Accountant for Rosenblum, Gloss, Niad & Dietz in Rockville, Maryland. From May 1993 until June 1995 he was an Analyst for Joseph J. Pietrafesa in Syracuse, New York.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   Financial Statements

          The following financial statements appear in Part I, Item 8 of this report:

                Report of Independent Auditors
                Audited Financial Statements
                    Consolidated Balance Sheets
                    Consolidated Statements of Operators
                    Consolidated Statements of Stockholders Equity Consolidated Statements of Cash Flows
                    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following Schedule appears in Part I, Item 8 of this report:
Schedule II - Valuation and Qualifying Accounts
          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10.23 Revised Employment Agreement dated April 20, 1999, between the Company and Jaime Valdes.

10.24 Revised Employment Agreement dated September 27, 1999, between the Company and William R. Klumb.

10.25 Amended and Restated Loan and Security Agreement dated as of February 1, 1999, between the Company and its designated subsidiaries and First Union National Bank.

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

  10.29 Employment Agreement dated June 1, 1999, between the Company and Jerry Little.

* 10.30 Term Sheet for Debt Restructure dated October 12, 1999, between the Company and First Union National Bank.

  21.    Significant Subsidiaries of the Company.

* 23.    Consent of Ernst & Young LLP, Independent Auditors.

  24.    Powers of Attorney.

* 27.    Financial Data Schedule.
  _____________________

* Filed herewith

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1999.


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

                       SIGNATURE                                       TITLE                                      DATE
                       ---------                                       -----                                      ----
                          *                              Chairperson of the Board                          October 13, 1999
                 ---------------------
                  LYNN E. CARUTHERS


                 /s/ Charles L. Dunlap                   President, Chief Executive Officer and            October 13, 1999
                 ---------------------                     Director (Principal Executive Officer)
                  CHARLES L. DUNLAP


                 /s/ Jerry L. Little                     Senior Vice President and Chief Financial         October 13, 1999
                 ---------------------                     Officer (Principal Financial Accounting
                  JERRY L. LITTLE                          Officer)

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  WOODLEY A. ALLEN

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  GEORGE A. BAVELIS

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  BERNARD H. CLINEBURG

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  EFFIE L. ELIOPULOS

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  BASSAM N. IBRAHIM

                                                         Director                                          October 13, 1999
                          *
                 ---------------------
                  RICHARD O. JOHNSON

              SIGNATURE                        TITLE            DATE
              ---------                        -----            ----
                                             Director       October 13, 1999
               *
     -----------------------
         ARTHUR KELLAR

                                             Director       October 13, 1999
               *
     -----------------------
         HARRY G. PAPPAS, JR.

                                             Director       October 13, 1999
               *
     -----------------------
         WILLIAM R. KLUMB

                                             Director       October 13, 1999
               *
     -----------------------
         GERALD A. ZAMENSKY



*By: /s/ Eliot G. Bowytz
     -------------------
         Eliot G. Bowytz
         Attorney-in-Fact
         (Upon the Authority of Powers-of-Attorney filed as Exhibit 24 to the Annual Report on Form 10-K filed September 28, 1999.)

                                 EXHIBIT INDEX

                                                                 Page
10.30 Term Sheet for Debt Restructure

23    Consent of Ernst & Young LLP, Independent Auditors

27    Financial Data Schedule