Form 10-Q
period 1999-09-30
PRECISION AUTO CARE INC
filed 1999-11-15
CIK 1038541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                    Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,164,673 shares of Common Stock as of October 31, 1999.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                      INDEX



                                                                                                          PAGE
                                                                                                          ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     General Information ....................................................................

     Consolidated Balance Sheets as of September 30, 1999 and
     June 30, 1999...........................................................................

     Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998.......................................................

     Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998.......................................................

     Notes to the Consolidated Financial Statements..........................................

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................

Item 2.  Changes in Securities...............................................................

Item 3.  Defaults Upon Senior Securities.....................................................

Item 4.  Submission of Matters to a Vote of Security Holders.................................

Item 5.  Other Information...................................................................

Item 6.  Exhibits or Reports on Form 8-K.....................................................

Signatures...................................................................................

Exhibit Index................................................................................

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company's 10-K filing for the year ending June 30, 1999 under the caption "Business--Risk Factors," general economic and business and market conditions, changes in federal and state laws and increased competitive pressure in the automotive after-market services business.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

     Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary:

     o Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At September 30, 1999, these services were provided at 542 Precision Tune Auto Care centers owned and operated by franchisees and one owned and operated by the Company.

     o Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At September 30, 1999, there were 24 Company-owned car wash centers and 18 franchised car wash centers.

     o Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At September 30, 1999, there were 14 Precision Lube Express centers owned and operated by franchisees and six owned and operated by the Company. As of that date there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                        September 30,     June 30,
                                                                                            1999            1999
                                                                                         (Unaudited)
                                                                                        ------------     ---------
                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................    $    46,761    $   50,167
     Accounts receivable, net of allowance of $2,557,000 and $2,080,000,
        respectively................................................................      5,152,265     5,242,780
     Inventory......................................................................      2,784,395     3,084,637
     Notes receivable, net of allowance.............................................        156,487       379,487
     Other assets...................................................................         34,381       209,342
     Refundable income taxes........................................................      1,062,927     1,658,931
                                                                                        -----------    ----------
          Total current assets......................................................      9,237,216    10,625,344
Notes receivable, net of allowance..................................................        321,303       325,254
Property, plant and equipment, at cost..............................................     18,068,818    17,987,789
     Less: Accumulated depreciation.................................................     (3,079,503)   (2,757,726)
                                                                                        -----------   -----------
                                                                                         14,989,315    15,230,063
Goodwill and other intangibles, net of accumulated
 amortization ......................................................................     37,430,851    37,926,905
Deposits and other..................................................................        107,992       467,857
                                                                                        -----------   -----------
          Total assets..............................................................    $62,086,677   $64,575,423
                                                                                        ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................    $ 8,255,225   $ 8,636,331
     Bank facility..................................................................      1,100,000     1,230,002
     Mortgage notes payable.........................................................        302,363       295,064
     Other notes payable............................................................        728,917       541,535
     Deferred revenue...............................................................        506,106       842,598
                                                                                        -----------   -----------
          Total current liabilities.................................................     10,892,611    11,545,530
Bank facility.......................................................................      7,320,667     7,678,667
Subordinated debt...................................................................      5,586,960     5,586,960
Mortgage notes payable..............................................................      7,860,476     7,938,859
Other notes payable.................................................................        930,643       924,713
Deferred revenue....................................................................        522,122       239,714
Refundable deposits.................................................................        317,843       245,364
Other liabilities...................................................................        269,900       433,323
                                                                                        -----------   -----------
          Total liabilities.........................................................     33,701,222    34,593,130
Stockholders' equity:
     Common stock, $.01 par; 19,000,000 shares authorized; 6,164,673 and
        6,131,548 shares issued and outstanding.....................................         61,647        61,315
     Additional paid-in capital.....................................................     45,730,342    46,013,363
     Unearned restricted stock......................................................           --        (231,562)
     Retained earnings..............................................................    (17,406,534)  (17,457,993)
                                                                                        -----------   -----------
          Total stockholders' equity................................................     28,385,455    29,982,293
                                                                                        -----------   -----------
          Total liabilities and stockholder's equity................................    $62,086,677   $64,575,423
                                                                                        ===========   ===========



                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                   1999          1998
                                                                 (Unaudited)  (Unaudited)
                                                                 ----------   ----------
Revenues:
     Franchise development..................................     $  173,395  $  283,024
     Royalties..............................................      3,985,033   3,839,218
     Manufacturing and distribution.........................      4,623,505   5,824,735
     Company centers........................................      1,287,573   1,794,502
     Other..................................................         30,551      48,276
                                                                -----------  ----------
          Total revenues....................................     10,100,057  11,789,755
Total direct cost...........................................      8,238,858   9,923,752
                                                                -----------  ----------
Contribution (exclusive of amortization shown separately
   below)...................................................      1,861,199   1,866,003
General and administrative expense..........................      1,818,795   1,205,938
Depreciation expense........................................        325,724     306,473
Amortization of franchise rights and goodwill...............        494,847     503,510
                                                                -----------  ----------
Operating (loss)............................................       (778,167)   (149,918)
Other income (expense):
     Interest expense.......................................       (689,937)   (442,948)
     Interest income........................................         25,455      44,507
     Other..................................................       (139,955)   (314,610)
                                                                -----------  ----------
          Total other expense...............................       (804,437)   (713,051)
                                                                -----------  ----------
(Loss) before income tax expense............................     (1,582,604)   (862,969)
Provision (benefit) for income taxes........................         67,177    (145,519)
                                                                -----------  ----------
Net (loss)..................................................    $(1,649,781) $ (717,450)
                                                                ===========  ==========
Basic net income (loss) per share...........................         ($0.27)     ($0.12)
Diluted net income (loss) per share.........................         ($0.27)     ($0.12)
Weighted average shares outstanding--Basic..................      6,159,152   6,120,543
Weighted average shares outstanding--Diluted................      6,159,152   6,120,543



                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                         1999          1998
                                                                      (Unaudited)   (Unaudited)
                                                                      ------------  -----------
Operating activities:
Net income (loss)..................................................    $(1,598,322) $  (717,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.................................        820,571      809,983
     Deferred income taxes.........................................            --      (145,519)
        Services received in exchange for stock....................         51,459          --
        Foreign currency translation adjustment....................            --       (10,975)
     Changes in operating assets and liabilities:
          Accounts and notes receivable............................        317,468    1,059,117
          Inventory................................................        300,242     (738,046)
          Prepaid expenses, recoverable income taxes, deposits
             and other.............................................      1,037,143   (1,156,325)
          Accounts payable and accrued liabilities.................       (381,105)     705,775
          Deferred revenue, net....................................        (54,084)     (27,840)
                                                                       -----------  -----------
Net cash provided by (used in) operating activities................        441,913     (221,280)
Investing activities:
     Purchases of property and equipment...........................        (81,029)    (843,144)
     Acquisitions..................................................            --    (1,306,918)
                                                                       -----------  -----------
Net cash (used in) investing activities............................        (81,029)  (2,150,062)
Financing activities:
     Sale of company stock.........................................          1,484          --
     (Repayments of) proceeds from bank facility...................       (488,002)   1,357,740
        Proceeds from note payable                                         345,000          --
     (Repayments) of mortgage notes and other  notes payable.......       (222,772)         --
                                                                       -----------  -----------
Net cash (used in) provided by financing activities................       (364,290)   1,357,740
                                                                       -----------  -----------
Net change in cash and cash equivalents............................         (3,406)  (1,013,602)
Cash and cash equivalents at beginning of year.....................         50,167    2,070,294
                                                                       -----------  -----------
Cash and cash equivalents at end of period.........................       $ 46,761  $ 1,056,692
                                                                       ===========  ===========



                             See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For futher information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K for the year ended June 30, 1999.

Unless the context requires otherwise, all references to the Company herein mean Precision Auto Care, Inc. and those entities owned or controlled by Precision Auto Care, Inc.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current period presentation.

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase Common Stock were exercised. For the three months ended September 30, 1999 and for the three months ended September 30, 1998, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.




                                                           Three Months Ended September 30, 1999
                                                          ----------------------------------------
                                                                1999                   1998
                                                          ----------------        ----------------
Numerator:
         Net Loss...................................         $(1,649,781)           ($717,450)
Denominator:
         Denominator for basic EPS-weighted-average
         shares.....................................           6,159,152            6,120,543
         Denominator for diluted EPS-weighted-average
         shares.....................................           6,159,152            6,120,543
Basic net loss per share............................              ($0.27)              ($0.12)
Diluted net loss per share..........................              ($0.27)              ($0.12)


The 890,850 stock options and 97,500 shares of restricted stock were not included in the 1999 diluted net loss per share calculation because their effect would be anti-dilutive.


Note 3 - Inventory

     The components of inventory are as follows:



                                                                    September 30,               June 30,
                                                                         1999                     1999
                                                                    -------------             -----------
     Raw materials..........................................          $  919,556               $1,222,762
     Work-in-process........................................             161,439                   98,587
     Finished goods.........................................           2,093,400                2,153,288
     Reserve for obsolete and unsaleable inventory..........            (390,000)                (390,000)
                                                                       ----------              ----------
                                                                       $2,784,395              $3,084,637
                                                                       ==========              ==========


Note 4 - Debt

     On August 15, 1999, the Company executed a promissory note for $345,685 bearing interest at 10% and matures on August 15, 2004. Principal and interest are due in monthly installments beginning September 15, 1999.

Note 5 - Contingencies

     The Company is involved in certain litigation and is subject to unasserted claims arising in the ordinary course of business. In the opinion of counsel and management, the ultimate liability, if any, arising from the setlement of these cases will not have a material adverse effect on the financial operations or position of the Company.


Note 6 - Joint Venture

     On November 10, 1999 the Company entered into a joint venture with a national distributor of auto parts. The agreement is for three years whereby the Company and the national distributor will promote the sale of auto parts and supplies to Precision Tune Auto Care franchisees.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Introduction

The following discussion and analysis of the consolidated financial condition and results of operations of Precision Auto Care, Inc. (the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Summary (in thousands)



                                                   1999            %             1998            %
                                                   ----            -             ----            -
Net revenue................................       10,100          100%          11,790          100%
Direct cost................................        8,239           82            9,924           84
General and administrative.................        1,819           18            1,206           10
Operating (loss)...........................         (778)          (8)            (150)          (1)


     Revenue. Revenue for the three months ending September 30, 1999 was $10.1 million, a decrease of $1.7 million, or 14%, compared with revenue of $11.8 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from company centers, manufacturing and distribution revenues and franchise development of $506,000, $1.2 million and $106,000 respectively. These decreases were partially offset by an increase in royalty revenue of $250,000.

     Direct Cost. Direct costs for the three months ending September 30, 1999 totaled $8.2 million, a decrease of $1.7 million or 17%, compared with $9.9 million for the quarter ending September 30, 1998. The decrease is attributable to cost decreases in company centers, manufacturing and distribution and franchise develpment of $414,000, $1.1 million and $98,000 respectively.

     General and Administrative Expense. General and administrative expense was $1.9 million for the three months ending September 30, 1999, an increase of $613,000 or 51%, compared with $1.2 million for the quarter ending September 30, 1998. The increase was partially attributable to increases in bad debt expense and accounting expenses of $320,000 and $204,000 respectively.

     Operating (Loss). The Company recorded an operating loss for the three months ending September 30, 1999 of $778,000 which represents an increase in operating loss of $628,000 or 419% compared with an operating loss of $150,000 for the corresponding period of the prior year.


TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:


-------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                       1999             1998
-------------------------------------------------------------------------------------------------------------------
Depreciation                                                         $325,724         $306,473
Amortization                                                          494,847          503,510
                                                                     --------         --------
     Total                                                           $820,571         $809,983
                                                                     ========         ========
-------------------------------------------------------------------------------------------------------------------


TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                       1999             1998
-------------------------------------------------------------------------------------------------------------------
Interest incurred                                                    $689,937         $442,948
                                                                     ========         ========
-------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

Sources and Uses of Cash

     The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.


                                                                  Three Months Ended September 30,
                                                              --------------------------------------
                                                                1998                        1999
                                                              --------                  ------------
     Net cash provided by (used in)
       operating activities.......................            $441,912                     $(221,280)
     Net cash used in investing activities........             (81,029)                   (2,150,062)
     Net cash used in (provided by) financing
       activities.................................            (364,290)                    1,357,740
                                                              --------                   -----------
     Change in cash and cash equivalents..........             $(3,406)                  $(1,013,602)
                                                              ========                   ===========

     Cash at September 30, 1999 was $47,000 a decrease of $3,000 from $50,000 June 30, 1999. During the period, cash provided by operating activities was $442,000 which is attributable to decreases in inventory levels of $300,000 and a decrease in prepaid expenses of $1.0 million, partially offset by increases in accounts payable and deferred revenue of $381,000 and $54,000 respectively.

     Cash used in investing activities for the quarter ended September 30, 1999 was $81,000. The capital expenditures consisted mainly of PIN systems purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems.

     Cash used in financing activities for the quarter ended September 30, 1999 was $364,000. Financing activities during the period included repayments of the Company's bank facility of $488,000 and mortgage and notes payable of $222,000. During the quarter the Company signed a note for $345,000 for the transfer of the Bay Area franchise territory.

Debt Transactions

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

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which matures on August 1, 2004. Principal and interest payments are due in monthly installments commencing on July 1, 1999. Each note is secured by mortgages on properties. In the event of default the interest rate shall increase to 18%.
                                       13

        Although the foregoing transactions improved cash flow by converting short term obligations into long term debt, they have not significantly contributed to working capital. Accordingly, there can be no assurance that the Company will not require additional working capital financing to conduct its operations.

     On October 14, 1999, the Company and the bank reached agreement in principal concerning the terms of a second amended and restated loan and security agreement (the "Second Amended and Restated Loan and Security Agreement"), which was reduced to writing on October 27, 1999, and effective retroactively to October 14, 1999, whereby its senior lender, pursuant to which (among other things) the maturity date of the credit facilities was extended to October 5, 2000, subject to the satisfaction of certain conditions including the execution of liens on all owned and unencumbered real property. The terms of the extension require the Company to engage in a series of further asset sales generating minimum net proceeds in the aggregate amount of $2,575,000. In addition the Company is required to by certain deadlines occurring over the course of its next fiscal year to (a) reduce accounts payable by at least $250,000 on a cumulative basis during each of the next four fiscal quarters, (b) not suffer, for the quarter ending December 31, 1999, a negative net income exceeding $500,000, exclusive of the required asset sales, and (c) achieve for each quarter beginning with the quarter ending March 31, 2000, a positive earnings before taxes, depreciation and amortization, but after interest exclusive of the required asset sales. The Company will be obligated to reduce bank debt by an additional $200,000 on or before September 1, 2000, and must continue to make timely payments of principal and interest. The Company is not permitted to make payment of any amount of principal or interest on its subordinated debt in cash without the prior written consent of the bank. There can be no assurances that the Company will be in a position to satisfy each of these requirements.

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

Joint Venture

     On November 10, 1999 the Company entered into a joint venture with a national distributor of auto parts. The agreement is for three years whereby the Company and the National distributor will promote the sale of auto parts and supplies to Precision Tune Auto Care franchisees. The Company expects the joint venture will have a positive impact on cash flow.

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

Year 2000 (Y2K) Compliance

     The Company had conducted a review of its computer systems and has identified the systems that could be affected by the ''Year 2000'' issue. The Year 2000 issue is principally the result of computer programs that have time-sensitive software which may recognize a date using ''00'' as the year 1900 rather than the year 2000. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.


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

   Principal Payments and Interest Rate Detail by Contractural Maturity Dates



                                   2000          2001         2002    2003    2004   Thereafter     Total
                              -------------  -------------    ----    ----    ----   ----------   ---------
Short-term debt:                   $825,000       $275,000
     Term loan.........                                                                           1,100,000
     Variable rate.....        LIBOR + 4.75%
Long-term debt:
     Term loan.........                           2,841,667                                       2,841,667
     Variable rate.....                        LIBOR + 4.75%
     Line of credit....                           4,479,000                                       4,479,000
     Variable rate.....                        LIBOR + 4.75%

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

During the second and third quarters of 1998, the Company conducted negotiations with principals of PAISA, Inc. ("PAISA"), a corporation which owns, operates and franchises automotive service centers in the States of California and Nevada, concerning the Company's possible acquisition of PAISA. In connection with those negotiations, the Company made a loan in the amount of $500,000 to PAISA. This loan was secured by certain promissory notes payable to PAISA which were pledged to secure the repayment of the loan. Under the terms of the loan, the entire outstanding principal balance accrued including unpaid interest is due and payable at the earlier of (i) the closing of the Company's acquisition of PAISA (in the event the acquisition is consummated) or (ii) nine months after the Company makes demand for payment (in the event the Company elects not to proceed with the acquisition).

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

On November 1, 1999, the Court dismissed this case without prejudice.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 1999, the Company issued 32,500 restricted shares of Common Stock to certain employees and members of the Board of Directors in accordance with the accelerated vesting provisions of previously awarded restricted stock grants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Company does not meet the net tangible asset requirements for continued listing on the Nasdaq National Market under applicable Nasdaq Stock Market maintenance standards and has been advised by the Nasdaq Stock Market that the Company's shares of common stock will be delisted from the Nasdaq National Market in the next several weeks. In July 1999, the Company made a presentation to Nasdaq Stock Market representatives concerning this situation and in August 1999 the Company submitted an application to have its common stock listed on the Nasdaq SmallCap Stock Market. Nasdaq Stock Market representatives have indicated that although the Company meets the technical requirements for listing on the Nasdaq SmallCap Stock Market they may not grant the Company's request in light of the Company's recent performance. The Company expects that the Nasdaq Stock Market will make a final determination with respect to the Company's request that its common stock be listed on the Nasdaq SmallCap Stock Market within the next several weeks and the Company understands that its shares will continue to be listed on the Nasdaq National Market until this final determination has been made. The Company intends to issue a press release promptly following the time it has been advised of the National Stock Market's final determination with respect to the future listing of the Company's shares of common stock. As of November 15, 1999, the Nasdaq Stock Market has not made a final determination with regard to the Company's continued listing on the Nasdaq National Market.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                         Description
    10             Second Amended and Restated Loan and Security Agreement

    27             Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.


                                       Precision Auto Care, Inc.


                                                   /s/ Charles L. Dunlap
                                       By: _____________________________________
                                                       Charles L. Dunlap
                                           President and Chief Executive Officer
                                                    (Duly Authorized Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Signature                                 Title                       Date
          --------------------------            ---------------------------          ------------------




             /s/ Charles L. Dunlap              President, Chief Executive           November 15, 1999
           -------------------------            Officer and Director
                 Charles L. Dunlap             (Principal Executive Officer)


              /s/ Jerry L. Little               Senior Vice President and Chief      November 15, 1999
           -------------------------            Financial Officer (Principal
                  Jerry L. Little               Financial Accounting Officer)


                                  EXHIBIT INDEX



  Number                                                                                                    PAGE
  ------                                                                                                    ----
    10             Second Amended and Restated Loan and Security Agreement............................

    27             Financial Data Schedule............................................................