Form 10-Q/A
period 1999-09-30
PRECISION AUTO CARE INC
filed 1999-11-19
CIK 1038541

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

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                      INDEX



                                                                                                          PAGE
                                                                                                          ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     General Information ....................................................................              3

     Consolidated Balance Sheets as of September 30, 1999 and
     June 30, 1999...........................................................................              5

     Consolidated Statements of Operations for the three months
     ended September 30, 1999 and 1998.......................................................              6

     Consolidated Statements of Cash Flows for the three months
     ended September 30, 1999 and 1998.......................................................              7

     Notes to the Consolidated Financial Statements..........................................              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................             15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................             16

Item 2.  Changes in Securities...............................................................             16

Item 3.  Defaults Upon Senior Securities.....................................................             16

Item 4.  Submission of Matters to a Vote of Security Holders.................................             17

Item 5.  Other Information...................................................................             17

Item 6.  Exhibits or Reports on Form 8-K.....................................................             17

Signatures...................................................................................             18

Exhibit Index................................................................................             19

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                        September 30,     June 30,
                                                                                            1999            1999
                                                                                         (Unaudited)
                                                                                        ------------     ---------
                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................    $    46,761    $   50,167
     Accounts receivable, net of allowance of $2,557,000 and $2,080,000,
        respectively................................................................      5,152,265     5,242,780
     Inventory......................................................................      2,784,395     3,084,637
     Notes receivable, net of allowance.............................................        156,487       379,487
     Other assets...................................................................         34,381       209,342
     Refundable income taxes........................................................      1,062,927     1,658,931
                                                                                        -----------    ----------
          Total current assets......................................................      9,237,216    10,625,344
Notes receivable, net of allowance..................................................        321,303       325,254
Property, plant and equipment, at cost..............................................     18,068,818    17,987,789
     Less: Accumulated depreciation.................................................     (3,079,503)   (2,757,726)
                                                                                        -----------   -----------
                                                                                         14,989,315    15,230,063
Goodwill and other intangibles, net of accumulated
 amortization ......................................................................     37,430,851    37,926,905
Deposits and other..................................................................        107,992       467,857
                                                                                        -----------   -----------
          Total assets..............................................................    $62,086,677   $64,575,423
                                                                                        ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities.......................................    $ 8,255,225   $ 8,636,331
     Bank facility..................................................................      1,100,000     1,230,002
     Mortgage notes payable.........................................................        302,363       295,064
     Other notes payable............................................................        728,917       541,535
     Deferred revenue...............................................................        506,106       842,598
                                                                                        -----------   -----------
          Total current liabilities.................................................     10,892,611    11,545,530
Bank facility.......................................................................      7,320,667     7,678,667
Subordinated debt...................................................................      5,586,960     5,586,960
Mortgage notes payable..............................................................      7,860,476     7,938,859
Other notes payable.................................................................        930,643       924,713
Deferred revenue....................................................................        522,122       239,714
Refundable deposits.................................................................        317,843       245,364
Other liabilities...................................................................        269,900       433,323
                                                                                        -----------   -----------
          Total liabilities.........................................................     33,701,222    34,593,130
Stockholders' equity:

     Common stock, $.01 par; 19,000,000 shares authorized; 6,164,673 and
        6,131,548 shares issued and outstanding.....................................         61,647        61,315
     Additional paid-in capital.....................................................     46,013,363    46,012,211
     Unearned restricted stock......................................................       (231,562)     (283,021)
     Retained earnings..............................................................    (17,457,993)  (15,808,212)
                                                                                        -----------   -----------
          Total stockholders' equity................................................     28,385,455    29,982,293
                                                                                        -----------   -----------
          Total liabilities and stockholder's equity................................    $62,086,677   $64,575,423
                                                                                        ===========   ===========



                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                   1999          1998
                                                                 (Unaudited)  (Unaudited)
                                                                 ----------   ----------
Revenues:
     Franchise development..................................     $  173,395  $  283,024
     Royalties..............................................      3,985,033   3,839,218
     Manufacturing and distribution.........................      4,623,505   5,824,735
     Company centers........................................      1,287,573   1,794,502
     Other..................................................         30,551      48,276
                                                                -----------  ----------
          Total revenues....................................     10,100,057  11,789,755
Total direct cost...........................................      8,238,858   9,923,752
                                                                -----------  ----------
Contribution (exclusive of amortization shown separately
   below)...................................................      1,861,199   1,866,003
General and administrative expense..........................      1,818,795   1,205,938
Depreciation expense........................................        325,724     306,473
Amortization of franchise rights and goodwill...............        494,847     503,510
                                                                -----------  ----------
Operating (loss)............................................       (778,167)   (149,918)
Other income (expense):
     Interest expense.......................................       (689,937)   (442,948)
     Interest income........................................         25,455      44,507
     Other..................................................       (139,955)   (314,610)
                                                                -----------  ----------

          Total other (expense).............................       (804,437)   (713,051)
                                                                -----------  ----------
(Loss) before income tax expense............................     (1,582,604)   (862,969)
Provision (benefit) for income taxes........................         67,177    (145,519)
                                                                -----------  ----------
Net (loss)..................................................    $(1,649,781) $ (717,450)
                                                                ===========  ==========
Basic net (loss) per share..................................         ($0.27)     ($0.12)
Diluted net (loss) per share................................         ($0.27)     ($0.12)
Weighted average shares outstanding--Basic..................      6,159,152   6,120,543
Weighted average shares outstanding--Diluted................      6,159,152   6,120,543



                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                         1999          1998
                                                                      (Unaudited)   (Unaudited)
                                                                         ------------  -----------
Operating activities:
Net (loss).........................................................    $(1,649,781) $  (717,450)
Adjustments to reconcile net (loss) to net cash provided
   by operating activities:

     Depreciation and amortization.................................        820,571      809,983
     Deferred income taxes.........................................            --      (145,519)
        Services received in exchange for stock....................         51,459          --
        Foreign currency translation adjustment....................            --       (10,975)
     Changes in operating assets and liabilities:
          Accounts and notes receivable............................        317,468    1,059,117
          Inventory................................................        300,242     (738,046)
          Prepaid expenses, recoverable income taxes, deposits
             and other.............................................      1,037,143   (1,156,325)
          Accounts payable and accrued liabilities.................       (381,105)     705,775
          Deferred revenue, net....................................        (54,084)     (27,840)
                                                                       -----------  -----------
Net cash provided by (used in) operating activities................        441,913     (221,280)
Investing activities:
     Purchases of property and equipment...........................        (81,029)    (843,144)
     Acquisitions..................................................            --    (1,306,918)
                                                                       -----------  -----------
Net cash (used in) investing activities............................        (81,029)  (2,150,062)
Financing activities:
     Sale of company stock.........................................          1,484          --
     (Repayments of) proceeds from bank facility...................       (488,002)   1,357,740
        Proceeds from note payable                                         345,000          --
     (Repayments) of mortgage notes and other  notes payable.......       (222,772)         --
                                                                       -----------  -----------
Net cash (used in) provided by financing activities................       (364,290)   1,357,740
                                                                       -----------  -----------
Net change in cash and cash equivalents............................         (3,406)  (1,013,602)
Cash and cash equivalents at beginning of year.....................         50,167    2,070,294
                                                                       -----------  -----------
Cash and cash equivalents at end of period.........................       $ 46,761  $ 1,056,692
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

The following table sets forth the computation of basic and diluted net (loss) per share.




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

     General and Administrative Expense. General and administrative expense was $1.8 million for the three months ending September 30, 1999, an increase of $613,000 or 51%, compared with $1.2 million for the quarter ending September 30, 1998. The increase was partially attributable to increases in bad debt expense and accounting expenses of $320,000 and $204,000 respectively.

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
                                                              ========                   ===========

     Cash at September 30, 1999 was $47,000 a decrease of $3,000 from $50,000 June 30, 1999. During the period, cash provided by operating activities was $442,000 which is attributable to decreases in inventory levels of $300,000 and a decrease in prepaid expenses of $1.0 million, partially offset by decreases in accounts payable and deferred revenue of $381,000 and $54,000 respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As previously disclosed, the Company's stock listing was moved from the Nasdaq National Market to the Nasdaq SmallCap Market on August 16, 1999. The continued listing of the Company's stock on the Nasdaq SmallCap Market is contingent upon approval of the Nasdaq Stock Market. The Company intends to issue a press release promptly following the time it has been advised of the Nasdaq Stock Market's final determination with respect to the future listing of the Company's shares of common stock. As of November 17, 1999, the Nasdaq Stock Market has not made a final determination with regard to the Company's continued listing on the Nasdaq SmallCap Market.


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