Form 10-Q
period 1999-12-31
PRECISION AUTO CARE INC
filed 2000-02-11
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                 Yes   X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,284,673 shares of Common Stock as of January 31, 2000.

                           Precision Auto Care, Inc.
                                   Form 10-Q

INDEX
                                                            PAGE
                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   General Information.......................................  3

   Consolidated Balance Sheets as of December 31, 1999 and
   June 30, 1999.............................................  5

   Consolidated Statements of Operations for the three and
   six months ended December 31, 1999 and 1998...............  6

   Consolidated Statements of Cash Flows for the six months
   ended December 31, 1999 and 1998..........................  8

   Notes to the Consolidated Financial Statements............  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................. 10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk......................................... 15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................... 16

Item 2.  Changes in Securities............................... 16

Item 3.  Defaults Upon Senior Securities..................... 16

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................. 17

Item 5.  Other Information................................... 17

Item 6.  Exhibits or Reports on Form 8-K..................... 17

Signatures................................................... 18

Exhibit Index................................................ 19

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

Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At December 31, 1999, these services were provided at 542 Precision Tune Auto Care centers owned and operated by franchisees and one owned and operated by the Company.

Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At December 31, 1999, there were 24 Company-owned car wash centers and 18 franchised car wash centers.

Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At December 31, 1999, there were 14 Precision Lube Express centers owned and operated by franchisees and six owned and operated by the Company. As of that date there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,     June 30,
                                                                              1999           1999
                                                                           (Unaudited)
                                                                          -------------  -------------

                        ASSETS
Current assets:
   Cash and cash equivalents............................................  $     86,109   $     50,167
   Accounts receivable, net of allowance of $2,530,000 and $2,080,000,
     respectively.......................................................     4,682,584      5,242,780
   Inventory............................................................     2,363,724      3,084,637
   Notes receivable, net of allowance...................................       116,496        379,487
   Other assets.........................................................       148,788        209,342
   Refundable income taxes..............................................     1,029,530      1,658,931
                                                                          ------------   ------------

Total current assets....................................................     8,427,231     10,625,344
Notes receivable, net of allowance......................................       321,303        325,254
Property, plant and equipment, at cost..................................    16,910,440     17,987,789
   Less: Accumulated depreciation.......................................    (3,151,622)    (2,757,726)
                                                                          ------------   ------------

                                                                            13,758,818     15,230,063
Goodwill and other intangibles, net of accumulated
amortization............................................................    36,958,595     37,926,905
Deposits and other......................................................       127,926        467,857
                                                                          ------------   ------------

Total assets............................................................  $ 59,593,873   $ 64,575,423
                                                                          ============   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.............................  $  8,594,467   $  8,636,331
   Bank facility........................................................     7,713,615      1,230,002
   Mortgage notes payable...............................................       366,469        295,064
   Subordinated debt....................................................     2,000,000            ---
   Other notes payable..................................................       601,688        541,535
   Deferred revenue.....................................................       558,711        842,598
                                                                          ------------   ------------

Total current liabilities...............................................    19,834,950     11,545,530
Bank facility...........................................................           ---      7,678,667
Mortgage notes payable..................................................     7,101,938      7,938,859
Subordinated debt.......................................................     3,586,960      5,586,960
Other notes payable.....................................................       892,625        924,713
Deferred revenue........................................................       509,145        239,714
Refundable deposits.....................................................       283,158        245,364
Other liabilities.......................................................       278,053        433,323
                                                                          ------------   ------------

Total liabilities.......................................................    32,486,829     34,593,130
Stockholders' equity:

   Common stock, $.01 par; 19,000,000 shares authorized; 6,164,673 and
     6,131,548 shares issued and outstanding............................        61,647         61,315
   Additional paid-in capital...........................................    46,013,363     46,012,211
   Unearned restricted stock............................................      (231,562)      (283,021)
   Retained earnings....................................................   (18,736,404)   (15,808,212)
                                                                          ------------   ------------

Total stockholders' equity..............................................    27,107,044     29,982,293
                                                                          ------------   ------------

Total liabilities and stockholder's equity..............................  $ 59,593,873   $ 64,575,423
                                                                          ============   ============


See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                   December 31,
                                                            --------------------------
                                                               1999          1998
                                                            (Unaudited)   (Unaudited)
                                                            -----------   -----------
Revenues:
    Franchise development.................................  $   148,990   $   158,390
    Royalties.............................................    3,797,993     3,315,615
    Manufacturing and distribution........................    3,568,318     5,558,549
    Company centers.......................................    1,191,446     1,804,401
    Other.................................................       66,344        72,898
                                                            -----------   -----------

Total revenues............................................    8,773,091    10,909,853

Total direct cost.........................................    6,890,324    10,009,804
                                                            -----------   -----------

Contribution (exclusive of amortization shown separately
    below)................................................    1,882,767       900,049
General and administrative expense........................    1,479,168     4,039,014
Depreciation expense......................................      361,540       560,478
Amortization of franchise rights and goodwill.............      497,793       536,880
Loss on sale of assets....................................          ---       709,578
                                                            -----------   -----------

Operating (loss)..........................................     (455,734)   (4,945,901)
Other income (expense):
    Interest expense......................................     (650,666)     (671,044)
    Interest income.......................................       11,256        55,102
    Other (expense).......................................     (159,766)     (474,509)
                                                            -----------   -----------

    Total other (expense).................................     (799,176)   (1,090,451)
                                                            -----------   -----------

(Loss) before income tax expense..........................   (1,254,910)   (6,036,352)
Provision (benefit) for income taxes......................       23,500    (1,441,709)
                                                            -----------   -----------

Net (loss)................................................  $(1,278,410)  $(4,594,643)
                                                            ===========   ===========


Basic net (loss) per share................................       $(0.21)       $(0.75)
Diluted net (loss) per share..............................       $(0.21)       $(0.75)
Weighted average shares outstanding--Basic................    6,164,673     6,120,543
Weighted average shares outstanding--Diluted..............    6,164,673     6,120,543



See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Six Months Ended
                                                                 December 31, 1999
                                                            -------------------------
                                                                1999          1998
                                                            (Unaudited)   (Unaudited)
                                                            -----------   -----------
Revenues:
 Franchise development....................................  $   322,385   $   441,414
 Royalties................................................    7,783,026     7,154,833
 Manufacturing and distribution...........................    8,191,824    11,383,284
 Company centers..........................................    2,479,019     3,598,903
 Other....................................................       96,894       121,174
                                                            -----------   -----------

Total revenues............................................   18,873,148    22,699,608

Total direct cost.........................................   15,129,182    19,933,556
                                                            -----------   -----------

Contribution (exclusive of amortization shown separately
 below)...................................................    3,743,966     2,766,052
General and administrative expense........................    3,297,964     5,244,952
Depreciation expense......................................      687,264       866,951
Amortization of franchise rights and goodwill.............      992,640     1,040,390
Loss on sale of assets....................................          ---       709,578
                                                            -----------   -----------

Operating (loss)..........................................   (1,233,902)   (5,095,819)

Other income (expense):
 Interest expense.........................................   (1,340,603)   (1,113,992)
 Interest income..........................................       36,710        99,609
 Other (expense)..........................................     (299,720)     (789,119)
                                                            -----------   -----------

 Total other (expense)....................................   (1,603,613)   (1,803,502)
                                                            -----------   -----------

(Loss) before income tax expense..........................   (2,837,515)   (6,899,321)
Provision (benefit) for income taxes......................       90,677    (1,587,228)
                                                            -----------   -----------

Net (loss)................................................  $(2,928,192)  $(5,312,093)
                                                            ===========   ===========


Basic net (loss) per share................................       $(0.48)       $(0.87)
Diluted net (loss) per share..............................       $(0.48)       $(0.87)
Weighted average shares outstanding--Basic................    6,161,809     6,120,543
Weighted average shares outstanding--Diluted..............    6,161,809     6,120,543


See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                            -----------------------------
                                                                                 1999           1998
                                                                             (Unaudited)     (Unaudited)
                                                                             -------------   -----------
Operating activities:
Net (loss)..................................................                    $(2,928,192)  $(5,312,093)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:

   Depreciation and amortization............................                      1,679,904     1,907,341
   Deferred income taxes....................................                             --    (1,587,000)
      Severance accrual.....................................                             --       265,000
      Services received in exchange for stock...............                         51,459            --
      (Gain) loss on sale of assets.........................                       (160,128)      709,578
      Foreign currency translation adjustment...............                             --        25,765
   Changes in operating assets and liabilities:
       Accounts and notes receivable........................                        827,138     3,515,000
       Inventory............................................                        720,913       222,171
       Prepaid expenses, refundable income taxes, deposits
         and other..........................................                        912,409       328,000
       Accounts payable and accrued liabilities.............                        (41,863)   (2,493,116)
       Deferred revenue, net................................                        (14,456)     (155,646)
                                                                                -----------   -----------

Net cash provided by (used in) operating activities.........                      1,047,184    (2,575,000)
Investing activities:
   Purchases of property and equipment......................                       (245,221)   (1,148,000)
   Sale of property and equipment...........................                      1,165,000
   Acquisitions.............................................                             --    (1,306,918)
                                                                                -----------   -----------

Net cash (used in) investing activities.....................                        919,779    (2,454,918)
Financing activities:
   Sale of company stock....................................                          1,484            --
   (Repayments of) proceeds from bank facility..............                     (1,195,053)    1,206,683
   Proceeds from note payable...............................                        345,685     2,000,000
   (Repayments) of mortgage notes and other notes payable...                     (1,083,137)     (213,317)
                                                                                -----------

Net cash (used in) provided by financing activities.........                     (1,931,021)    2,993,366
                                                                                -----------   -----------

Net change in cash and cash equivalents.....................                         35,942    (2,036,552)
Cash and cash equivalents at beginning of year..............                         50,167     2,070,294
                                                                                -----------   -----------

Cash and cash equivalents at end of period..................                    $    86,109   $    33,742
                                                                                ===========   ===========


See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K for the year ended June 30, 1999.

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

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase Common Stock were exercised. For the three and six months ended December 31, 1999 and for the three and six months ended December 31, 1998, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions was anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share.

                                                     Three Months Ended            Six Months Ended
                                                      December 31, 1999            December 31, 1999
                                                      1999          1998          1999          1998
                                                  ------------  ------------  ------------  ------------

Numerator:
  Net Loss......................................  $(1,278,410)  $(4,594,643)  $(2,928,192)  $(5,312,093)
Denominator:
  Denominator for basic EPS-weighted-average
  shares........................................    6,164,673     6,120,543     6,161,809     6,120,543
  Denominator for diluted EPS-weighted-average
  shares........................................    6,164,673     6,120,543     6,161,809     6,120,543
Basic net loss per share........................       ($0.21)       ($0.75)       ($0.48)       ($0.87)
Diluted net loss per share......................       ($0.21)       ($0.75)       ($0.48)       ($0.87)

The 890,850 stock options and 97,500 shares of restricted stock were not included in the 1999 diluted net loss per share calculation because their effect would be anti-dilutive.

Note 3 - Inventory

The components of inventory are as follows:

                                                    December 31,    June 30,
                                                        1999          1999
                                                    -------------  -----------

   Raw materials..................................    $  659,912   $1,222,762
   Work-in-process................................       895,815       98,587
   Finished goods.................................     1,197,997    2,153,288
   Reserve for obsolete and unsaleable inventory..      (390,000)    (390,000)
                                                      ----------   ----------

                                                      $2,363,724   $3,084,637
                                                      ==========   ==========

Note 4 - Contingencies

The Company is involved in certain litigation and is subject to unasserted claims arising in the ordinary course of business. In the opinion of counsel and management, the ultimate liability, if any, arising from the settlement of these cases will not have a material adverse effect on the financial operations or position of the Company.

Note 5 - Joint Venture

On November 10, 1999 the Company entered into a joint venture with Service Champ, a national distributor of auto parts. The agreement is for three years whereby the Company and the national distributor will promote the sale of auto parts and supplies to Precision Tune Auto Care franchisees.

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

Results of Operations

Comparison of the three months ended December 31, 1999 to the three months ended December 31, 1998

Summary (in thousands)

                                1999   %       1998   %
                               -----   ---   ------   ---

Net revenue..................  8,773   100%  10,910   100%
Direct cost..................  6,890    79   10,010    92
General and administrative...  1,479    17    4,039    37
Operating (loss).............   (456)   (5)  (4,946)  (45)


Revenue

Revenue for the three months ending December 31, 1999 was $8.8 million, a decrease of $2.1 million, or 20%, compared with revenue of $10.9 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from company centers, manufacturing and distribution revenues of $613,000 and $2.0 million, respectively. These decreases were partially offset by an increase in royalty revenue of $482,000. The decrease in revenue is primarily attributable to a joint venture with Service Champ by which Service Champ would supply the franchisees with parts and equipment that was previously sold by PAC, a wholly owned subsidiary of the Company. PAC was wound down concurrent with the execution of the joint venture agreement.

Direct Cost

Direct costs for the three months ending December 31, 1999 totaled $6.9 million, a decrease of $3.1 million or 31%, compared with $10.0 million for the quarter
ending December 31, 1998.   This was largely as a result of the closing of PAC a
former distribution center of parts and equipment.

General and Administrative Expense

General and administrative expense was $1.5 million for the three months ending December 31, 1999, an decrease of $2.6 million or 63%, compared with $4.0
million for the quarter ending December 31, 1998.   Writeoffs to accounts and
notes receivable accounted for the higher general and administrative costs during the prior year. In addition, staffing levels were reduced as part of the Company's attempt to improve operating results.

Operating (Loss)

The Company recorded an operating loss for the three months ending December 31, 1999 of $456,000 which represents an decrease in operating loss of $4.5 million or 91% compared with an operating loss of $4.9 million for the corresponding period of the prior year.

TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Three months ended December 31,      1999       1998
---------------------------------  --------  ----------

Depreciation                       $361,540  $  560,478
Amortization                        497,793     536,880
                                   --------  ----------

   Total                           $859,333  $1,097,358
                                   ========  ==========

TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:

Three months ended December 31,          1999        1998
----------------------------------    ---------    ---------
Interest incurred                     $650,666     $671,044
                                      ========     ========

Results of Operations

Comparison of the six months ended December 31, 1999 to the six months ended December 31, 1998

Summary (in thousands)

                                                       1999      %     1998     %
                                                     --------   ---   ------   ---

Net revenue........................................    18,873   100%  22,700   100%
Direct cost........................................    15,129    80   19,934    88
General and administrative.........................     3,298    17    5,245    23
Operating (loss)...................................    (1,234)   (7)  (5,096)  (22)


Revenue

Revenue for the six months ending December 31, 1999 was $18.9 million, a decrease of $3.8 million, or 17%, compared with revenue of $22.7 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from company centers, manufacturing and distribution revenues and franchise development of $1.1 million, $3.2 million and $119,000 respectively. These decreases were partially offset by an increase in royalty
revenue of $628,000.   The reduction in retail sales is a result the Company
selling under performing company stores during the second half of fiscal year 1999. Manufacturing and distribution revenues were down as a result of the joint venture with Service Champ and low inventory levels during the first quarter of fiscal year 2000.

Direct Cost

Direct costs for the six months ending December 31, 1999 totaled $15.1 million, a decrease of $4.8 million or 24%, compared with $19.9 million for the six months ending December 31, 1998. The decrease is attributable to cost decreases in company centers, manufacturing and distribution and franchise development of $1.1 million, $3.6 million and $325,000 respectively. This was partially offset by an increase in royalty costs of $225,000.

General and Administrative Expense

General and administrative expense was $3.3 million for the six months ending December 31, 1999, a decrease of $1.9 million or 37%, compared with $5.2 million for the six months ending December 31, 1998.

Operating (Loss)

The Company recorded an operating loss for the six months ending December 31, 1999 of $1.2 million which represents an decrease in operating loss of $3.9 million or 76% compared with an operating loss of $5.1 million for the corresponding period of the prior year.


TABLE 3 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Six months ended December 31,       1999        1998
-------------------------------  ----------  ----------

Depreciation                     $  687,264  $  866,951
Amortization                        992,640   1,040,390

   Total                         $1,679,904  $1,907,341
                                 ==========  ==========

TABLE 4 - Components of Interest Expense

The components of interest expense are summarized as follows:

Six months ended December 31,        1999          1998
-----------------------------        ----          ----
Interest incurred                   $1,340,603  $1,113,992
                                    ==========  ==========

Liquidity and Capital Resources

Sources and Uses of Cash

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                               Six Months Ended December 31,
                                               ------------------------------
                                                   1999             1998
                                               -------------   ---------------
   Net cash provided by (used in)
    operating activities.....................      $ 1,047,184   $(2,575,000)
   Net cash used in investing activities.....          919,779    (2,454,918)
   Net cash used in (provided by) financing
    activities...............................       (1,931,021)    2,993,366
                                                   -----------   -----------

   Change in cash and cash equivalents.......      $    35,942   $(2,036,552)
                                                   ===========   ===========

Cash at December 31, 1999 was $86,000 an increase of $36,000 from $50,000 June 30, 1999. During the six months ending December 31, 1999, cash provided by operating activities was $1.0 million which is attributable to decreases in inventory levels of $720,000, decrease in accounts receivable of $827,000 and a decrease in prepaid expenses of $900,000.

Cash used in investing activities for the six months ended December 31, 1999 was $919,000. The capital expenditures consisted mainly of PIN systems purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems. Dispositions of company owned car washes and the chemical plant generated $1.2 million in gross proceeds.

Cash used in financing activities for the six months ended December 31, 1999 was $1.9 million. Financing activities during the period included repayments of the Company's bank facility of $1.2 million and mortgage and notes payable of $1.1 million. The Company signed a note for $345,000 for the transfer of the Bay
Area franchise territory.   In addition, the Company sold two car washes during
the second quarter that were encumbered by mortgages. From the net proceeds the Company repaid $620,000 of principal to Heartland Bank, holder of the mortgages.

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

On October 14, 1999, the Company and the bank reached agreement in principal concerning the terms of a second amended and restated loan and security agreement (the "Second Amended and Restated Loan and Security Agreement"), which was reduced to writing on October 27, 1999, and effective retroactively to October 14, 1999. According to the agreement the senior lender extended the maturity date of the credit facilities to October 5, 2000, subject to the satisfaction of certain conditions including the execution of liens on all owned and unencumbered real property. The terms of the extension require the Company to engage in a series of further asset sales generating minimum net proceeds in the aggregate amount of $2,575,000. In addition the Company is required to meet the following over its next fiscal year to (a) reduce accounts payable by at least $250,000 on a cumulative basis during each of the next four fiscal quarters, (b) not suffer, for the quarter ending December 31, 1999, a negative net income exceeding $500,000, exclusive of the required asset sales, and (c) achieve for each quarter beginning with the quarter ending March 31, 2000, a positive earnings before taxes, depreciation and amortization, but after interest exclusive of the required asset sales. In addition, the Company will be obligated to reduce bank debt by an additional $200,000 on or before September 1, 2000, and must continue to make timely payments of principal and interest. The Company is not permitted to make payment of any amount of principal or interest on its subordinated debt in cash without the prior written consent of the bank.

As of December 31, 1999, the Company succeeded in reducing accounts payable by the required amount of $250,000. It also achieved the minimum earnings target of no less than $500,000 loss adjusted for depreciation, amortization, taxes and certain unpaid interest. In addition to the above conditions, the Company was required to complete the sale of three prefabricated lube buildings and one car wash during the quarter. The Company has received deposits for two buildings which are scheduled to be delivered in the third quarter and has a signed contract for the sale of a car wash of which the Company estimates net proceeds of $600,000. There can be no assurances that the Company will be in a position to satisfy each of these requirements. The Company has received a waiver from the bank concerning non-compliance with the above dated February 8, 2000.

While the holder of $2 million in subordinated debt had previously agreed to extend the maturity thereof to November 1, 2000, the holder and the Company recently re-negotiated the terms of that arrangement. The parties have now agreed that: (i) the maturity of the debt shall be extended to September 30, 2000; (ii) the interest rate would return to 14% effective August 15, 1999, and
(iii) that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock if approved by shareholders. The amount of shares was determined by by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. If shareholder approval for the issuance of the stock is not obtained by April 12, 2000, the $266,667 is to be paid by the Company in cash on September 30, 2000. The holder also agreed to waive existing events of default. The Company previously received the approval of the holder of an additional $3.6 million in subordinated debt to waive existing events of default and to extend the maturity date to April 15, 2001.

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

Year 2000 (Y2K) Compliance

As of the filing of this Form 10-Q, the Company has not experienced any material negative impact related to the Y2K issue. The Company replaced its computer system at its corporate headquarters with a new management information system
(MIS). The new MIS system is certified to be Y2K compliant. The new MIS system is currently being integrated into the Company's existing network while conversion of the Company's existing data into the new system continues. Hardware and software costs were approximately $330,000 in FY99. Additional programming costs are expected to reach $100,000 during FY00 representing 30% of the MIS budget. Potential risks of this conversion include the lack of adequate internal personnel resources to perform the conversion and unanticipated delays in software modifications specific to managing franchise royalty accounting. In addition, the Company replaced its phone system with a certified Y2K system during the quarter ended December 31, 1999 at a cost of approximately $60,000. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interrruptions will occur as a result of Y2K issues.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates.

Principal Payments and Interest Rate Detail by Contractural Maturity Dates

                                 2000           2001          2002        2003         2004        Thereafter      Total
                              -----------    ----------    ----------  ----------   ----------     -----------    -------
Short-term debt:                $  550,000   $3,117,000
   Term loan.................                                                                                     3,667,000
   Variable rate.............  LIBOR + 4.75%
   Line of credit............                 4,047,000                                                           4,047,000
   Variable rate.............                LIBOR + 4.75%

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

PAISA instituted a lawsuit against the Company in the United States District Court for the Central District of California. The lawsuit alleged that the Company failed to use its good faith efforts to obtain financing for the transaction in the manner contemplated by a term sheet. PAISA also alleged that the Company committed fraud, negligent misrepresentation and breach of contract with and as a result of its failure to consummate an acquisition of PAISA.

PAISA sought damages in the amount of $15,000,000 plus interest, costs and any consequential damages determined by the court. PAISA was also seeking to enjoin the Company from collecting the $500,000 promissory note or from collecting the promissory notes owed to PAISA which ensures PAISA's obligation to repay the Company.

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

None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As previously disclosed, the Company's stock listing was moved from the Nasdaq National Market to the Nasdaq SmallCap Market on August 16, 1999. The continued listing of the Company's stock on the Nasdaq SmallCap Market is contingent upon approval of the Nasdaq Stock Market. The Company intends to issue a press release promptly following the time it has been advised of the Nasdaq Stock Market's final determination with respect to the future listing of the Company's shares of common stock. As of February 9, 2000, the Nasdaq Stock Market has not made a final determination with regard to the Company's continued listing on the Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

Exhibit No.           Description
   27            Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Febraury 11, 2000.

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

Signature                                      Title                     Date
--------------------------------  -------------------------------  -----------------

         /s/ Charles L. Dunlap    President, Chief Executive       February 11, 2000
--------------------------------  Officer and Director
             Charles L. Dunlap    (Principal Executive Officer)

         /s/ Jerry L. Little      Senior Vice President and Chief  February 11, 2000
--------------------------------  Financial Officer (Principal
             Jerry L. Little      Financial Accounting Officer)