Form 10-Q/A
period 1999-12-31
PRECISION AUTO CARE INC
filed 2000-02-23
CIK 1038541

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

     As previously disclosed, the Company's stock listing was moved from the Nasdaq National Market to the Nasdaq SmallCap Market on August 16, 1999, subject to the approval of the Company's listing application by the Nasdaq Stock Market. On October 27, 1999, the Nasdaq Stock Market officially approved the Company's inclusion in the Nasdaq SmallCap Market.

     There have been a number of changes made in the composition of the Company's Board of Directors. Class I Director, Harry G. Pappas, Jr. resigned on October 25, 1999. Class I Director, Richard O. Johnson, Class II Director, Gerald A. Zamensky and Class III Director, Effie L. Eliopulos resigned on February 2, 2000. At a meeting held on February 2, 2000, the Board of Directors elected Mr. Mauricio Zambrano as Mr. Johnson's successor and Ernest S. Malas as Ms. Eliopulos' successor. Mr. Zambrano's term will expire at the Annual Meeting for 2001 and Mr. Malas' term will expire at the Annual Meeting for 2000. The Board of Directors decided not to fill the vacancies created by the resignations of Mr. Pappas and Mr. Zamensky. Also at the February 2 Board meeting, Lynne E. Caruthers resigned from her positions as Chairperson of the Board and Chairperson of the Executive Committee. She will continue to serve as a Class III Director. Mr. Woodley Allen was elected to succeed Ms. Caruthers in both capacities. In addition, Mr. Allen decided to step down as Chairman of the Audit Committee and Mr. George Bavelis was elected to succeed him.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

Exhibit No.           Description
   27            Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Febraury 23, 2000.

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

Signature                                      Title                     Date
--------------------------------  -------------------------------  -----------------

         /s/ Charles L. Dunlap    President, Chief Executive       February 23, 2000
--------------------------------  Officer and Director
             Charles L. Dunlap    (Principal Executive Officer)

         /s/ Jerry L. Little      Senior Vice President and Chief  February 23, 2000
--------------------------------  Financial Officer (Principal
             Jerry L. Little      Financial Accounting Officer)