Form 10-Q
period 2000-03-31
PRECISION AUTO CARE INC
filed 2000-05-15
CIK 1038541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                 Yes   X    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 6,284,673 shares of Common Stock as of April 30, 2000.

                           Precision Auto Care, Inc.
                                   Form 10-Q

INDEX
                                                                           PAGE
                                                                           ----

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   General Information.............................................         3

   Consolidated Balance Sheets as of March 31, 2000 and
   June 30, 1999...................................................         5

   Consolidated Statements of Operations for the three and nine months
   ended March 31, 2000 and 1999...................................         6

   Consolidated Statements of Cash Flows for the nine months
   ended March 31, 2000 and 1999...................................         8

   Notes to the Consolidated Financial Statements..................         9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................        16

Item 2.  Changes in Securities.....................................        16

Item 3.  Defaults Upon Senior Securities...........................        16

Item 4.  Submission of Matters to a Vote of Security Holders.......        17

Item 5.  Other Information.........................................        17

Item 6.  Exhibits or Reports on Form 8-K...........................        17

Signatures.........................................................        18

Exhibit Index......................................................        19

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

Precision Tune Auto Care provides automotive maintenance services which require relatively short service times including engine performance, oil change and lubrication and brake services. At March 31, 1999, these services were provided at 592 Precision Tune Auto Care centers owned and operated by franchisees and one owned and operated by the Company.

Precision Auto Wash provides self-service and touchless automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At March 31, 2000, there were 18 Company-owned car wash centers and 21 franchised car wash centers.

Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At March 31, 2000, there were 14 Precision Lube Express centers owned and operated by franchisees and four owned and operated by the Company. As of that date there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

The Company supports its franchisees and Company-owned centers by distributing certain car washing parts and supplies, and manufacturing and distributing pre-fabricated modular buildings and car wash equipment.

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

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with the Company's initial public offering (the "IPO Combination"). In March 1998, the Company acquired the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                                 2000          June 30,
                                                                              (Unaudited)        1999
                                                                              -----------     ----------
                                  ASSETS
Current assets:
   Cash and cash equivalents.............................................   $    283,484    $     50,167
   Accounts receivable, net of allowance of $1,693,534 and $2,080,000,
     respectively........................................................      4,770,890       5,242,780
   Inventory.............................................................      1,948,434       3,084,637
   Notes receivable, net of allowance....................................        220,370         379,487
   Other assets..........................................................        142,196         209,342
   Refundable income taxes...............................................      1,026,386       1,658,931
                                                                            ------------    ------------

Total current assets.....................................................      8,391,760      10,625,344
Notes receivable, net of allowance.......................................        321,303         325,254

Property, plant and equipment, at cost...................................     15,634,386      17,987,789
   Less: Accumulated depreciation........................................     (3,304,448)     (2,757,726)
                                                                            ------------    ------------

                                                                              12,329,938      15,230,063
Goodwill and other intangibles, net of accumulated
 amortization............................................................     36,457,753      37,926,905
Deposits and other.......................................................         61,300         467,857
                                                                            ------------    ------------

Total assets.............................................................   $ 57,562,054    $ 64,575,423
                                                                            ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities..............................   $  8,671,936    $  8,636,331
   Bank facility.........................................................      7,301,615       1,230,002
   Mortgage notes payable................................................        294,610         295,064
   Subordinated debt.....................................................      2,000,000             ---
   Other notes payable...................................................        482,094         541,535
   Deferred revenue......................................................        377,319         842,598
                                                                            ------------    ------------

Total current liabilities................................................     19,127,574      11,545,530

Bank facility............................................................             --       7,678,667
Mortgage notes payable...................................................      6,706,732       7,938,859
Subordinated debt........................................................      3,586,960       5,586,960
Other notes payable......................................................        766,412         924,713
Deferred revenue.........................................................        616,835         239,714
Refundable deposits......................................................        482,632         245,364
Other liabilities........................................................        139,859         433,323
                                                                            ------------    ------------

Total liabilities........................................................     31,427,004      34,593,130
Stockholders' equity:

   Common stock, $.01 par; 19,000,000 shares authorized; 6,284,673 and
     6,131,548 shares issued and outstanding.............................         62,846          61,315
   Additional paid-in capital............................................     46,312,164      46,012,211
   Unearned restricted stock.............................................       (205,834)       (283,021)
   Retained earnings.....................................................    (20,034,126)    (15,808,212)
                                                                            ------------    ------------

Total stockholders' equity...............................................     26,135,050      29,982,293
                                                                            ------------    ------------

Total liabilities and stockholder's equity...............................   $ 57,562,054    $ 64,575,423
                                                                            ============    ============

See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                  2000           1999
                                                               (Unaudited)    (Unaudited)
                                                               -----------    -----------
Revenues:
    Franchise development                                     $   142,693    $   273,163
    Royalties                                                   3,569,774      3,313,000
    Manufacturing and distribution                              2,182,687      5,238,127
    Company centers                                             1,400,008      1,899,465
    Other                                                          92,070         22,979
                                                              -----------    -----------

Total revenues                                                  7,387,232     10,746,733

Total direct cost                                               5,875,679      8,879,562
                                                              -----------    -----------

Contribution (exclusive of amortization shown separately
    below)                                                      1,511,553      1,867,171

General and administrative expense                              1,597,015      3,116,762
Depreciation expense                                              328,430        282,765
Amortization of goodwill and other intangibles                    493,377        526,495
                                                              -----------    -----------

Operating (loss)                                                 (907,269)    (2,058,851)
Other income (expense):
    Interest (expense)                                           (640,177)      (944,981)
    Interest income                                                16,371        144,378
    Other income (expense)                                        190,179     (2,744,202)
                                                              -----------    -----------

    Total other (expense)                                        (433,627)    (3,544,805)
                                                              -----------    -----------

(Loss) before income tax expense                               (1,340,896)    (5,603,656)
(Benefit) provision for income taxes                              (43,174)            --
                                                              -----------    -----------

Net (loss)                                                    $(1,297,722)   $(5,603,656)
                                                              ===========    ===========

Basic net (loss) per share                                         ($0.21)        ($0.92)
Diluted net (loss) per share                                       ($0.21)        ($0.92)
Weighted average shares outstanding--Basic                      6,258,006      6,120,543
Weighted average shares outstanding--Diluted                    6,258,006      6,120,543

See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Nine Months Ended
                                                                     March 31, 1999
                                                               --------------------------
                                                                  2000            1999
                                                               (Unaudited)    (Unaudited)
                                                               ----------     -----------
Revenues:
 Franchise development                                        $   465,078    $    714,577
 Royalties                                                     11,352,800      10,468,257
 Manufacturing and distribution                                10,374,510      16,621,277
 Company centers                                                3,879,027       5,497,868
 Other                                                            188,965         144,363
                                                              -----------    ------------

Total revenues                                                 26,260,380      33,446,342

Total direct cost                                              21,004,861      28,813,118
                                                              -----------    ------------

Contribution (exclusive of amortization shown separately
 below)                                                         5,255,519       4,633,224

General and administrative expense                              4,894,978       7,388,302
Depreciation expense                                            1,015,694       1,149,716
Amortization of goodwill and other intangibles                  1,486,017       1,566,885
Loss on sale of assets                                                 --         709,578
                                                              -----------    ------------

Operating (loss)                                               (2,141,170)     (6,181,257)

Other income (expense):
 Interest (expense)                                            (1,980,780)     (2,058,973)
 Interest income                                                   53,082         243,987
 Other (expense)                                                 (109,541)     (4,507,055)
                                                              -----------    ------------

 Total other (expense)                                         (2,037,239)     (6,322,040)
                                                              -----------    ------------

(Loss) before income tax expense                               (4,178,409)    (12,503,298)
(Benefit) provision for income taxes                               47,503      (1,587,228)
                                                              -----------    ------------

Net (loss)                                                    $(4,225,912)   $(10,916,070)
                                                              ===========    ============

Basic net (loss) per share                                         ($0.69)         ($1.79)
Diluted net (loss) per share                                       ($0.69)         ($1.79)
Weighted average shares outstanding--Basic                      6,192,920       6,120,543
Weighted average shares outstanding--Diluted                    6,192,920       6,120,543

See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended
                                                                                                         March 31,
                                                                                                --------------------------
                                                                                                    2000           1999
                                                                                                (Unaudited)    (Unaudited)
                                                                                                -----------    -----------
Operating activities:
Net (loss).............................................................................         $(4,225,912)   $(10,916,071)
Adjustments to reconcile net (loss) to net cash provided and (used in)
  by operating activities:

   Depreciation and amortization.......................................................           2,501,711       2,716,601
      Severance accrual................................................................                  --       1,153,000
      Services received in exchange for stock..........................................              77,187              --
      Interest paid with stock.........................................................             300,000              --
      (Gain) loss on sale of assets....................................................            (488,561)        709,578
      Foreign currency translation adjustment..........................................                  --          85,957
   Changes in operating assets and liabilities:
       Accounts and notes receivable...................................................             634,957       5,331,774
       Inventory.......................................................................           1,136,203        (259,704)
       Prepaid expenses, refundable income taxes, deposits
         and other.....................................................................           1,311,069       1,456,461
       Accounts payable and accrued liabilities........................................              35,605      (2,123,540)
       Deferred revenue, net...........................................................             (88,158)         63,000
                                                                                                -----------    ------------

Net cash provided by (used in) operating activities....................................           1,194,101      (1,782,944)
Investing activities:
   Purchases of property and equipment.................................................            (294,891)     (1,787,210)
   Sale of property and equipment......................................................           2,390,000       3,727,054
   Acquisitions........................................................................                  --      (3,695,559)
                                                                                                -----------    ------------

Net cash provided by (used in) investing activities....................................           2,095,109      (1,755,715)
Financing activities:
   Sale of company stock...............................................................               1,484              --
   (Repayments of) bank facility.......................................................          (1,607,054)     (5,547,501)
             Proceeds from notes payable                                                            345,685       6,058,681
   (Repayments) proceeds from mortgage notes and other notes payable...................          (1,796,008)      1,035,000
                                                                                                -----------    ------------

Net cash (used in) provided by financing activities....................................          (3,055,893)      1,546,180
                                                                                                -----------    ------------

Net change in cash and cash equivalents................................................             233,317      (1,992,480)
Cash and cash equivalents at beginning of year.........................................              50,167       2,070,294
                                                                                                -----------    ------------

Cash and cash equivalents at end of period.............................................         $   283,484    $     77,814
                                                                                                ===========    ============

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

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase Common Stock were exercised. For the three and nine months ended March 31, 2000 and for the three and nine months ended March 31, 1999, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions was anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share.

                                                         Three Months Ended               Nine Months Ended
                                                           March 31, 1999                   March 31, 1999

                                                        2000           1999              2000            1999
                                                        ----           ----              ----            ----
Numerator:
  Net Loss.......................................   $(1,297,722)   $(5,603,656)      $(4,225,912)   $(10,916,070)
Denominator:
  Denominator for basic EPS-weighted-average
  shares.........................................     6,258,006      6,120,543         6,192,920       6,120,543
  Denominator for diluted EPS-weighted-average
  shares.........................................     6,258,006      6,120,543         6,192,920       6,120,543
Basic net loss per share.........................        $(0.21)        $(0.92)           $(0.48)         $(0.87)
Diluted net loss per share.......................        $(0.21)        $(0.92)           $(0.48)         $(0.87)

The 890,850 stock options and 97,500 shares of restricted stock were not included in the 2000 diluted net loss per share calculation because their effect would be anti-dilutive.

Note 3 - Inventory

The components of inventory are as follows:

                                                       March 31,     June 30,
                                                         2000          1999
                                                       ---------     --------
   Raw materials...................................   $  360,802    $1,222,762
   Work-in-process.................................      935,669        98,587
   Finished goods..................................    1,041,963     2,153,288
   Reserve for obsolete and unsaleable inventory...     (390,000)     (390,000)
                                                      ----------    ----------
                                                      $1,948,434    $3,084,637
                                                      ==========    ==========

Note 4 - Contingencies

The Company is involved in certain litigation and is subject to unasserted claims arising in the ordinary course of business. In the opinion of counsel and management, the ultimate liability, if any, arising from the settlement of these cases with the exception of the pending litigation in Florida, will not have a material adverse effect on the financial operations or position of the Company. The Company is exercising its appellate remedies regarding an adverse judgment in the state of Florda which in described in Item 1 of Part II.

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

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Summary (in thousands)

                                   2000      %      1999       %
                                   ----     ---     ----      ---
Net revenue...................    $7,387    100%   $10,747    100%
Direct cost...................     5,876     80      8,880     83
General and administrative....     1,597     22      3,117     29
Operating (loss)..............      (907)   (12)    (2,059)   (19)

Revenue

Revenue for the three months ending March 31, 2000 was $7.4 million, a decrease of $3.4 million, or 31%, compared with revenue of $10.7 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from company centers, manufacturing and distribution revenues of $499,000 and $3.1 million respectively. These decreases were
partially offset by an increase in royalty revenue of $257,000.   The decrease
in revenue is primarily attributable to a joint venture with Service Champ by which Service Champ would supply the franchisees with parts and equipment that was previously sold by PAC, a wholly owned subsidiary of the Company. PAC was wound down concurrent with the execution of the joint venture agreement. National Auto Chemical (sold in the second quarter) and PAC accounted for $1.9 million of the total decrease in manufacturing and distribution revenues.

Direct Cost

Direct costs for the three months ending March 31, 2000 totaled $5.9 million, a decrease of $3.0 million or 34%, compared with $8.9 million for the quarter ending March 31, 1999. This was largely as a result of the sale of National Auto Chemical and the closing of PAC a former distribution center of parts and equipment. These two businesses accounted for $1.8 million of the decrease.

General and Administrative Expense

General and administrative expense was $1.6 million for the three months ending March 31, 2000, a decrease of $1.5 million or 49%, compared with $3.1 million
for the quarter ending March 31, 1999.   These reductions are the result of cost
cutting measures that were implemented last year.

Operating (Loss)

The Company recorded an operating loss for the three months ending March 31, 2000 of $907,000, which represents a decrease in operating loss of $1.2 million or 57% compared with an operating loss of $2.1 million for the corresponding period of the prior year.

TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Three months ended March 31,        2000       1999
----------------------------        ----       ----

Depreciation                      $328,430   $282,765
Amortization                       493,377    526,495
                                  --------   --------
   Total                          $821,807   $809,260
                                  ========   ========

TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:

Three months ended March 31,        2000       1999
----------------------------        ----       ----

Interest incurred                 $640,177   $944,981
                                  ========   ========

Results of Operations

Comparison of the nine months ended March 31, 2000 to the nine months ended March 31, 1999


Summary (in thousands)
                                                                                               2000       %      1999       %
                                                                                               ----      ---     ----      ---
Net revenue...............................................................................   $ 26,260    100%   $33,446    100%
Direct cost...............................................................................     21,005     80     28,813     86
General and administrative................................................................      4,895     19      7,388     22
Operating (loss)..........................................................................     (2,141)    (8)    (6,181)   (18)

Revenue

Revenue for the nine months ending March 31, 2000 was $26.3 million, a decrease of $7.2 million, or 21%, compared with revenue of $33.4 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from company centers, manufacturing and distribution revenues and franchise development of $1.6 million, $6.2 million and $250,000 respectively. These decreases were partially offset by an increase in royalty
revenue of $884,000.   The reduction in retail sales is a result the Company
selling under performing company stores during the second half of fiscal year 1999. Manufacturing and distribution revenues were down $3.7 million at PAC as a result of the joint venture with Service Champ and low inventory levels during
the first quarter of fiscal year 2000.   National Auto Chemical revenues were
down $498,000 as a result its disposition. Distribution sales in Mexico and car wash equipment sales were down $2.0 million.

Direct Cost

Direct costs for the nine months ending March 31, 2000 totaled $21.0 million, a decrease of $7.8 million or 27%, compared with $28.8 million for the nine months ending March 31, 1999. The decrease is attributable to cost decreases in company centers, manufacturing and distribution and franchise development of $1.4 million, $6.2 million and $396,000 respectively. This was partially offset by an increase in royalty costs of $217,000.

General and Administrative Expense

General and administrative expense was $4.9 million for the nine months ending March 31, 2000, a decrease of $2.5 million or 34%, compared with $7.4 million
for the nine months ending March 31, 1999.   This is the result of cost cutting
measures implemented in 1999 and one time charges also in fiscal year 1999.

Operating (Loss)

The Company recorded an operating loss for the nine months ending March 31, 2000 of $2.1 million which represents an decrease in operating loss of $4.0 million or 65% compared with an operating loss of $6.2 million for the corresponding period of the prior year.

TABLE 3 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Nine months ended March 31,         2000         1999
---------------------------         ----         ----

Depreciation                     $1,015,694   $1,149,716
Amortization                      1,486,017    1,566,885
                                 ----------   ----------
   Total                         $2,501,711   $2,716,601
                                 ==========   ==========

TABLE 4 - Components of Interest Expense

The components of interest expense are summarized as follows:

Nine months ended March 31,         2000         1999
---------------------------         ----         ----

Interest incurred                $1,980,780   $2,058,973
                                 ==========   ==========

Liquidity and Capital Resources

Sources and Uses of Cash

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                                  Nine Months Ended March 31,
                                                                  ---------------------------
                                                                      2000           1999
                                                                      ----           ----
   Net cash provided by (used in)
    operating activities........................................  $ 1,194,101    $(1,782,944)
   Net cash provided by (used in) investing activities..........    2,095,109     (1,755,715)
   Net cash (used in) provided by financing activities..........   (3,055,893)     1,546,180
                                                                  -----------    -----------

   Change in cash and cash equivalents..........................  $   233,317    $(1,992,479)
                                                                  ===========    ===========

Cash at March 31, 2000 was $283,000 an increase of $233,000 from $50,000 at June 30, 1999. During the nine months ending March 31, 2000, cash provided by operating activities was $1.2 million which is attributable to decreases in inventory levels of $1.1 million, decrease in accounts receivable of $634,000 and a decrease in prepaid expenses and other assets of $1.3 million.

Cash provided by investing activities for the nine months ended March 31, 2000 was $2.1 million. The capital expenditures consisted mainly of PIN systems purchases and signage upgrades, and upgrades to the Company's internal computer hardware and software systems. Dispositions of company owned car washes and the chemical plant generated $2.4 million in gross proceeds.

Cash used in financing activities for the nine months ended March 31, 2000 was $3.1 million. Financing activities during the period included repayments of the Company's bank facility of $1.6 million and mortgage and notes payable of $1.8 million. The Company signed a note for $345,000 in connection with the transfer
of the Bay Area franchise territory.   In addition, the Company sold four car
washes during the second and third quarter that were encumbered by mortgages. From the net proceeds the Company repaid $1.0 million of principal to Heartland Bank, holder of the mortgages.

Debt Transactions

The Company has a bank credit agreement with First Union National Bank, under which the Bank has extended loans to the Company under both a general revolving line of credit and an acquisition line of credit. The agreement was originally executed on November 7, 1997 with Signet Bank (which was later acquired by First Union).

Beginning in the summer of 1998, the Company has not always been able to remain in compliance with certain financial covenants included in the agreement. As a result, the agreement has been amended and modified several times including amendments executed October 12, 1998 and February 22, 1999 (effective retroactively to February 1, 1999). Prior reports include more detailed descriptions of these earlier amendments and waivers of non-compliance issued by the Bank.

In the latest amendment to the agreement (the "Second Amended and Restated Loan and Security Agreement"), dated October 27, 1999 (effective retroactively to October 14, 1999), the Bank extended the maturity date of the credit facilities to October 5, 2000, subject to the satisfaction of certain conditions including the execution of liens on all owned and unencumbered real property. The terms of the extension require the Company to engage in a series of further asset sales generating minimum net proceeds in the aggregate amount of $2,575,000. In addition, the Company is required to: (a) reduce accounts payable by at least $250,000 on a cumulative basis, by December 31, 1999, and each quarter thereafter, (b) not suffer, for the quarter ending December 31, 1999, a negative net earnings before taxes, depreciation and amortization, but after interest (excluding accrued or noncash interest payable on the subordinated debt) exceeding $500,000, excluding the gain (loss) resulting from the required asset sales, and (c) achieve for each quarter beginning with the quarter ending March 31, 2000, a positive earnings before taxes, depreciation and amortization, but after interest (excluding accrued or noncash interest payable on the subordinated debt), exclusive of the required asset sales. In addition, the Company is obligated to reduce bank debt by an additional $200,000 on or before September 1, 2000, and must continue to make timely payments of principal and interest. The Company is not permitted to make payment of any amount of principal or interest on its subordinated debt in cash without the prior written consent of the Bank. In addition to the above conditions and requirements to dispose of certain businesses which have been satisfied, the Company was required to complete the sale of (1) certain prefabricated lube buildings during the quarters ended December 31, 1999, and March 31, 2000, and (2) the sale of certain real property located in Marion, IN and Roscoe, IL, by certain dates.

The Company is currently not in compliance with certain financial covenants. As of December 31, 1999, and March 31, 2000, the Company succeeded in reducing accounts payable by the required amount of $250,000. It also achieved the December 31, 1999, minimum earnings target of no less than $500,000 loss (as defined above). The requirement of achieving a positive earnings (as defined above) for the quarter ended March 31, 2000 was not achieved. The Company was also not able to complete the remaining real property sales by the specified dates. And there can be no assurances that the Company will be in a position to satisfy its earnings requirements for the quarter ending June 30, 2000 or to complete the required asset sales by that time. The Company did receive a waiver from the Bank, dated February 8, 2000, concerning non-compliance with certain covenants for the quarter ended December 31, 1999. As of the date of this filing, the Bank had agreed to provide the Company with a waiver concerning such non-compliance for the quarter ended March 31, 2000 in return for certain changes being made to the Second Amended and Restated Loan and Security Agreement. While the documentation has not yet been finalized, the changes agreed to include: (1) reducing the availability under the line of credit by $30,000 per week for eight weeks; and (2) increasing the interest rate for all existing and future advances by 1%.

In addition to the Bank credit facility, the Company has entered into two outstanding subordinated debenture transactions and has received mortgage financing for certain Company-owned real estate. Under the terms of each subordinated debenture, payments of principal and interest on the subordinated debt may only be made by the Company if the Company has made all required payments or is otherwise not in default under the Bank credit facility.

The first subordinated debenture in the amount of $2 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors. Originally due October 15, 1999, the term of the subordinated debenture has been extended by agreement until September 30, 2000. The Company has also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock; shareholder approval of which was obtained at the annual shareholders' meeting on April 12, 2000. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived certain existing events of default.

The second subordinated debenture in the amount of $5 million was executed in January 1999 directly with one member of the Company's board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture has been extended to April 15, 2001. The holder also waived certain existing events of default.

On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%, amortized over a 20 year period and secured by four of the Company's car washes. This mortgage was paid off from the sale of the respective secured properties, on December 22, 1999, and January 28, 2000.

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

The Company is actively seeking new sources of financing, including financing for the purpose of refinancing the Bank debt, but there can be no assurances such financing can be arranged. The Company will be required to obtain such financing by the October 5, 2000 maturity date, unless the Bank agrees to extend that date. The Company's failure to obtain new sources of financing, including financing to refinance the Bank debt, will have a material adverse affect on the Company's business and the Company may not be able to continue as a going concern.

Joint Ventures

On November 10, 1999 the Company entered into a joint venture with a national distributor of auto parts. The agreement is for three years whereby the Company and the national distributor will promote the sale of auto parts and supplies to Precision Tune Auto Care franchisees. The Company expects the joint venture will have a positive impact on cash flow by enabling it to discontinue its auto parts distribution business.

On March 20, 2000 the Company signed a strategic alliance and co-branding agreement with Getty Petroleum Marketing. Under the agreement, the Company will sell franchises and equipment to Getty service stations.

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

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

                                       2000         2001       2002       2003      2004     Thereafter       Total
                                       ----         ----       ----       ----      ----     ----------       -----
Short-term debt:                    $275,000     $3,117,000
   Term loan..................                                                                              $3,392,000
   Variable rate..............   LIBOR + 4.75%
   Line of credit.............                   3,910,000                                                   3,910,000
   Variable rate..............                 LIBOR + 4.75%

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

In May 1998, a lawsuit was filed against the Company in a Florida state court by a franchisee shortly after the Company issued him a notice of termination. In his lawsuit, the franchisee sought a temporary injunction against the Company in an attempt to prevent his franchise from being terminated and alleged additional claims including breach of contract, tortuous interference with business relationships, and slander. The Company filed counterclaims against the franchisee and asserted various defenses to the franchisee's claims.

In November 1999, the plaintiff brought a motion for sanctions against the Company for failure to fully comply with discovery instructions issued by the judge. The motion was granted. Under the court's order, the Company was barred from presenting its counterclaims and defenses at trial. As a result, the jury was only permitted to consider evidence relating to the franchisee's alleged damages, and was not presented with complete evidence respecting the franchisee's claims or any evidence relating to the Company's claims or defense. In March 2000, the jury decided to award the franchisee damages in the amount of approximately $850,000.

The Company and its legal counsel believe that it has ample grounds for seeking appellate remedies by which, if granted, would result in a new trial in which all the relevant claims and evidence would be presented. The Company currently has three pending motions awaiting hearing before the original trial judge, including a motion for a new trial. The ultimate outcome of this case cannot be predicted, and the Company cannot make any assurances about obtaining appellate relief. In the event the judgment is not reversed or the amount of damages is not significantly reduced on appeal, the award could have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2000, the Company issued 120,000 restricted shares of Common Stock to a member of the Board of Directors to satisfy interest accrued on a subordinated debenture.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The information concerning defaults with respect to the Company's indebtedness contained in Note 3 to the Company's financial statements and appearing at "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders was held on April 12, 2000, for: (1) the election of three Class II directors; (2) issuance of 71,111 shares of Common Stock in connection with the payment of interest on a subordinated debenture;
(3) adoption of the 2000 Outside Directors' Stock Plan; and (4) to ratify the selection of Ernst & Young LLP as indepenent auditors for the Company for fiscal
year 2000.   A total of 5,080,405 of the 6,284,673 votes entitled to be cast at
the meeting were present in person or by proxy.   At the meeting, the
shareholders:

(1) Elected the following directors: Number of Shares

                                                                   Number of Shares
                                      Number of Shares             Authority
               Director               Voted For                    Withheld
               --------               ----------------             ----------------
               Woodley A. Allen          5,027,936                       52,469

               Bassam N. Ibrahim         5,028,336                       52,069

               Arthur Kellar             5,009,536                       70,869

(2) Approved the issuance of 71,111 shares of Common Stock in connection with the payment of interest on a $2 million subordinated debenture due September 30, 2000 by an affirmative vote of 3,039,156; votes against issuance were 90,777; and abstentions were 33,711.

(3) Approved the adoption of the Precision Auto Care, Inc. 2000 Outside Directors' Stock Plan and the reservation of 50,000 shares for issuance thereunder by an affirmative vote of 3,859,467; votes against adoption were 1,199,338; and abstentions were 21,600

(4) Ratified the selection of Ernst & Young LLP as independent auditors for the Company for fiscal year 2000 by an affirmative vote of 3,648,853 votes against ratification were 685,044; and abstentions were 57,262. No other matters were submitted to a vote of the shareholders at the meeting.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description
    10          Strategic Alliance and Service Agreement
                (Confidential treatment requested)
    27          Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

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

        Signature                    Title                        Date
        ---------                    -----                        ----

 /s/ Charles L. Dunlap      President, Chief Executive        May 15, 2000
------------------------    Officer and Director
    Charles L. Dunlap       (Principal Executive Officer)

  /s/ Jerry L. Little       Senior Vice President and Chief   May 15, 2000
------------------------    Financial Officer (Principal
    Jerry L. Little         Financial and Accounting Officer)

EXHIBIT INDEX

 Number                                                             PAGE
 ------                                                             ----

   10           Strategic Alliance and Service Agreement
                (Confidential treatment requested)
   27           Financial Data Schedule