Form 10-K
period 2000-06-30
PRECISION AUTO CARE INC
filed 2000-10-13
CIK 1038541

The following Form 10-K was the subject of a Form 12b-25.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
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

     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 29, 2000 was $6,494,296 based on the closing price of $1.375 per share. As of that date, 8,160,508 shares of Common Stock were issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I      Item 1.     Business...........................................................................    4
            Item 2.     Properties.........................................................................   15
            Item 3.     Legal Proceedings..................................................................   16
            Item 4.     Submission of Matters to a Vote of Security Holders................................   16

PART II     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............   17
            Item 6.     Selected Financial Data............................................................   17
            Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                        Operations.........................................................................   18
            Item 7A.    Quantitative and Qualitative Disclosure about Market Risk..........................   25
            Item 8.     Financial Statements and Supplementary Data........................................   25
            Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
                        Disclosure.........................................................................   44

PART III    Item 10.    Directors and Executive Officers of the Registrant.................................   44
            Item 11.    Executive Compensation.............................................................   48
            Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................   52
            Item 13.    Certain Relationships and Related Transactions.....................................   53

PART IV     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................   55

                          FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business--Risk Factors," general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

                                    PART I

Item 1.   Business

Overview

     Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary. However, in August 2000, the company made the decision to change senior management and hired a new CEO, Louis M. Brown, Jr. and a new CFO, Robert R. Falconi. With that change in management there has been a change in direction for the Company. In the future, the Company intends to focus on growing the franchising business.

     . Precision Tune Auto Care provides automotive maintenance services that require relatively short service times including engine performance, oil change and lubrication and brake services. At June 30, 2000, these services were provided at 515 Precision Tune Auto Care centers owned and operated by franchisees and five owned and operated by the Company. At October 9, 2000, the Company owned five Precision Tune Auto Care centers. The Company intends to sell one of the centers that it owns and operates in fiscal year 2001.

     . Precision Auto Wash provides self-service and touch-less automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At June 30, 2000, there were 18 Company-owned car wash centers and 23 franchised car wash centers. At October 9, 2000, the Company owned four Precision Auto Wash Centers. The Company intends to sell the centers that it owns and operates in fiscal year 2001.

     . Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At June 30, 2000, there were 10 Precision Lube Express centers owned and operated by franchisees and six owned and operated by the Company. As of that date, there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers. At October 9, 2000, the company owned two Precision Lube Express Centers. The Company intends to sell the centers that it owns and operates in fiscal year 2001.

     The Company supports its franchisees and Company-owned centers by distributing certain automotive and car washing parts and supplies, and manufacturing and distributing pre-fabricated modular buildings.

     The Company, a Virginia corporation, was incorporated in April 1997, but through predecessors has been in the automotive maintenance services business for over twenty years. The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups. Franchising of Precision Tune centers began the next year. As changes in automotive technology reduced the need for traditional tune-ups, Precision Tune expanded its menu of offered automotive maintenance services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services. In September 1996, the Precision Tune brand name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

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


Operations

Precision Tune Auto Care

     Precision Tune Auto Care is an automotive maintenance service provider specializing in quality maintenance services that require relatively short service times. At June 30, 2000, these services were provided at 515 Precision Tune Auto Care centers owned and operated by franchisees and 5 owned and operated by the Company. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

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

     Training and Operational Support. A significant element of Precision Tune Auto Care's commitment to service is its training program for franchisees. New franchisees are required to successfully complete 50 hours of initial training at the Company's national training center in Leesburg, Virginia. The Company also offers a full line of technical training, including courses on engine performance, fuel systems and emissions, automotive electronics, fuel injection, and brake certification. These courses, which include both classroom and hands-on training, are designed to allow franchisees and service center technicians to maintain and update their technical capability to service today's more technically complex vehicles. Upon opening a new center, training crews are onsite for at least the first two business days to assist in the startup process.

     Management also has developed the Precision Information Network ("PIN"), a proprietary point of sale computer system, and has made this system available to franchisees. The latest version of PIN is a Windows-based system which employs touch-screen technology and is designed to be user friendly. The PIN system provides reports on productivity, cost of goods, labor, inventory and line of service information, and includes a marketing database module that facilitates the tracking of customer information for the development of direct mail marketing campaigns and other marketing strategies. Remote-location polling of information and electronic ordering from the Company's parts and equipment division are features currently under development. Approximately 60% of the Company's domestic franchised centers have installed a version of the PIN system.

     Franchise Marketing. The Company (through a Predecessor Company) has marketed franchises for Precision Tune Auto Care centers since 1977. The Company's franchise sales process includes advertising in appropriate franchise and business publications, conducting franchise sales seminars, and maintaining a home page on the Internet through which interested parties may submit a franchise inquiry. Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screening to determine whether a prospect is qualified. The Company seeks individuals with management experience who will commit full time to the operation of their franchise and who have a minimum of $50,000 and $150,000 in liquid assets and net worth, respectively.

     Precision Tune Auto Care's area development system has played a significant role in the Company's franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care's behalf within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care's franchise obligations. Generally, the Company is free to establish and operate Company-owned centers in areas in which it has granted development rights to area developers. In that event the Company is required to pay the area developer amounts equal to the royalty payments that the area developer would otherwise receive if the center were being operated by a franchisee. As of June 30, 2000, 21 area developers and their affiliates had an ownership interest in approximately 31% of the total number of Precision Tune Auto Care centers.

     Open Area Development. Precision Tune Auto Care's current strategy is also to pursue the direct development of open areas in which area developers have not been granted rights. To facilitate this strategy, the Company has formed a franchise development team to pursue Precision Tune Auto Care's open area development plan. This plan, which includes direct franchising, addresses such factors as market demographics, development resources (e.g., advertising and public relations vehicles, developers of commercial real estate), criteria for initial center development, and criteria for additional center development. Based on these factors, a specific expansion strategy for each target area is developed. The Company believes that significant expansion potential exists in areas not controlled currently by area developers.


Precision Auto Wash

     The Company is the owner, operator and franchisor of technologically-advanced self-service and touch-less automatic car wash centers. At June 30, 2000, there were 18 Precision Auto Wash centers owned and operated by the Company. In fiscal year 2001, the company intends to divest itself of all of the Precision Auto Wash Centers that it owns and operates. As of June 30, 2000, there were 23 franchised car wash centers.

     The Company believes that the Precision Auto Wash system represents the state-of-the-art in modern touch-less automatic and self-service car washing capabilities.

     The computer-based operating system the Company developed for use in its car wash centers includes the following features:

     . Computerized control of the wash system that allows the operator to change time cycles, and equipment functions, and to monitor the status of operations, quickly, easily and cost-effectively, from a remote location on a laptop personal computer.

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

     Prototype Center. There are two types of prototype Precision Auto Wash centers: (i) the stand-alone facility consisting of one automatic and four self-service car wash bays; and (ii) the co-location facility consisting of a one-bay automatic car wash facility to be located on the same site as a Precision Tune Auto Care center or a Precision Lube Express center. The stand-alone Precision Auto Wash Center is designed to be placed on a half-acre lot. Exclusive of real estate, the estimated initial investment to open a stand-alone Precision Auto Wash center ranges from $52,600 to $669,000. The initial investment required for a co-location Precision Auto Wash center, exclusive of real estate, ranges from $40,100 to $420,500.

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

     Training and Operational Support. A 44 hour formal pre-opening training program is required for all Precision Auto Wash franchisees prior to the opening of a center. Precision Auto Wash provides its franchisees with an operations policy and procedures manual, and performs a thorough center evaluation on a quarterly basis. Precision Auto Wash centers participate in "mystery shopper" and customer service programs. Field operations, marketing and training support are provided by Company personnel.

     Franchise Marketing. Prospective Precision Auto Wash franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees. As a method of capturing the market of existing car wash owners, this past fiscal year the Company continued its program for existing car wash owners of offering them the opportunity to participate in the various benefits and supports offered by the Precision Auto Wash system at reduced fees. Area developers who agree to become a Precision Auto Wash area developer in their territory are paid a portion of the initial franchisee fee and continuing royalty in consideration for assisting in the development and ongoing support of a Precision Auto Wash center

Precision Lube Express

     The Company is the owner, operator and franchisor of centers that provide fast automobile oil change, lubrication, filter replacement and related basic services. Precision Lube Express centers also check and fill vital fluids, and conduct vehicle safety inspections, including inspection of exhaust systems. Precision Lube Express offers its customers air filters, PCV valves, breather filters, wiper blades and assorted engine additives. Precision Lube Express centers top off vital fluids between customer's oil changes at no charge. At June 30, 2000, there were 10 Precision Lube Express centers owned and operated by franchisees and six owned and operated by the Company. The Company plans to sell the centers it owns and operates in fiscal year 2001. As of June 30, 2000, there were also 17 Lube Depot centers operated by franchisees.

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

     Training and Operational Support. Precision Lube Express provides a 50 hour training program that franchisees are required to complete successfully before opening a Precision Lube Express center. The program addresses the following areas: computer system operations, lubrication equipment training, center operations, customer service, and advertising.

     The Company actively supports its Precision Lube Express franchisees. Each center receives operational visits similar to Precision Tune Auto Care centers and are included in "mystery shopper" and customer service programs. Field operations, marketing and training support are provided using the existing Precision Tune Auto Care structure, with area developer personnel or corporate personnel, as applicable.

     Franchise Marketing. Prospective Precision Lube Express franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees.

Manufacturing and Distribution

     In fiscal year 2000, the Company's manufacturing and distribution operations accounted for approximately 39% of the Company's revenues. The Company did not rely heavily on any single supplier for the supply of any materials, such as oil, equipment or raw materials or components the Company utilized in its manufacturing operations.

     In August 2000, the Company made the decision to change its senior management and hired a new CEO and CFO. The new management plans to focus the Company on its franchising operations.

     Hydro Spray, a Company subsidiary, manufactures, distributes and sells the car wash equipment used in the Precision Auto Wash system. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market because it includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track which adjusts to the size of each vehicle. HydroSpray will sell equipment to Precision Auto Wash franchisees and to other third parties for installation in car wash centers that are not franchised or otherwise affiliated with Precision Auto Wash. HydroSpray's operations principally include the assembly of parts that have been manufactured by suppliers to HydroSpray specifications. This assembly process is conducted at HydroSpray's 40,000 square foot manufacturing facility located in Cedar Falls, Iowa. The Company plans to sell HydroSpray as part of a plan to focus its resources on the franchising business.

     Worldwide Dryer, a Company subsidiary, manufactures and distributes drying systems for installation in automatic car washes. Worldwide's dryers are available to Precision Auto Wash franchisees and other third parties who are not franchisees or otherwise affiliated with Precision Auto Wash. Worldwide's operations are conducted out of a 9,600 square foot leased plant outside Denver, Colorado. The Company also intends to sell Worldwide in an effort to focus its attention on the franchising business.

     Precision Building Solutions, a Company subsidiary, ("PBSI") manufactures and installs the modular building and equipment system used by Precision Lube Express centers. PBSI conducts these manufacturing operations at a 27,000 square foot facility located in Mansfield, Ohio. PBSI also sells its modular buildings to third parties for various commercial applications. The buildings are delivered, installed, field-tested, and outfitted with all of the supplies and tools necessary to commence operations immediately. Most installations are complete within three to five business days from the date of receipt, thus providing competitive time and cost advantages over traditional construction. PBSI purchases parts from third-party suppliers which are manufactured to the PBSI's specifications.

     The Company is not dependent upon any single supplier and the parts and materials the Company uses in connection with its manufacturing process can be obtained from a variety of suppliers.


Franchising Activities

     Precision Tune Auto Care. The Company sold 12 Precision Tune Auto Care franchises in the year ended June 30, 2000. As of June 30, 2000, substantially all of the Company's Precision Tune Auto Care centers were owned and managed by franchisees. Precision Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, the Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five year renewal options.

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

     The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Indonesia, Oman, the Bahamas, Jamaica, the Dominican Republic, Peru, Brazil, El Salvador, Guatemala and Honduras. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

     Precision Auto Wash. The Company is also aggressively marketing Precision Auto Wash franchises. The current franchise agreement for Precision Auto Wash franchisees will require the payment of an initial franchise fee between of $12,500. Franchisees will be required to pay royalties on a weekly basis of 5% of gross receipts, with an annual maximum of $6,250 (subject to cost-of-living increases).

     Franchisees must also pay marketing fees on a weekly basis of 1.5% of gross receipts to a national advertising fund administered by the Company. In addition, franchisees will receive franchise protection within a specified area. Precision Auto Wash franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Auto Wash franchise agreements have terms that vary with the standard agreement now in use.

     Precision Lube Express. The standard franchise agreement for Precision Lube Express franchisees requires the payment of an initial franchise fee of $12,500. Franchisees are required to pay continuing royalties of 5% of weekly gross receipts. Precision Lube Express franchisees also are required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising fund and an additional amount of their gross receipts to a local advertising cooperative. The franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Lube Express franchise agreements (namely those inherited in connection with the IPO Combination) have terms that vary with the standard agreement now in use.

Competition

     The Company encounters competition in all aspects of its business, including the sale by Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express centers of automotive maintenance and repair services, self-service and automatic car wash services and fast oil and lubrication services, respectively. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care's principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care's market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Firestone and Penske, among others. Its regional competitors include All Tune and Lube (East Coast), Econo Lube N' Tune (West Coast), Tunex International, Inc. (Rocky Mountain region), Tune-Up Masters and Speedee Oil Change and Tune-Up (Southern region), among others. The Company believes that the greater technical complexity of today's vehicles provides a substantial barrier to entry for competitors in the "under-the-hood" segment of the automotive care services industry.

     Precision Auto Wash competes not only with other self-service automobile car washes but with car wash services provided by full-service tunnels, exterior only tunnels, hand washes, oil company washes, and do-it-yourself car washing.

     Precision Lube Express also competes in the service segment of the automotive aftermarket industry. According to the American Oil Change Association, an estimated 650 million oil changes are performed annually in cars and light trucks. These oil changes are performed by individuals or are performed professionally. Professional oil changes are performed in all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil Company (Jiffy Lube International, Inc. and Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. (Instant Oil Change) and Texaco Inc. (Express Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, Econo Lube N' Tune, Tunex

International Inc. and Speedee Oil Change and Tune-Up, among others.

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


Risk Factors

     The Company's business and investment in its Common Stock are subject to certain risks, including the following:

     Liquidity. The Company is highly leveraged. However, in September 2000, the Company refinanced its debt and repaid its bank loans. The terms of the new debt which is $11.25 million are such that the Company will not have to repay any interest for the next year or any principal for the next three years. Furthermore, the refinancing arrangement infused over $2.5 million into the company for operating capital. Consequently, the Company expects to be able to meet its obligations to its suppliers and to other creditors. As noted earlier, the new management has made the decision to focus on its franchising business and divest itself of the manufacturing businesses that have been unprofitable. The Company has also implemented a program to improve its cash flow, including but not limited to, expense reduction, improved inventory management, accelerated collection of accounts receivable and disposition of selected assets. There can be no assurances that the Company's efforts will succeed in eliminating the Company's working capital deficiency and further reductions in expenditures, sales of additional assets or supplemental financing may be necessary. For additional details see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, at Item 7 of this report".

     Limited Operating History. The Company is in only its third year of operations as a combined entity. While a predecessor of the Company has been in business since 1976, the Company as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of nine automotive maintenance services companies in connection with its initial public offering. In August 2000, the Company made the decision to hire new senior management. The new management will be focusing its efforts on improving the Company's financial performance by focusing on the franchising business in addition to improving the operating efficiency of the Company. However, there can be no assurance that the Company's management will be able to successfully implement these plans.

     Competition. The automotive services industry is highly competitive. Direct competitors exist for each of the Company's businesses, Precision Tune Auto Care, Precision Auto Wash, Precision Lube Express and the Company's manufacturing and distribution divisions and subsidiaries. As noted previously, the Company intends to divest itself of company-owned car wash and lube centers as well as certain manufacturing divisions and subsidiaries.

     The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express; however, the Company also competes with national and regional fast oil change and lube companies, major oil manufacturers, local service stations, and local, regional and national automobile maintenance and repair service providers. See "Business--Competition". Competitors for the services provided by Precision Auto Wash include regional and local car wash operators. The Company believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, and quality of service and price.

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

     The Company's manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company. The Company does sell its complete proprietary automated car wash system to car wash centers unaffiliated with the Company. The sale of car wash equipment to unaffiliated car wash centers could increase the level of competition in the Company's car wash business, allow the Company's competitors to compete more effectively with the Company or reduce the Company's ability to distinguish itself from its competitors. See "Business-- Operations--Manufacturing and Distribution." For these reasons in addition to management's decision to focus on franchising, the Company intends to divest itself of certain manufacturing divisions and subsidiaries.

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

     Dependence on Management and Key Personnel. The Company's success depends to a significant extent on the performance and continued services of senior management and certain key personnel. Because of the poor financial performance the past couple of years, a decision was made to bring in a new CEO and a new CFO in August 2000. The Company believes these individuals, along with the remaining executives, possess the necessary experience in financing, operating, and managing a company intent on improving its financial performance. The loss of the services of one or more of these key employees could have a material adverse impact on the Company's financial condition and results of operations. The Company has employment agreements with certain key executives. Each of the employment agreements contains certain non-competition provisions that survive the termination of employment in certain circumstances. The Company also has obtained certain non-competition agreements from several other members of management and key personnel who are not subject to employment agreements. However, there can be no assurance that such non-compete agreements will be enforceable.

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

     The Company will depend on its area developers to promote the Precision Tune Auto Care, Precision Auto Wash and Precision Lube Express franchises in their territories. The Company initially encountered some resistance to the introduction of the Precision Auto Wash and Precision Lube Express brands. For example, some area developers resisted the Company's efforts to offer Precision Lube Express franchises or open Company-owned centers in areas covered by Precision Tune Auto Care area sub-franchise agreements.

     The Company believes that its area developers and the Company have substantially resolved any concerns expressed by its area developers. There can be no assurance, however, that the Company will not become subject to legal proceedings or otherwise expend Company resources in connection with disputes concerning the Company's ability to offer and sell Precision Lube Express and Precision Auto Wash franchises in areas covered by Precision Tune Auto Care area sub-franchise agreements. It also may be difficult for the Company to enforce its area sub-franchise agreements or to terminate the rights of area sub-franchisees who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such sub-franchisees. Any such disputes or difficulties could increase the costs of the Company's operations or otherwise adversely affect the Company's financial condition and results of operations. See "Business--Operations."

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

     Control by Management and Principal Shareholders. As of September 29, 2000, directors of the Company, executive officers of the Company, and shareholders beneficially-owning more than 5% of the Company's outstanding Common Stock, in the aggregate beneficially owned approximately 56% of the Company's outstanding Common Stock. Accordingly, these persons have substantial influence over the affairs of the Company, including the ability to influence the election of directors and appointment of management, the outcome of votes by the Company's shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

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

     Risks of International Operations. International operations comprised approximately 16% of the Company's consolidated net revenue during the fiscal year ended June 30, 2000. International operations are subject to risks such as currency exchange rate fluctuations, unique legal and regulatory requirements, political and economic uncertainties, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which different cultures do business, operating difficulties and other factors. The many difficulties and risks inherent in international operations could result in a material adverse impact on the Company's business, financial condition and results of operation.


Item 2.   Properties

     The Company's corporate headquarters are located in approximately 21,000 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2002.

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

     The Company's rental obligations on its headquarters and leased warehouse and manufacturing facilities was approximately $373,483 for the year ended June 30, 2000. As of October 9, 2000 the Company owns the underlying real estate for 4 Company-owned car washes and 1 auto care center. The rent expense associated with Company-owned and franchised centers for the year ended June 30, 2000, of $365,970 is the net amount after allowing for $158,507 of sublease income.

     In the opinion of management, the Company's current space is adequate for its operating needs.


Item 3.   Legal Proceedings

     The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of $841,094 plus attorneys' fees was entered against the Company. In connection with this matter, the Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

     The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations.

     The Company has reserves in its accounts for litigation based on management's best judgment. Except as discussed above with respect to the Florida matter, management is of the opinion that the ultimate liability in respect of litigation is not likely to be of material importance to the Company's financial condition and results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

     As of September 29, 2000 the Company's common stock, par value $.01 per share ("Common Stock") is publicly traded on the Nasdaq SmallCap Market and is quoted under the symbol "PACI." The Company's continued listing on the Nasdaq SmallCap Market is contingent upon Nasdaq approval. On August 4, 2000 the Company issued 1,700,000 shares of common stock to Louis M. Brown, Jr., the newly appointed President and CEO. This transaction should have been approved by the shareholders prior to consummation. However, the circumstances of the situation were such that the Company did not have sufficient time to obtain such shareholder approval or to seek an exemption from Nasdaq's rules. As a result, this transaction may result in the Company's stock being delisted from the Nasdaq's SmallCap market. Should that happen, it is expected that the Company's shares would be eligible for quotation on the OTC Bulletin Board.

     As of October 9, 2000, there were 199 record holders of Common Stock. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company estimates that there are approximately 1,000 shareholders.

     The following table sets forth the high and low sales prices on Nasdaq for the Common Stock during the fiscal years ended June 30, 2000, and June 30, 1999, respectively. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the Company's debt agreement dated September 29, 2000, restrict the Company from paying any dividends without the written consent of the lender except for stock dividends or stock splits or any other corporate distribution which does not involve cash or property.

Fiscal Year ended June 30, 2000

               Quarter                   High       Low
               -------                ----------  --------
               First..............    $  5.500    $ 1.813
               Second.............       2.375      0.469
               Third..............       2.000      0.969
               Fourth.............       1.313      0.656

Fiscal year ended June 30, 1999

               Quarter                   High       Low
               -------                 ---------  --------
               First..............     $ 10.375   $ 4.625
               Second.............        5.875     2.000
               Third..............        3.000     1.625
               Fourth.............        3.062     2.000

---------------

Item 6.    Selected Financial Data


                                                         2000           1999          1998         1997         1996         1995
                                                       --------       --------       -------      -------      -------      -------
                                                                           (amounts in thousands, except per share data)
Net sales......................................        $ 33,776       $ 44,769       $41,776      $27,457      $26,734      $26,579
Net Income (loss) from operations..............         (18,382)       (21,019)        1,228        1,255        1,070         (225)
Net EPS (diluted)..............................        $  (2.96)      $  (3.43)      $  0.28      $  0.82      $  0.73      $ (0.11)
Total assets...................................          46,332         64,575        86,549      $26,694      $25,654      $24,810
Total debt.....................................          20,679         24,196        24,243        9,379        8,462        8,633
Cash dividends declared per common share(1)....        $     --       $     --       $    --      $    --      $    --      $    --

----------------
(1) In conjunction with the Company's initial public offering, in 1998 a cash dividend totaling approximately

    360,000 was declared and paid to the former shareholders of WE JAC Corporation, but is not included in the per share amounts.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

     Precision Auto Care is a global franchisor of auto care, car wash and quick-lube centers. The Company also manufactures automatic car wash equipment and modular quick-lube buildings. Company revenues are derived from four primary areas: franchise development, royalties, manufacturing and distribution, and Company-owned centers. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Manufacturing and distribution revenues are derived from the sale of automotive parts and equipment and the manufacture and sale of car wash equipment, parts and supplies. Company-owned center revenue is derived from Precision Auto Wash and Precision Lube Express centers owned and operated by the Company.

     Direct costs consist of the cost of parts and equipment, fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, corporate costs associated with directly supporting the franchise system, and the cost of operating Company-owned centers. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items include, interest income and expense, severances, abandoned acquisitions, early buyout of lease obligations, sale of assets and the operating results of Precision Tune Auto Care centers held for resale by the Company.

     The following table sets forth certain income statement items as a percentage of net revenue for the year ended June 30, 1998, 1999 and 2000.

                                               2000      1999      1998
                                               ----      ----      ----
Net revenue.............................        100%      100%      100%
Direct cost.............................         81        88        74
                                              -----     -----     -----
Contribution............................         19        12        26
General and administrative expense......         19        29         9
Depreciation and amortization expense...         10         8         4
Charge for impairment of goodwill.......         21        10        --
                                              -----     -----     -----
Operating (loss) income.................        (31)      (35)       11
Other expense...........................        (22)      (14)       (4)
                                              -----     -----     -----
(Loss) Income before taxes..............        (53)      (50)        7
Expense (benefit) for income taxes......          1        (3)        4
                                              -----     -----     -----
Net (loss) income.......................        (54)%     (47)%       3%
                                              =====     =====     =====

     During fiscal year 2000, the Company continued experiencing cash flow difficulties. In an effort to return the Company to positive cash flow and profitability, the Board of Directors has approved a series of initiatives by management which call for refinancing bank debt facilities, the disposition of certain assets and restructuring of the Company. The Company believes that recently completed debt refinancing and sales of certain assets and anticipated asset sales will have a positive impact on future cash flow and reduce past due trade payables. The Company will continue to divest itself from non-strategic businesses and focus on its core businesses of franchising.

     The Company's core auto care and franchising business continues to benefit from an improved focus on unit economies, and in the field training programs. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

     In March 2000 the Company executed a strategic alliance and service agreement (the "Co-Branding Agreement") with Petro USA Incorporated ("Petro"), a subsidiary of Getty Petroleum Marketing Incorporated ("Getty"). In an effort to co-brand the proprietary marks of the before mentioned parties to this agreement, certain Getty service stations will be offered the opportunity to become Precision Tune Auto Care, Precision Lube Express, or Precision Auto Wash franchises. According to this agreement, Petro will present potential Getty sites to the Company for consideration for a Precision franchise and assist in the co-branding administration and development efforts of the acceptable sites. The parties to this agreement have initially selected 18 potential Getty sites for these co-branding efforts. In the event that Getty or Petro determines at the end of a one-year trial period that the Precision franchises are not suitable for these 18 Getty service stations, they may elect to terminate this agreement. This agreement will continue for 10 years, unless all Precision franchises located at Getty service stations are terminated or this agreement is terminated as provided in this agreement. The Company expects this agreement to increase franchise fees, royalties and sales of modular buildings.

     These strategies combined with the debt restructuring actions and asset sales the Company is pursuing are expected to improve cash flow. While the asset sales may reduce total revenues, nonetheless, the Company believes that it will be more profitable and improve cash flow from the remaining operations. The debt restructuring has occurred and the bank debt has been paid off as of September 29, 2000. The terms of the new debt do not require the Company to pay interest for one year or principal for three years.

     On August 4, 2000, the Company hired Louis M. Brown Jr. as President and CEO. Concurrent with his hiring, Mr. Brown invested $750,000 into the company in exchange for 1,700,000 shares of common stock.

     In the event that the Company is unable to implement its restructuring plans or is otherwise unable to generate revenues sufficient to cover operating expenses, the Company may be unable to satisfy its liabilities and therefore would be unable to sustain its operations at the current level, which could result in the Company, among other things, further reducing discretionary expenses and liquidating certain assets. The financial statements do not include any adjustments that might result from this uncertainty.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

     Revenue. Revenue for the twelve months ending June 30, 2000 was $33.8 million, a decrease of $11.0 million, or 25%, compared with revenue of $44.8 million for the prior year. The decrease was due partly to a decrease in franchising of $551,000 or 3%. Domestic franchise development fees were $485,000 lower and there was a $595,000 reduction in domestic royalties. However, these decreases in United States franchising were partially offset by increases in development fees and royalties from the company's Mexico operations of $226,000, and $302,000, respectively. Manufacturing and distribution sales were down $8.1 million or 38% to $13.0 million in fiscal year 2000 from $21.1 million the prior year. The Company's auto parts and supplies sales were down $5.2 million or 66% to $2.6 million in fiscal year 2000 from $7.8 million in fiscal year 1999. Wash equipment sales were down $1.2 million or 12%. The decrease in wash equipment sales was the consequence of the company's lack of working capital enabling it to market and manufacture its products. Company center operations were down $2.4 million or 32% from the prior year. These decreases were in large part caused by the Company's continuing restructuring efforts and selling off of under-performing assets. Company stores in the United States were down $1.9 million or 36%. Company stores operated in Mexico were down $554,000 or 25%, largely due to the closing of a company store in Puerto Rico.

     Direct Cost. Direct costs for the twelve months ending June 30, 2000 totaled $27.4 million, a decrease of $12.2 million or 31%, compared with $39.6 million for the year ending June 30, 1999. The decrease was due in large part to the reduction in sales and the Company's restructuring efforts and selling off of under-performing assets. This accounts for $8.6 million of the reduction from reduced overhead and costs associated with sales. In addition to that, domestic franchising costs were down $1.7 million or 19%. Franchise development was down $659,000 or 49% from the prior year. The decrease was from reduced spending in marketing, advertising, salaries and commissions. Domestic royalty costs were down $1.0 million or 14%. This is largely due to cuts in overhead that were made during a restructuring in fiscal year 1999.

     General and Administrative Expense. General and administrative expense was $6.5 million for the twelve months ending June 30, 2000, a decrease of $6.4 million, or 49%, compared with $12.9 million for the prior fiscal year. This decrease is primarily attributed to the $4.5 million reduction in the amount of bad debt expense recognized in fiscal year 2000 compared to fiscal year 1999. In addition, professional fees were significantly lower this fiscal year compared with the prior year.

     Amortization and Depreciation Expense. Depreciation and amortization expense was $3.4 million for the twelve months ending June 30, 2000 compared with $3.5 million for the twelve months ended June 30, 1999. Depreciation and amortization expense decreased due to the Company reducing its capital expenditures, curtailing acquisitions and disposing certain assets.

     Impairment of Goodwill. The Company recognized a $7.0 million impairment charge to reduce the amount of goodwill attributed to prior business acquisitions. The impairment charge is the difference between the carrying amounts of assets the Company is planning to dispose of in the coming year and the expected realizable value of those assets.

     Operating Loss. The Company recognized an operating loss for the twelve months ending June 30, 2000 of $10.5 million which represents an improvement in operating income of $5.4 million or 34% compared with operating loss of $15.9 million for the prior year. This improvement resulted from an increase in the contribution margin of $1.2 million. Also included in the improvement is a decrease in general and administrative expense of $6.4 million. This increase in income was offset by an increase in the impairment charge of $2.3 million from last year.

     Interest Expense. Interest expense was $2.6 million for the twelve months ending June 30, 2000 and June 30, 1999. While the principal balances have been declining, higher interest rates offset the benefit of carrying less debt.

     Other Expense. Other expense was $5.0 million for the twelve months ending June 30, 2000, an increase of approximately $1.0 million from the year ended June 30, 1999. Other expense primarily includes provisions for losses in connection with sales of Company store operations and property.

     Provision for Income Taxes. The provision for income taxes was an expense of $297,000 for the twelve months ending June 30, 2000, an increase of $1.6 million compared with income tax benefit of $1.3 million for the year ended June 30, 1999.

     Net Income and Earnings Per Share. The Company recorded a loss of $18.4 million, or $2.96 per share, for the twelve months ending June 30, 2000, compared with net loss of $21.0 million, or $3.43 per share, for the prior year.

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

     General and Administrative Expense. General and administrative expense was $12.9 million for the twelve months ending June 30, 1999, an increase of $8.8 million, or 215%, compared with the last fiscal year. This increase is partly attributed to direct write-offs and increases in the allowance for doubtful accounts and professional fees related to legal, accounting and information systems services incurred during the year of $6.0 million and $2.2 million, respectively. Charges or allowances are made to accounts which management determines are not collectible or doubtful. In an effort to reduce overhead expenses several senior management positions were eliminated and work done by outside professionals were brought in-house in the latter part of the year. These changes did not have a significant impact on expenses for fiscal year 1999.

     Amortization and Depreciation Expense. Depreciation and amortization expense was $3.5 million for the twelve months ending June 30, 1999, an increase of $1.2 million or 55% compared with $2.2 million for the year ended June 30, 1998. Depreciation expense increased as result of the merger, acquisitions and capital expenditures. The company has purchased signs and computers for a majority of its franchisees. The increase in amortization expense includes amortization of goodwill and other intangible assets of $1.9 million. The increase in amortization expense is most significantly the result of twelve months of amortization expense for businesses acquired in November 1997 and April 1998.

     Impairment of Assets. The Company expensed $4.7 million as a charge to reduce the amount of goodwill. The impairment charge to goodwill is the difference between the carrying amounts of assets the Company is planning to dispose of in the coming year and the expected realizable value of those assets.

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

Liquidity and Capital Resources

     The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                     Twelve Months Ended June 30,
                                                 ------------------------------------
                                                     2000                    1999
                                                 ------------            ------------
Net cash provided by (used in) operating
 activities.................................     $  1,171,000            $ (5,127,000)
Net cash provided by investing activities...        2,307,000               3,463,000
Net cash used in financing activities.......       (3,515,000)               (356,000)
                                                 ------------            ------------
Change in cash and cash equivalents.........     $    (37,000)           $ (2,020,000)
                                                 ============            ============

     Cash at June 30, 2000 was $13,000 a decrease of $37,000 from $50,000 at June 30, 1999. During the year cash provided by operating activities was $1.2 million which is partially attributable to decreases in accounts and notes receivable outstanding of $2.2 million, inventory reduction of $1.6 million, refundable income taxes of $1.6 million and an increase in deferred revenue of $531,000, offset by a decrease in accounts payable of $750,000. The net loss of $18.4 million has been adjusted for non-cash charges of $7.0 million for impairment of assets, $3.4 million for amortization and depreciation, $566,000 for payments of interest with stock in lieu of cash and stock compensation of $108,000.

     Cash provided by investing activities during the year ended June 30, 2000 was $2.3 million. The inflow in the current year consisted primarily of the sale of property and equipment of $2.7 million, which was offset by capital expenditures of $347,000. The capital expenditures consisted mainly of internal computer hardware and software systems.

     Cash used in financing activities during the year ended June 30, 2000 was $3.5 million. Financing activities during the year ended included payments of $1.8 million on the Company's Bank Facility and payments of $1.7 of mortgages and other notes payable.

     As of June 30, 2000, the Company had borrowed approximately $7.1 million under its bank credit agreement, of which $3.1 million represented amounts extended under a portion of the bank credit facility that was dedicated to funding acquisitions and capital expenditures (the "Acquisition Line of Credit") and of which $4.0 million represented funds advanced under a general revolving credit portion of the credit facility (the "Line of Credit Loan").

     At June 30, the Company had a bank credit agreement with First Union National Bank, under which the Bank has extended loans to the Company under both the Line of Credit Loan and Acquisitions Line of Credit. The agreement was originally executed on November 7, 1997 with Signet Bank (which was later acquired by First Union). As of September 29, 2000 both of these credit facilities have been repaid (see discussion below).

     Beginning in the summer of 1998, the Company has not always been able to remain in compliance with certain financial covenants included in the agreement. As a result, the agreement has been amended and modified several times including amendments executed October 12, 1998, February 22, 1999 (effective retroactively to February 1, 1999) and May 13, 1999. Prior reports include more detailed descriptions of these earlier amendments and waivers of non-compliance issued by the Bank.

     In the latest amendment to the agreement (the "Second Amended and Restated Loan and Security Agreement"), dated October 27, 1999 (effective retroactively to October 14, 1999), the Bank extended the maturity date of the credit facilities to October 5, 2000, subject to the satisfaction of certain conditions including the execution of liens on all owned and unencumbered real property. The terms of the extension require the Company to engage in a series of further asset sales generating minimum net proceeds in the aggregate amount of $2,575,000. In addition, the Company is required to: (a) reduce accounts payable by at least $250,000 on a cumulative basis, by December 31, 1999, and each quarter thereafter, (b) not suffer, for the quarter ending December 31, 1999, a negative net earnings before taxes, depreciation and amortization, but after interest (excluding accrued or non-cash interest payable on the subordinated debt) exceeding $500,000, excluding the gain (loss) resulting from the required asset sales, and (c) achieve for each quarter beginning with the quarter ending March 31, 2000, a positive earnings before taxes, depreciation and amortization, but after interest (excluding accrued or non-cash interest payable on the subordinated debt), exclusive of the required asset sales. In addition, the Company is obligated to reduce bank debt by an additional $200,000 on or before September 1, 2000, and must continue to make timely payments of principal and interest. The Company is not permitted to make payment of any amount of principal or interest on its subordinated debt in cash without the prior written consent of the Bank. In addition to the above conditions and requirements to dispose of certain businesses which have been satisfied, the Company was required to complete the sale of (1) certain prefabricated lube buildings during the quarters ended December 31, 1999, and March 31, 2000, and (2) the sale of certain real property located in Marion, IN and Roscoe, IL, by certain dates.

     The Company was not in compliance with certain financial covenants as of December 31, 1999 and March 31, 2000. As of December 31, 1999, and March 31, 2000, the Company succeeded in reducing accounts payable by the required amount of $250,000. It also achieved the December 31, 1999, minimum earnings target of no more than $500,000 loss (as defined above). The requirement of achieving a positive earnings (as defined above) for the quarter ended March 31, 2000 was not achieved. The Company was also not able to complete the remaining real property sales by the specified dates. The Company did receive a waiver from the Bank, dated February 8, 2000, concerning non-compliance with certain covenants for the quarter ended December 31, 1999. The Bank had agreed to provide the Company with a waiver concerning such non-compliance for the quarter ended March 31, 2000 in return for certain modifications to the Second Amended and Restated Loan and Security Agreement. A modification agreement dated May 15, 2000 permanently reduced availability under the Line of Credit $240,000 by July 10, 2000 and increased the interest rate for all existing and future advances by 1% to 5.75% over LIBOR.

     At June 30, 2000 the Company was not in compliance with certain financial covenants. Effective September 29, 2000, the Bank credit facility was repaid (see discussion below).

     In addition to the Bank credit facility, the Company has entered into two outstanding subordinated debenture agreements and has received mortgage financing for certain Company-owned real estate. Under the terms of each subordinated debenture, payments of principal and interest on the subordinated debt may only be made by the Company if the Company has made all required payments or is otherwise not in default under the Bank credit facility.

     The first subordinated debenture in the amount of $2 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors. Originally due October 15, 1999, the maturity of the subordinated debenture has been extended until September 30, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived defaults under the agreement through September 30, 2001.

     The second subordinated debenture in the amount of $5 million was executed in January 1999 directly with one member of the Company's board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture had been extended to April 15, 2001 and later extended to September 30, 2001. The holder also waived all debt covenants through September 30, 2001.

     On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%, amortized over a 20 year period and secured by four of the Company's car washes. This mortgage was paid off from the sale of the respective secured properties, on December 22, 1999, and January 28, 2000.

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrued interest at a rate of 9.9% per annum and would have matured on June 1, 2014 with the exception of one which would have matured on August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. In the event of default the interest rate would have increased to 18%. During the first quarter of fiscal year 2001 the Company repaid all but $991,000 of this debt with proceeds from sales of car wash and lube centers. On October 2, 2000, the remaining mortgage balance was repaid (see discussion below).

     During fiscal year 2001, the Company was successful in obtaining a new source of financing. The Company received $11.25 million in financing from Precision Funding, L.L.C., a corporation owned by two members of the Company's Board of Directors. With that financing, the Company was able to liquidate its debt with First Union on September 29, 2000 in the amount of $7.3 million and the remainder of its mortgage debt with FFCA in the amount of $1.0 million. The remaining proceeds of the financing will be used for working capital requirements. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for the period of three years. In light of this financing arrangement, management does not anticipate requiring additional financing to continue the Company's operations for the next year.

     From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected revenues and profits of several of its businesses, particularly its distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, the Company expects to be able to meet all of its financial obligations and be able to focus on growing its franchising operation and making it profitable.

     While Company management believes that this program will improve cash flow and the ability to meet vendor obligations in a timely manner, there can be no assurance that such program will be effective in meeting its objectives or that if such objectives are met, that the resulting improvements in cash flow will be sufficient to avoid the need for additional reductions in expenditures, sales of additional assets, or supplemental financing.


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

Year 2000 (Y2K) Compliance

     As part of management's proactive review of internal telecommunications and computer systems, the Company has replaced the computer system, both hardware and software, at its corporate headquarters, which was not Y2K compliant, with a new management information system (MIS). Hardware and software costs were approximately $330,000 in fiscal year 1999 and $100,000 in fiscal year 2000. In addition, the Company replaced the phone system prior to the end of 1999. The cost for this new phone system was approximately $60,000.

Item 7a. Quantitative And Qualitative Disclosure About Market Risks

     At June 30, 2000, the Company's major market risk exposure was to changing interest rates. The Company's only debt obligations that were sensitive to changes in interest rates was the Bank Facility. The Bank Facility's rate was 5.75% over LIBOR. Subsequent to year end, the Company refinanced its debt at a fixed interest rate of 12% and is not subject to changing interest rates.

Item 8. Financial Statements And Supplementary Data

                        Report of Independent Auditors


Board of Directors and Stockholders
Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries at June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                          Ernst & Young LLP

September 8, 2000,
except for Note 15, as to which the date is October 11, 2000
McLean, Virginia

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                           2000              1999
                                                                                      ------------      ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $     13,370      $     50,167
  Accounts receivable, net of allowance of $2,155,735 and $2,080,000,
    respectively..................................................................       3,335,300         5,242,780
  Inventory, net of allowance of $600,000 and $390,000, respectively..............       1,517,693         3,084,637
  Notes receivable, net of allowance of $126,212 and $586,000, respectively.......         153,260           379,487
  Other assets....................................................................         132,013           209,342
  Refundable income taxes.........................................................          71,774         1,658,931
                                                                                      ------------      ------------
     Total current assets.........................................................       5,223,410        10,625,344
Notes receivable, net of allowance of $70,993 and $324,000, respectively..........         276,000           325,254
Property, plant and equipment, at cost............................................      15,480,911        17,987,789
  Less: Accumulated depreciation..................................................      (3,669,556)       (2,757,726)
                                                                                      ------------      ------------
                                                                                        11,811,355        15,230,063
Goodwill and other intangibles, net of accumulated amortization of $14,971,394
 and $12,992,000, respectively....................................................      28,939,600        37,926,905
Deposits and other................................................................          81,224           467,857
                                                                                      ------------      ------------
     Total assets.................................................................    $ 46,331,589      $ 64,575,423
                                                                                      ============      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities........................................    $ 11,633,783      $  8,636,331
  Bank facility...................................................................               -         1,230,002
  Mortgage notes payable..........................................................         301,962           295,064
  Other notes payable.............................................................         552,209           541,535
  Deferred revenue................................................................       1,478,533           842,598
                                                                                      ------------      ------------
     Total current liabilities....................................................      13,966,487        11,545,530
Bank facility.....................................................................       7,126,615         7,678,667
Subordinated debt.................................................................       5,586,960         5,586,960
Mortgage notes payable............................................................       6,628,428         7,938,859
Other notes payable...............................................................         482,936           924,713
Deferred revenue..................................................................         134,517           239,714
Refundable deposits...............................................................           4,000           245,364
Other.............................................................................         125,657           433,323
                                                                                      ------------      ------------
     Total liabilities............................................................      34,055,600        34,593,130
Commitments and contingencies:
Stockholders' equity:
  Common stock, $.01 par; 19,000,000 shares authorized; 6,434,534 and
    6,131,548 shares issued and outstanding, in 2000 and 1999, respectively.......          64,345            61,315
  Additional paid-in capital......................................................      46,532,803        46,012,211
  Unearned restricted stock.......................................................        (130,923)         (283,021)
  Retained earnings...............................................................     (34,190,236)      (15,808,212)
                                                                                      ------------      ------------
     Total stockholders' equity...................................................      12,275,989        29,982,293
                                                                                      ------------      ------------
     Total liabilities and stockholders' equity...................................    $ 46,331,589      $ 64,575,423
                                                                                      ============      ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For The Years Ended June 30,
                                                                    2000            1999             1998
                                                               ------------    ------------      -----------
Revenues:
     Franchise development...................................  $    812,334    $  1,070,763      $ 2,255,744
     Royalties...............................................    14,716,884      15,009,592       14,603,825
     Manufacturing and distribution..........................    12,996,508      21,093,997       20,458,420
     Company centers.........................................     5,010,546       7,420,157        3,940,916
     Other...................................................       239,562         174,960          516,709
                                                               ------------    ------------      -----------
          Total revenues.....................................    33,775,834      44,769,469       41,775,614
Total direct cost............................................    27,441,732      39,604,293       30,708,388
                                                               ------------    ------------      -----------
Contribution (exclusive of amortization shown separately
     below)..................................................     6,334,102       5,165,176       11,067,226
General and administrative expense...........................     6,446,650      12,868,672        4,147,276
Depreciation expense.........................................     1,387,007       1,503,169          775,088
Amortization of franchise rights and goodwill................     1,979,394       1,982,367        1,469,035
Charge for impairment of goodwill............................     7,028,592       4,677,762               --
                                                               ------------    ------------      -----------
Operating income (loss)......................................   (10,507,541)    (15,866,794)       4,675,827
Other income (expense):
     Interest expense........................................    (2,613,257)     (2,615,076)      (1,038,851)
     Interest income.........................................        71,849         163,001          158,771
     Other...................................................    (5,036,095)     (4,003,906)        (803,283)
                                                               ------------    ------------      -----------
          Total other expense................................    (7,577,503)     (6,455,981)      (1,683,363)
                                                               ------------    ------------      -----------
Income (loss) before income tax expense......................   (18,085,044)    (22,322,775)       2,992,464
Provision (benefit) for income taxes.........................       296,980      (1,303,733)       1,764,368
                                                               ------------    ------------      -----------
Net (loss) income............................................  $(18,382,024)   $(21,019,042)     $ 1,228,096
                                                               ============    ============      ===========
Basic net (loss) income per share............................        $(2.96)         $(3.43)           $0.29
Diluted net (loss) income per share..........................        $(2.96)         $(3.43)           $0.28
Weighted average shares outstanding--Basic...................     6,219,874       6,126,030        4,247,977
Weighted average shares outstanding--Diluted.................     6,219,874       6,126,030        4,322,623

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Additional  Unearned
                                                                  ----------  --------
                                         Common        Common      Paid-in    Restricted      Retained     Treasury
                                         ------        ------      -------    ----------      --------     --------
                                         Shares        Stock       Capital      Stock         Earnings       Stock         Total
                                         ------        -----       -------      -----         --------       -----         -----
Balance at June 30, 1997............    1,333,700       15,807     8,407,722          --      4,342,813   (2,471,957)   10,294,385
Purchases of common stock...........       17,114          171       124,776          --             --           --       124,947
Retirement of treasury stock........           --       (2,470)   (2,469,487)         --             --    2,471,957            --
Dividends paid......................           --           --            --          --       (360,079)          --      (360,079)
Initial public offering.............    2,666,540       26,665    19,592,275          --             --           --    19,618,940
Combination.........................    1,436,724       14,367    12,916,823          --             --           --    12,931,190
Exercised common stock options and
 warrants...........................       47,200          472       382,128          --             --           --       382,600
Acquisition of Praxis...............      619,265        6,193     6,728,314          --             --           --     6,734,507
Net income..........................           --           --            --          --      1,228,096           --     1,228,096
                                       ----------     --------   -----------  ----------   ------------  -----------  ------------
Balance at June 30, 1998............    6,120,543       61,205    45,682,551          --      5,210,830           --    50,954,586
Issuance of common stock............       11,005          110        20,910          --             --           --        21,020
Issuance of restricted stock........           --           --       308,750    (308,750)            --           --            --
Restricted stock earned.............           --           --            --      25,729             --           --        25,729
Net loss............................           --           --            --          --    (21,019,042)          --   (21,019,042)
                                       ----------     --------   -----------  ----------   ------------  -----------  ------------
Balance at June 30, 1999............    6,131,548       61,315    46,012,211    (283,021)   (15,808,212)          --    29,982,293
Issuance of common stock............      224,236        2,242       565,910          --             --           --       568,152
Issuance of restricted stock........       78,750          787       (45,318)     44,531             --           --
Restricted stock earned.............           --           --            --     107,568             --           --       107,568
Net loss............................           --           --            --          --    (18,382,024)          --   (18,382,024)
                                       ----------     --------   -----------  ----------   ------------  -----------  ------------
Balance at June 30, 2000............    6,434,530     $ 64,344   $46,532,803  $ (130,922)  $(34,190,236) $        --  $ 12,275,989
                                       ==========     ========   ===========  ==========   ============  ===========  ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        2000             1999
                                                                    ------------     ------------
Operating activities:
Net loss........................................................... $ (18,382,024)   $ (21,019,042)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Charge for impairment of goodwill...........................     7,028,592        4,677,762
       Depreciation and amortization...............................     3,366,401        3,485,536
       Loss on disposal of property, plant, and equipment..........     3,451,229          497,596
       Stock issued to satisfy interest due........................       566,668               --
       Stock issued for compensation...............................       107,569               --
       Changes in operating assets and liabilities:
          Accounts and notes receivable............................     2,182,961        5,276,693
          Inventory................................................     1,566,944        1,117,115
          Prepaid expenses, deposits and other.....................       (85,069)       1,785,536
          Refundable income taxes..................................     1,587,157               --
          Accounts payable and accrued liabilities.................      (750,076)        (674,060)
          Deferred revenue, net....................................       530,737         (274,003)
                                                                     ------------    -------------
Net cash provided by (used in) operating activities................     1,171,089       (5,126,867)
investing activities:
       Proceeds from sale of property and equipment................     2,654,331        6,793,071
       Purchases of property and equipment.........................      (347,011)      (2,208,072)
       Purchase of franchise agreements and rights.................            --       (1,122,359)
                                                                     ------------    -------------
Net cash  provided by investing activities.........................     2,307,320        3,462,640
Financing activities:
       Issuance of common stock....................................         1,484               --
       Capital contribution........................................            --           21,020
       Loan acquisition costs......................................            --         (309,742)
       Repayments of bank facility.................................    (1,782,054)     (12,822,331)
       Proceeds from subordinated debt.............................            --        5,586,960
       (Repayments of) proceeds from mortgage notes and other
          notes payable............................................    (1,734,636)       7,168,193
                                                                     ------------    -------------
Net cash used in financing activities..............................    (3,515,206)        (355,900)
                                                                     ------------    -------------
Net change in cash and cash equivalents............................       (36,797)      (2,020,127)
Cash and cash equivalents at beginning of year.....................        50,167        2,070,294
                                                                     ------------    -------------
Cash and cash equivalents at end of year...........................  $     13,370    $      50,167
                                                                     ============    =============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three years in the period ended June 30, 2000


1.  Business Description and Financial Statement Presentation

     Precision Auto Care, Inc. (the "Company") is an international provider of automotive maintenance services, including specialized automotive care services, self-service and touch-less automatic car wash services, and fast oil change and lube services, which are conducted principally as franchise operations. These services are provided under the Precision Tune Auto Care, Precision Auto Wash, and Precision Lube Express brand names. The Company also distributes auto parts primarily to its affiliated business units and franchisees and manufactures equipment which is sold primarily to third parties. Additionally, the Company assembles and sells modular automotive lubrication units, primarily to its Lube Express franchisees.

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred a net loss of approximately $18.4 million for the year ended June 30, 2000 and has a working capital deficit of approximately $8.7 million as of June 30, 2000. On September 29, 2000, the Company obtained a new source of long-term debt financing that enabled it to repay its bank debt, certain mortgage debt and provide $2.5 million for working capital requirements (See Note 15). In addition, a new CEO and CFO were appointed by the Board of Directors. As a result of the financing arrangement, management does not anticipate requiring additional financing to continue the Company's operations for the next year.

     In an effort to return the Company to profitability and improve cash flow, the Board of Directors has approved a series of initiatives by management that call for the disposition of certain assets and the restructuring of the Company. While these actions will likely result in a company with less revenue, management believes that recently completed sales of certain assets together with planned future sales made in connection with the discontinuation of certain businesses and focusing primarily on the franchising business will have a positive impact on future cash flow and reduce past due trade payables. These transactions should also allow management to devote more of its attention to its core auto care and franchising business.

     The Company's core auto care and franchising business continues to benefit from an improved focus on unit economies, in the field training programs and co-branding strategies. The co-branding strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands. The Company plans to divest itself from being a manufacturer of car wash equipment by selling the businesses. Precision Building Solutions, the Company's modular building division, is focusing its efforts on multiple building customers and joint venture partners as part of its strategy to increase sales.

     In the event that the Company is unable to accomplish its restructuring and strategic objectives or is otherwise unable to generate revenues sufficient to cover operating expenses, the Company may be unable to satisfy its liabilities and would be unable to sustain its operations at the current level, which could result in the Company, among other things, further reducing discretionary expenses and liquidating certain assets. The financial statements do not include any adjustments that might result from this uncertainty.

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

 Inventory

     Inventory is stated at the lower of cost or market. The cost of modular automotive lubrication units, car wash equipment, and car wash supplies is determined by the first-in, first-out (FIFO) method.

 Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                   Years
                                                   -----
     Building and leasehold improvements........   11-30
     Furniture and fixtures.....................     5-7
     Equipment..................................    7-10
     Other items................................     5-7


 Goodwill and Other Intangible Assets

     Purchase price in excess of the fair market value of net assets acquired is included in goodwill and other intangibles. Franchise rights held by one of the Company's predecessor companies are being amortized over 30 years on a straight line basis. Goodwill related to the Company's acquisitions, as described in Note 3, is being amortized on a straight line basis over 30 years. Certain other intangibles, including trademarks and debt financing costs, are amortized on a straight line basis over periods ranging from ten to fifteen years.

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

 Impairment of Long-Lived Assets

     The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company would record a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell.

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

     All of the Company's assets are located in the United States, except trade receivables of $1,433,490, inventory of $380,759, property and equipment of $679,672, and capitalized franchise rights of $245,603, all related to Praxis, a subsidiary of the Company, which is located in Mexico.

 Advertising Costs

     The Company expenses all advertising costs as incurred. The Company incurred $512,441, $1,047,786 and $146,689 in advertising costs for the years ended June 30, 1998, 1999, and 2000, respectively.

 Comprehensive Income

     Effective for the fiscal year ended June 30, 2000, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The adoption of SFAS 130 did not have any effect on the Company's financial statements.

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

 Stock Based Compensation

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and presents, in Note 11, pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied.

3.   Acquisitions

  Bay Area Precision

     In August 1999, the Company finalized its purchase of Bay Area Precision, Inc. ("BAP") for a purchase price of $1,132,500 in cash and the assumption of debt in the approximate amount of $330,000 for a grand total of $1,462,500. Contemporaneously with this transaction, the Company resold the area subfranchise rights, two Precision Tune centers and the Acc-U-Tune ("AUT") lease rights to Pacific Coast Precision, Inc. for $1,117,000. The difference in the amount of the purchase price between the simultaneous transactions has been provided to the original shareholders of BAP in the form of a promissory note in the approximate amount of $345,000 to be paid back monthly over a period of five years. The Company recognized a loss on this transaction of $350,000 as of June 30, 1999.

     The Company has also purchased other businesses and components of businesses recorded under the purchase method of accounting. Where applicable, the operating results of these businesses are included in the consolidated financial statements since the effective dates of these acquisitions.

4.   Inventory
     The components of inventory are as follows:

                                                                June 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
     Raw materials...................................  $  979,777    $1,222,762
     Work-in-process.................................     191,504        98,587
     Finished goods..................................     946,412     2,153,288
     Reserve for obsolete and unsaleable inventory...    (600,000)     (390,000)
                                                       ----------    ----------
                                                       $1,517,693    $3,084,637
                                                       ==========    ==========

5.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

                                                              June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
     Land......................................     $ 1,762,033     $ 2,452,161
     Building and leasehold improvements.......       6,867,014       7,188,807
     Furniture and fixtures....................       1,345,141       1,407,198
     Equipment.................................       4,823,451       6,275,744
     Other items...............................         683,272         663,879
                                                    -----------     -----------
                                                     15,480,911      17,987,789
     Accumulated depreciation..................      (3,669,556)     (2,757,726)
                                                    -----------     -----------
     Property, plant and equipment, net........     $11,811,355     $15,230,063
                                                    ===========     ===========

6.   Goodwill and Other Intangibles

     The significant components of goodwill and other intangibles are as follows:

                                                                                   June 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
     Franchise rights (WE JAC).....................................      $ 29,133,533      $ 29,133,533
     Goodwill from combination and subsequent acquisitions.........        21,231,339        25,909,101
     Other intangibles.............................................           574,714           554,424
                                                                         ------------      ------------
                                                                           50,939,586        55,597,058
     Impairment of goodwill........................................        (7,028,592)       (4,677,762)
     Accumulated amortization......................................       (14,971,394)      (12,992,391)
                                                                         ------------      ------------
                                                                         $ 28,939,600      $ 37,926,905
                                                                         ============      ============

     During the years ended June 30, 1999 and 2000, the Company determined that it had impairments in the value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, as of June 30, 1999 and 2000, the Company recorded impairment charges of $4,677,762 and $7,028,592, respectively, to write off goodwill related to previous business acquisitions, the operations of which were being discontinued. Remaining assets related to these business acquisitions total $4,300,000 and $2,700,000 at June 30, 1999 and 2000, respectively. The Company expects to recover the balance of these assets.

7. Income Taxes

     Income tax expense consists of the following items:

                                             Years Ended June 30,
                                   ------------------------------------------
                                      2000           1999             1998
                                   ---------     -----------       ----------

     Current tax expense (benefit)--federal and state...    $(108,585)    $(1,125,530)      $2,229,368
     Deferred tax expense (benefit)--federal and state..      405,565        (178,203)        (465,000)
                                                            ---------     -----------       ----------
        Total income tax expense........................    $ 296,980     $(1,303,733)      $1,764,368
                                                            =========     ===========       ==========

     The effective tax rate differed from the statutory rate as follows:

                                                          Years Ended June 30,
                                                          --------------------
                                                         2000      1999    1998
                                                         ----      ----    ----
     Statutory federal rate...........................    (34)%     (34)%    34%
     Amortization of goodwill and other intangibles...     12        10      18
     State taxes......................................     --        (7)      7
     Net operating loss for which there is no benefit.     23        26      --
                                                         ----      ----    ----
     Effective tax rate...............................      1%       (5)%    59%
                                                         ====      ====    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               June 30,
                                                     --------------------------
                                                         2000           1999
                                                     ----------      ----------
     Miscellaneous deferred tax liability.........   $        -         146,000
     Deferred tax assets:
     Net operating loss...........................    8,464,000       4,976,000
     Other........................................    1,057,000       1,007,000
                                                     ----------      ----------
                                                      9,521,000       5,983,000
     Valuation allowance for deferred tax assets..    9,521,000       5,837,000
     Net deferred tax assets, net of allowance....           --         146,000
                                                     ----------      ----------
     Net deferred taxes...........................   $       --      $       --
                                                     ==========      ==========

     During the years ended June 30, 1998, 1999, and 2000, respectively, the Company paid income taxes of $2,854,000, $0, and $0 respectively.

     Because of the substantial ownership changes subsequent to June 30, 2000 there may be severe limitations on the use of net operating losses which aggregate approximately $22.0 million at June 30, 2000.

8. Debt

  Bank Facility

     On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the "Loan Agreement") with its primary lender (the "Lender"). The loan is a combination of a Line of Credit Loan and an Acquisition Line of Credit, and is secured by all the assets of the Company. The loan accrues interest, payable monthly, at a base rate which approximates prime, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin which varies from zero to 2.0%. At June 30, 1999 and 2000, respectively, $8,908,669 and $7,126,615 was outstanding on the loans.

     On October 12, 1998, the Company and the Lender executed an amendment to the Loan Agreement with an effective date of October 1, 1998, whereby the amounts available under the Line of Credit Loan and Acquisition Line of Credit must be reduced to $5.0 million and $10.0 million, respectively, effective on the earlier of January 31, 1999 or the execution of certain real estate refinancing transactions which the Company currently had in process. Additionally, amounts repaid under the Acquisition Line of Credit may not be reborrowed.

     As amended, the Loan Agreement required the Company to obtain $2.0 million in subordinated debt or equity financing and to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on, among other things, additional indebtedness, liens, guarantees, advances, capital expenditures, sales of assets and dividends. In addition, the Company will not be permitted to make any acquisitions without the bank's prior consent. Interest on the outstanding balances under the credit facility will continue to be computed based on either the bank's floating or fluctuating prime portion lending rate or the LIBOR plus a margin ranging from 0.25% to 2.50% depending on certain financial ratios. The Company's subsidiaries are joint and several obligors with respect to all amounts due under the credit facility.

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

     On May 13, 1999, the Company and the Lender executed the First Amendment to the Amended and Restated Loan and Security Agreement effective June 1, 1999, whereby the amount available under the Line of Credit Loan was $4.6 million and was reduced to $4.15 million on July 31, 1999. The Company was not able to meet this reduction as of July 31, 1999 and was in default under the Line of Credit Loan, therefore all obligations were due upon demand.

     On October 27, 1999 (effective retroactively to October 14, 1999), the Bank extended the maturity date of the credit facilities to October 5, 2000 in the Second Amended and Restated Loan and Security Agreement. The Company was required to reduce accounts payable, execute a series of asset sales and achieve certain earnings requirements.

     The Company was not in compliance with certain financial covenants as of December 31, 1999 and March 31, 2000. Accordingly, effective May 15, 2000 the Company and the Lender agreed to modifications to the Second Amended and Restated Loan and Security Agreement. The modifications of the agreement permanently reduced availability under the Line of Credit $240,000 by July 10, 2000 and increased the interest rate for all existing and future advances by 1% to 5.75% over LIBOR. At June 30, 2000 the Company was not in compliance with certain financial covenants. Effective September 29, 2000, the Bank credit facility was repaid (See Note 15).

 Subordinated Debt

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Bank Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000
and the interest rate returned to 14% effective August 15, 1999.   Subsequent to
June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001.

     On January 25, 1999, the Company consummated a subordinated debt financing with a shareholder/director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and was to mature on May 25, 1999, if not paid prior to that time. Interest and a one point origination fee were paid in shares of the Company's common stock valued at the closing price on the day prior the original principal due date. The principal and interest for the subordinated debenture may only be paid if the Company has made all required payments to the bank as set forth above and the Company is not in default on the bank credit facility. As of June 30, 2000, the Company had repaid $1.4 million of the debt. The Company received from the holder of $3.6 million in subordinated debt a waiver of existing events of default and an extension of the maturity date to April 15, 2001. Subsequent to June 30, 2000 the Company received a further extension of the maturity date and waiver of all debt covenants through September 30, 2001.

Mortgage Notes Payable

     On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%. This mortgage was subsequently paid of in December of 1999.

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which would have matured on August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. In the event of default the interest rate
would have increased to 18%.   As of October 2, 2000 these mortgages have been
repaid in full (See Note 15).

     During the years ended June 30, 1998, 1999, and 2000, the Company paid interest of approximately $735,000, $1,695,000 and $2,613,000, respectively.


     The following tables reflect the classification of debt after giving effect to short-term debt refinanced subsequent to June 30, 2000 (See Note 15).

                                                                                           June 30,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 -----------      -----------
     Bank facility line of credit............................................    $ 4,010,000      $ 4,562,000
     Bank facility term loan.................................................      3,116,615        4,346,669
     Various notes and obligations payable in monthly installments at a weighted average interest rate of 7.98% collateralized by
         by liens on vehicles and equipment..................................      1,035,146        1,466,248
     Board LLC note..........................................................      2,000,000        2,000,000
     Director note...........................................................      3,586,960        3,586,960
     Heartland mortgage......................................................             --        1,029,923
     FFCA mortgage...........................................................      6,930,389        7,204,000
                                                                                 -----------      -----------
                                                                                  20,679,110       24,195,800
     Less: current maturities................................................       (854,171)      (2,066,601)
                                                                                 -----------      -----------
     Long-term portion.......................................................    $19,824,939      $22,129,199
                                                                                 ===========      ===========

     The future debt obligations with maturities in excess of one year as of June 30, 2000 are as follows:


                            Future
                            ------
                        Debt Maturities
                        ---------------
     2001................   $   854,171
     2002................     6,212,770
     2003................       461,481
     2004................     7,614,673
     2005................       462,455
     Thereafter..........     5,073,559
                        ---------------
                            $20,679,110
                        ===============

9. Lease Commitments

     At June 30, 2000, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 2000 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $412,000 and $494,000 and $373,483 is included in operating expenses for the year ended June 30, 1998, 1999, and 2000, respectively. Rent expense for service center locations of approximately $209,000 and $1,050,000 and $365,970 is recorded net of sublease income of $790,000 and $969,000 and $158,507, for the years ended June 30, 1998, 1999, and 2000, respectively.

     The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 2000, are as follows:

                        Future Minimum     Sublease
                        --------------     --------
                        Lease Payments      Income         Net
                        --------------    ----------    ----------
     2001............   $    1,676,509    $1,119,046    $  557,463
     2002............        1,403,405     1,113,038       290,367
     2003............        1,044,479       894,309       150,170
     2004............          758,439       621,158       137,281
     2005............          528,784       416,270       112,514
     Thereafter......        1,389,809     1,138,245       251,564
                        --------------    ----------    ----------
                        $    6,801,425    $5,302,066    $1,499,359
                        ==============    ==========    ==========

10.   Related Party Transactions

     The Company manages the operation of the Precision Tune Advertising Fund, Inc. ("PTAF"), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PTAF, which is comprised of franchisee and Company personnel. The Company charged P.T.A.F., Inc. $555,000, $563,000 and $563,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., during the years ended June 30, 1998, 1999, and 2000, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 1999 and 2000, the net amounts due from P.T.A.F., Inc. were $246,214 and $46,863 respectively. These amounts are included in accounts receivable.

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

11.   Stockholders' Equity

  Common Stock

     In November 1997, the Company sold 2,666,540 shares of Common Stock in an IPO for net proceeds of $19.6 million. Simultaneously, the Company issued 1,436,724 shares of common stock in exchange for ownership of nine combining companies. Also at that time, the Company issued 27,200 shares related to the exercise of common stock warrants.

     In January 2000, the Company issued 120,000 shares to the holder of a subordinated debenture to satisfy interest due in the amount of $300,000.

     In June 2000, the Company issued 71,111 shares of common stock to the holders of a subordinated debenture to satisfy interest due in the amount of $266,667.

  Common Stock Option Plan

     In 1999, the Company's Board of Directors and the Company's stockholders approved the 1999 Employee Stock Option Plan (the "Option Plan") and reserved 600,000 shares for issuance under the Plan. Options available for future grant at June 30, 2000, under this plan were 208,625. Options reserved for issuance under predecessor plans consist of 400,000 related to the 1998 Employee Stock Option Plan and 175,000 related to shares of WE JAC Corporation common stock. Options available for future grant at June 30, 2000, under these plans were 198,000 and 135,500, respectively. The Compensation Committee of the Company's Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options. Options are granted at fair market value.

     The Company applies APB 25 in accounting for its Stock Option Plan, and, accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1999 and 2000 net income and pro forma net loss as stated below is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options, and (2) the fair market value of additional stock option grants in future years. Had compensation expense been determined based upon the fair market value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1999 and 2000 would have been approximately $(21,309,199) and $(18,883,901), respectively and net income
(loss) per share would have been $(3.48) and $(3.03), respectively. The fair value of the options granted during 1999 and 2000 are estimated as $2.55 and $1.27 per share, respectively, on the date of grant using the binomial value method with the following assumptions: dividend yield 0%, risk-free interest rate of 6%, expected lives of 5 or 10 years.

     Additional information with respect to Stock Option activity is summarized as follows:


                               2000               1999             1998
                          ------------       ------------     ------------
                                  Weighted           Weighted         Weighted
                                  --------           --------         --------
                                   Average            Average         Average
                                   -------            -------         -------

                                                                Exercise               Exercise                Exercise
                                                                --------               --------                --------
                                                   Shares        Price     Shares        Price      Shares       Price
                                                  --------       -----    --------       -----     --------      -----
Outstanding, beginning of year................     891,475       $5.48     750,600       $9.26      432,600      $ 8.89
Options granted...............................     139,400        1.25     560,875        2.71      393,500        9.73
Options exercised.............................        (625)       2.38          --          --      (20,000)       8.25
Options canceled or expired...................    (271,475)       5.47    (420,000)       8.55      (55,500)      10.00
                                                  --------       -----    --------       -----      -------      ------
Outstanding, end of year......................     758,775        4.71     891,475        5.48      750,600        9.26
Options exercisable...........................     386,818       $5.67     274,346       $7.10      355,422      $ 8.97
                                                  ========       =====    ========       =====      =======      ======

     The options outstanding at June 30, 2000, range in price from $0.656 to $10.875 and have a weighted average remaining contractual life of 8.46 years.


  Restricted Stock

     On March 31, 1999, the Company issued 130,000 shares of restricted stock to various employees and members of the Board of Directors. The Company's stock had a market value of $2.38 at that time. The restricted stock vests on the earlier of the third anniversary of the grant date or upon the price of the common stock
reaching target prices.   As of June 30, 2000, 32,500 shares, or 25% of the
130,000 shares issued, have vested. In addition, 18,750 were cancelled. The Company is recognizing the expense associated with this stock issuance over the three year vesting period.

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


13.  Contingencies

     The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of $841,094 plus attorneys' fees was entered against the Company. In connection with this matter, the Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

     The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations.

     The Company has reserves in its accounts for litigation based on management's best judgment. Except as discussed above with respect to the Florida matter, management is of the opinion that the ultimate liability in respect of litigation is not likely to be of material importance to the Company's financial condition and results of operations.

14.  Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share.

                                                                              Years Ended June 30,
                                                                  ---------------------------------------------
                                                                      2000            1999              1999
                                                                  -------------   -------------      ----------
     Numerator:
        Net Income..........................................      $(18,382,024)   $(21,019,042)      $1,228,096
     Denominator:
        Denominator for basic EPS-weighted-average
          Shares............................................         6,219,874       6,126,030        4,247,977
        Denominator for diluted EPS-weighted-average
          Shares............................................         6,219,874       6,126,030        4,322,623
     Basic net income (loss) per share......................      $      (2.96)   $      (3.43)      $     0.29
     Diluted net income per (loss) share....................      $      (2.96)   $      (3.43)      $     0.28

     The 758,775 stock options and 78,750 shares of restricted stock were not included in the fiscal year 2000 diluted net loss per share calculation because their effect would be anti-dilutive. The 891,475 stock options and 130,000 shares of restricted stock were not included in the fiscal year 1999 diluted net loss per share calculation because their effect would be anti-dilutive.


15.  Subsequent Events

     On August 3, 2000, the Board of Directors accepted a proposal from Arthur
C. Kellar, a member of the Company's Board of Directors and Desarollo Integrado, S.A. de C.V., of which a principal is Mauricio Zambrano who is on the Company's Board of Directors, to refinance the Company's existing debt and provide the Company's ongoing working capital needs. The lenders committed to make available a credit facility of $11.25 million pursuant to certain terms and conditions.

     On August 4, 2000, Charles L. Dunlap was replaced as President and Chief Executive Officer by Louis M. Brown, Jr. Mr. Brown also was appointed to the Board of Directors to replace Mr. Dunlap. On the same day the Company issued 1,700,000 shares of common stock to Louis M. Brown, Jr. at $0.44 per share or an aggregate of $750,000.

     On August 4, 2000, the Company issued subordinated debentures to Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. respectively pursuant to which they made a bridge loan to the Company in an aggregate principal amount of $2.5 million to fund the Company's payroll, payroll taxes, debt service obligations and other immediate needs. The entire principal amount earned interest at a rate of 12% per annum. The entire principal balance was deemed repaid on September 29, 2000 (see below).

     On August 4, 2000, the Company completed the sale of nine car wash locations in Denver Colorado for $4.9 million. The Company used the proceeds to reduce to reduce mortgages payable with FFCA by $4.5 million. The sale resulted in a loss that was accrued at June 30, 2000.

     On August 31, 2000 the Company completed the sale of certain car washes and lubes in Columbus, Ohio for $1.8 million. The Company used the proceeds to reduce mortgages payable with FFCA by $1.5 million. The sale resulted in a loss that was accrued at June 30, 2000.

     On September 6, 2000 Robert Falconi replaced Jerry Little as Senior Vice President and Chief Financial Officer.

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity created, owned, and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents by which the Line of Credit Loan and Acquisition Line of Credit were made available to the Company by First Union National Bank. The bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was discharged and deemed advanced under the new credit facility. Further, $991,000 of mortgage debt payable to FFCA was repaid in full. An origination fee is to be paid in the form of a warrant entitling the Lenders to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. The warrants are subject to shareholder approval.

16.  Quarterly Sales and Earnings Data--Unaudited

     The following table presents the quarterly results for Precision Auto Care, Inc. and its subsidiaries for the years ending June 30, 1999 and 2000.

2000 Actual                        Q1           Q2           Q3             Q4             Total
-----------                    -----------  -----------  -----------  ---------------  -------------
                                               In thousands except per share amounts
Net sales...................      $10,101      $ 8,773      $ 7,387         $  7,515       $ 33,776
Contribution................        1,860        1,883        1,512            1,079          6,334
Net loss....................       (1,650)      (1,278)      (1,298)      (A)(14,156)       (18,382)
Loss per share..............      $ (0.28)     $ (0.21)     $ (0.21)        $  (2.26)      $  (2.96)

1999 Actual                        Q1           Q2           Q3             Q4            Total
-----------                    ----------   ----------   ----------   --------------   ------------
Net sales...................      $11,790      $10,910      $10,747         $ 11,322       $ 44,769
Contribution................        1,866          900        1,867              532          5,165
Net loss....................         (717)      (4,595)      (5,604)         (10,103)       (21,019)
Loss per share..............      $ (0.12)     $ (0.75)     $ (0.92)        $  (1.64)      $  (3.43)

Note A: Includes $7.0 impairment of goodwill and losses of $4.0 million related to the sale of certain assets.


                                  SCHEDULE II

     Valuation and Qualifying Accounts ($ Thousands)

                                                    Balance @                Write-     Balance @
                                                    ---------                ------     ---------
            Description                              6/30/99     Expense      offs       6/30/00
                                                     -------   ----------   -------      -------
Allowance for doubtful accounts...................     (2,080)      (2,505)    2,429       (2,156)
Allowance for obsolete inventory..................       (390)        (500)      290         (600)
Allowance for doubtful notes receivable...........       (910)        (150)      863         (197)
                                                      -------       ------     -----      -------
                                                       (3,380)      (3,155)    3,582       (2,953)
                                                      =======       ======     =====      =======

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

     The Company's Articles of Incorporation classifies the Board of Directors into three classes, as nearly equal in number as possible, with terms which expired at the Annual Meetings of Shareholders in 1998, 1999, and 2000 respectively. After the initial rotation was complete, one class of directors will be elected at each subsequent Annual Meeting of Shareholders to serve three-year terms.

     The terms of three directors will expire at the 2000 Annual Meeting, to be held in February 2001: Ms. Caruthers and Messrs. Klumb, Clineburg and Malas ("Class III Directors"). The Class III Director nominees have been nominated for election for a three-year term expiring at the Annual Meeting in 2003. The terms of the other seven directors will continue as indicated below. Dates of service listed below include service with predecessors of the Company.

                     DIRECTORS WHOSE TERMS EXPIRE IN 2000
                     -------------------------------------

  Name                        Principal Occupation                     Additional Information
  ----                        --------------------                     ----------------------
Lynn E. Caruthers(1)(2)       General Partner, Caruthers Properties,   Ms. Caruthers has served as Chairperson of
 Director since 1991          Ltd., Arlington, VA                      The Board of WE JAC Corporation, the
 Chairperson of the           (commercial real estate developer)       Company's predecessor, since September
 Board; Chairperson of the                                             1994.
 Executive Committee
 Age 48

William R. Klumb              Vice President,                          Mr. Klumb previously served as Vice
 Director since 1997          Car Wash Division                        President of Operations of the Car Wash
 Age 42                                                                Division since November 1997.

Bernard H. Clineburg(2)       President, United Bankshares;            Mr. Clineburg served as a Director of
 Director since 1993          Chairman and CEO,                        George Mason Bankshares, Inc. and The
 Age 51                       United Bank (Virginia),                  George Mason Bank from October 1990 to
                              Fairfax, VA                              April 1998.

Ernest S. Malas               General Partner, Magna Properties,       Mr. Malas was Senior Vice President -
 Director since 2000          Columbus, Ohio (real estate              Acquisitions of the Company from July
 Age 35                       development firm)                        1998 to December 1998, and currently
                                                                       serves as a consultant to the Company
                                                                       under an agreement that expires in
                                                                       November 2000. Mr. Malas also serves as
                                                                       a director of Sterling Bank Group.

                     DIRECTORS WHOSE TERMS EXPIRE IN 2001
                     ------------------------------------

  Name                       Principal Occupation                      Additional Information
  ----                       --------------------                      ----------------------
George A. Bavelis(2)         Chairman, President and                   Mr. Bavelis has served as Chairman and
   Director since 1997       Chief Executive Officer,                  President of Coin Op. Vending Co. since
   Age 63                    Pella Co., Columbus, OH                   1983. He also serves as Chairman of the
                             (real estate development firm)            Board of Sterling Bancorp and a Director of
                                                                       Heartland Bancorp.

Louis M. Brown, Jr.          President and Chief Executive Officer,    Mr. Brown has been Chairman of Micros
   Director since 2000       Precision Auto Care, Inc.                 Systems, Inc. since January 1987.
   Age 57

Mauricio Zambrano V.         Vice President,                           Mr. Zambrano serves as a director of
   Director since 1999       Dessarollo Integrado, S.A. de C.V.        Cemex, S.A. de C.V.
   Age 54

___________

                     DIRECTORS WHOSE TERMS EXPIRED IN 2002
                     --------------------------------------

Name                         Principal Occupation                      Additional Information
----                         --------------------                      ----------------------
Woodley A. Allen(2)         President, Allen Management Services,     Mr. Allen served as Chief
 Director since 1991        Oakton, VA                                Financial Officer of EZ
 Chairman-Audit             (management consulting firm)              Communications, Inc. from March
 Committee                                                            1973 to May 1992.
 Age 53

Bassam N. Ibrahim(1)        Partner, Burns, Doane,                    From June 1994 to August 1996,
 Director since 1993        Swecker & Mathis, LLP,                    Mr. Ibrahim was with Popham,
 Age 38                     Alexandria, VA (law firm)                 Haik, Schnobrich & Kaufman.
                                                                      From June 1990 to June 1994, Mr.
                                                                      Ibrahim was with Mason, Fenwick
                                                                      & Lawrence.

Arthur Kellar(2)(3)         Retired                                   Mr. Kellar served as Chairman of
 Director since 1991                                                  the Board of WE JAC
 Chairman-Organization                                                Corporation, the Company's
 and Compensation                                                     Predecessor, from April 1992 to
 Committee                                                            September 1994. Mr. Kellar served
 Age 78                                                               as Chairman of the Board of EZ
                                                                      Communications, Inc. from June
                                                                      1992 to April 1997.

     (1)  Member--Organization and Compensation Committee
     (2)  Member--Executive Committee
     (3)  Member--Finance and Audit Committee


Executive Officers of Registrant

     Louis M. Brown, Jr., age 57, was named President and Chief Executive Officer on August 4, 2000. He has been Chairman of Micros Systems, Inc. since January 1987.

     Robert R. Falconi, age 46, was named Vice President - Finance, Administration and Chief Financial Officer on September 6, 2000. From August 1998 until September 2000, he was Chief Financial Officer of Iintellisys Technology Corporation. From October 1991 until August 1998, he was Chief Financial Officer of Planning Systems Incorporated.

     Everett F. Casey, age 53, became Vice President, General Counsel and Secretary in June 2000. From January 1999 until June 2000, he was an attorney in private practice in Silver Spring, Maryland. From June 1996 to January 1999, he was Vice President and Deputy General Counsel of Choice Hotels International, Inc. ("CHI"). From December 1991 until June 1996, he was Associate General Counsel and Assistant Secretary of CHI and of its parent company, Manor Care, Inc.

     John T. Wiegand, age 38, became Senior Vice President - Franchise Operations in August 2000. From June

1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company's predecessor, as Director of Field Operations in August 1996. From January 1990 through August 15, 1996, Mr. Wiegand was Director of Sales and Product Management for Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

     John N. Tarrant, age 32, was named Controller in April 1999. Mr. Tarrant joined WE JAC Corporation, the Company's predecessor, as Financial Analyst in September 1996. From April 1996 until September 1996, he was the Financial Analyst for LCI International in McLean, Virginia. From July 1995 until April 1996, he was an Accountant for Rosenblum, Gloss, Niad & Dietz in Rockville, Maryland. From May 1993 until June 1995 he was an Analyst for Joseph J. Pietrafesa in Syracuse, New York.

     Kevin Bates, age 38, was named Vice President - Marketing and Advertising in October 1999. From January 1998 until October 1999, he was our Director of Field Operations. From February 1994 until January 1998, he was our Director of Sales and Product Management.

     William R. Klumb, age 42, was named Vice President of the Car Wash Division in June 1999. Previously, Mr. Klumb was Vice President Car Wash Operations of WE JAC Corporation, the Company's predecessor, from November 1997 through May 1999. He had been President of Rocky Mountain I since March 1987 and President of Rocky Mountain II since it was incorporated in September 1988. He also served as Managing Member of Ralston Car Wash Ltd. since its formation in 1991. Each of these entities became wholly-owned subsidiaries of the Company as a result of the IPO Combination in November 1997.

     Jaime J. Valdes, age 42, was named Senior Vice President - Latin America in April 1998. From July 1992 until March 1998, Mr. Valdes was the Operating Partner of Promotora de Francquicias Praxis S.A. de C.V., the Precision Tune Auto Care master franchisee for Mexico and Puerto Rico.

     Karl W. Byrer, age 53, was named Vice President - Business Development in January 1999. Prior to that, he was Vice President of Car Wash Development, a position he assumed with the merger and formation of the Company. From November 1989 until the merger in 1997, he was owner and president of the Karl Byrer Group, a Denver car wash consulting and equipment supply company.

     David J. Yakaitis, age 44, was named Vice President - Strategic Programs in August 2000. From March 1986 until August 2000, he was Operations Manager for Sunoco Marketing (Philadelphia, Pennsylvania).

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of ownership and changes of ownership with the SEC and the Nasdaq Stock Market. The Company believes that during the period from July 1, 1999 through June 30, 2000, its directors and executive officers complied with all applicable Section 16(a) filing requirements, except as follows: George A. Bavelis, a director of the Company, was delinquent in filing a Form 4 in December 1999 and in January 2000 to report purchases of 700 shares and 600 shares of Company Common Stock, respectively.

Item 11.  Executive Compensation

                          SUMMARY COMPENSATION TABLE

     The table below sets forth the compensation earned and paid to each Named Executive Officer (including certain former executive officers of the Company) who earned $100,000 or more during the periods presented. Options grants shown for 1998 include grants by WE JAC Corporation that were assumed by the Company in connection with the IPO Combination.

                                                                                         Restricted    Securities
                                                                                         ----------    ----------
                                                                         Other Annual      Stock       Underlying      All Other
                                                                         ------------      -----       ----------      ---------
      Name and Principal Position           Year       Salary     Bonus  Compensation      Awards        Options     Compensation(1)
---------------------------------------     ----   -------------  -----  ------------      ------        -------     ---------------
Louis M. Brown, Jr.  ..................     2000   $        0(2)    -         -                 -              -             -
   President and Chief Executive
   Officer
Charles Dunlap ........................     2000   $  242,507(3)    -         -                 -              -        $1,992
   Former President and Chief               1999   $  131,538       -         -          $118,750(4)     200,000        $1,615
   Executive Officer
Jerry Little ..........................     2000   $  244,221(8)    -         -                 -              -             -
   Senior Vice President and Chief          1999       20,000(7)    -         -                 -         35,000             -
   Financial Officer
William Klumb .........................     2000   $  110,424       -         -                 -         10,000        $  552
   Vice President- Car Wash                 1999       94,749       -         -          $ 23,750(5)      10,000           474
   Division                                 1998       44,987(5)    -         -                 -         12,500           225
John Wiegand ..........................     2000   $  116,398       -         -                 -              -        $1,746
   Vice President- North American           1999       85,847       -         -          $ 35,625(6)      10,000         1,288
   Operations                               1998       74,899       -         -                 -          6,000         1,123
Jaime Valdes ..........................     2000   $  128,867       -         -                 -              -             -
   Senior Vice President-Latin              1999      120,000       -         -                 -         25,000             -
   America                                  1998       21,250       -         -                 -         25,000             -

---

(1) Amounts represent the Company's matching contributions to the 401(k) Savings Plan and severance payments as indicated below.

(2)  Mr. Brown's employment with the Company began August 4, 2000.

(3) Mr. Dunlap's employment with the Company began in October 1998 and was terminated effective August 4, 2000.

(4) Mr. Dunlap was awarded a grant of 50,000 shares of restricted stock on March 31, 1999 valued at $2.375 per share price. As of June 30, 2000, this grant was worth $10,785 based on a $0.719 per share price. No dividends will be paid on 37,500 shares.

(5) Mr. Klumb was awarded a grant of 10,000 shares of restricted stock on March 31, 1999 valued at $2.375 per share price. As of June 30, 2000, this grant was worth $7,190 based on a $0.719 per share price. No dividends will be paid on this award 7,500 shares.

(6) Mr. Wiegand was awarded a grant of 15,000 shares of restricted stock on March 31, 1999 valued at $2.375 per share price. As of June 30, 2000, this grant was worth $35,950 based on a $0.719 per share price. No dividends will be paid on 11,250 shares.

(7)  Mr. Little's employment with the Company began June 1, 1999.

(8) Mr. Little's employment with the Company was terminated effective September 6, 2000.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                        Potential Realized Value
                                                                                                        ------------------------
                                            Number of           % of                                       at Assumed Annual
                                            ---------           ----                                       -----------------
                                            Securities     Total Options    Weighted                      Rates of Stock Price
                                            ----------     -------------    --------                      --------------------
                                            Underlying       Granted to     Average                     Appreciation for Option
                                            ----------       ----------     --------                    -----------------------
                                             Options         Employees      Exercise     Expiration             Term(4)
                                             -------         ---------      --------     ----------             -------
Name                                        Granted(1)     in Fiscal Year   Price(2)      Date(3)             5%           10%
----                                        ----------     --------------   --------      -------             --           ---
Louis M. Brown, Jr. (5)                             --                0.0%
Charles Dunlap (6)                                  --                0.0%
Jerry Little (7)                                    --                0.0%
William Klumb                                   10,000                7.7%      3.50         7/4/09          22,011       55,781
John Wiegand                                        --                0.0%
Jaime Valdes                                        --                0.0%

__________
(1) Stock options exercisable into 129,400 shares of Common Stock were granted to all employees, non-employee directors of the Company and related parties as a group during the fiscal year ended June 30, 2000.
(2) The exercise price is the "fair market value" of the Company's Common
    Stock at the date of grant as determined in good faith by the Company's Board of Directors.
(3) Date shown is expiration date of latest grant. Options generally vest and become exercisable in annual installments of 33% of the shares covered by each grant commencing on the first anniversary of the grant date, and expire ten years after the grant date. Options granted in March 1999 also include an acceleration of vesting provision whereby, to the extent not previously vested, 25% of the options will vest when the Company's stock price closes at $4.00 per share, 75% will vest when the stock price closes at $6.00 per share, and 100% will vest when the stock price closes at $8.00 per share.
(4) The dollar amounts under the potential realizable values column use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common

     Stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full ten-year term of the options.
(5)  Mr. Brown's employment with the Company began August 4, 2000.
(6) Mr. Dunlap's employment with the Company was terminated effective August 4, 2000.
(7) Mr. Little's employment with the Company was terminated effective September 6, 2000.



                            YEAR-END OPTION VALUES

                                                                   Number of            Value of the Unexercised
                                                                   ---------            ------------------------
                                                             Securities Underlying            in-the-money
                                                             ---------------------            ------------
                                                              Unexercised Options              Options at
                                                              -------------------              ----------
                                                               at June 30, 2000             June 30, 2000(1)
                                                               ----------------             ----------------
Name                                                      Exercisable   Unexercisable  Exercisable   Unexercisable
----                                                      ------------  -------------  ------------  -------------
Charles Dunlap                                                  66,000        134,000        -              -
Jerry Little                                                    35,000              -        -              -
William Klumb                                                   11,550         30,450        -              -
John Wiegand                                                    13,760          8,740        -              -
Jaime Valdes                                                    24,750         25,250        -              -

__________
(1) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on June 30, 2000, was $0.719. Value is calculated on the basis of the difference between the option exercise price and $0.719, multiplied by the number of shares of Common Stock underlying the option.


Compensation Of Directors

     Directors who are employees receive no additional compensation for serving as directors. The Company's recent cash flow difficulties have had an impact on the compensation of non-employee directors during the fiscal year ended June 30, 2000. The Company's policy had been for non-employee directors to receive: (i) $1,000 for each Board of Directors meeting attended in person; (ii) $500 for each Board of Directors meeting attended via telephone; and (iii) for members of Board Committees, $200 for each Committee meeting attended. In October 1998, the Board decided to suspend payment of such fees. In addition, the Board determined to suspend the grant of options under the 1998 Outside Directors' Stock Option Plan. In March 1999, the non-employee directors agreed to forgo payment of all fees owed for the fiscal year ended June 30, 1999. However, in lieu of such cash fees, the Board granted restricted stock awards of 5,000 shares of the Company's Common Stock to each of the following non-employee directors: Woodley A. Allen; George A. Bavelis; Lynn E. Caruthers; Bernard Clineburg; Bassam N. Ibrahim; Richard O. Johnson; Arthur Kellar; Harry G. Pappas, Jr.; and Gerald A. Zamensky. Under the terms of each grant, each outside director's right, title and interest to the 5,000 shares will not vest until the third anniversary of the grant (i.e., March 2002). No portion of the restricted stock award will vest and no shares will be issued prior to the third anniversary unless the following conditions are satisfied: (a) if the Company's stock price closes at $4.00 per share, 25% of the shares will become vested; (b) if the Company's stock price closes at $6.00 per share, 75% will become vested; and (c) if the Company's stock price closes at $8.00 per share, 100% of the shares will become vested. Each of the above-named directors (including Messrs. Johnson, Pappas and Zamensky who have since resigned as directors) were issued 1,250 shares of Common Stock in September 1999 under the terms of their restricted stock awards because the share price of the Common Stock had closed at above $4.00. The Board recently decided to reinstate the grant of options under the 1998 Outside Directors' Stock Option Plan. Therefore, following the Annual Meeting for 1999, each outside director who has served as a director of the Company for at least one year as of that date will be granted an option to purchase 2,500 shares of the Company's Common Stock. Those directors who have served less than one year shall receive an option for a prorated portion of 2,500 shares based on their terms of service as determined by the Compensation Committee. In addition, the Board has adopted the 2000 Outside Directors' Stock Option Plan, subject to final approval by shareholders. The new plan will provide for the grant of stock in the amount of $1,000 to each outside director attending a meeting of the Board of directors in person. Grants under the new plan will commence as soon as the underlying stock has been registered with the SEC. The Outside Directors' Stock Option Plan, approved by shareholders at the 1999 Annual meeting, compensates outside directors with a grant of 2,500 options on the date of each annual meeting of shareholders (under the 1998 Outside Directors' Stock Option Plan) and the grant of $1,000 in cash or stock for each Board meeting attended in person (under the 2000 Outside Directors' Stock Option Plan).

     Mr. Woodley Allen was paid $10,000 per month for his services as a special financial consultant to the Company from December 1998 through January 1999. In addition, in December 1998, the Board of Directors awarded Mr. Allen an option to purchase 10,000 restricted shares of the Company's Common Stock with an exercise price of $3.625. The underlying shares are not registered under the federal securities laws. The option expires December 31, 2008.


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

     Revised Employment Agreements.   In March 1999, the Company granted stock
options and awards to certain executive officers. As a condition to the grant of certain options, those executive officers that had entered into employment agreements previously were asked to terminate these prior agreements and enter into new employment agreements. In April 1999 and September 1999, the Company entered into revised employment agreements with Jaime Valdes and William R. Klumb respectively pursuant to which Mr. Valdes agreed to serve as Senior Vice President--Latin American Division and Mr. Klumb as Vice President--Car Wash Division for a period of three years beginning April 1, 1998 and August 26, 1997 respectively. Messrs. Valdes and Klumb will each receive a base salary of $120,000 per annum. Under the terms of the employment agreements, Messrs. Valdes and Klumb are required to maintain the confidentiality of proprietary business or technical information they obtain in the course of their employment with the Company, and are prohibited from competing with the Company in the United States during any time they are performing duties for the Company and for a period of two years thereafter except that if Mr. Klumb's employment is terminated by the Company other than for cause, or is terminated by Mr. Klumb for good reason, then Mr. Klumb's non-competition covenant shall last for a period of time equal to the lessor of 12 months or the remainder of his initial term (if it has not yet expired) or the number of months remaining in any additional one-year term arising thereafter. In the event Messrs. Valdes' or Klumb's employment is terminated by the Company other than for cause, or is terminated by either one of them for good reason (e.g., following a change of control of the Company), the terminated officer will be entitled to receive a severance benefit equal to his base salary at the rate in effect at the time of termination for the lessor of the 12 months or the remainder of his initial term (if it has not yet expired) or the number of months remaining in any additional one-year term arising thereafter, and will be entitled to receive any salary and benefits accrued, vested or unpaid as of the date of termination.


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

                                                                                 Amount of        Percentage of Outstanding
                                                                           --------------------   -------------------------
Name of Beneficial Owner                                                   Beneficial  Ownership        Common Stock
------------------------                                                   --------------------   -------------------------
Five-Percent Stockholders:
Louis M. Brown, Jr.(1) ................................................               1,782,500                     21.84%
Mauricio Zambrano(2) ..................................................               1,523,092                     16.63%
Arthur Kellar(3) ......................................................               1,335,386                     14.52%
Avenir Corporation(4) .................................................                 634,241                      7.77%
William P. Stiritz(5) .................................................                 500,000                      6.13%

Directors and Executive Officers:
Lynn E. Caruthers(6) ..................................................                 153,293                      1.88%
Charles Dunlap(7) .....................................................                 149,000                      1.80%
Jerry Little(8) .......................................................                  35,000                         *
Jaime Valdes(9) .......................................................                  74,171                         *
William R. Klumb(10)  .................................................                  69,790                         *
John T. Wiegand(11)  ..................................................                  30,010                         *
Woodley A. Allen(12)  .................................................                 112,812                      1.37%
George A. Bavelis(13) .................................................                 109,269                      1.34%
Bernard H. Clineburg(14) ..............................................                  42,221                         *
Bassam N. Ibrahim(15) .................................................                  51,562                         *
Ernest S. Malas(16) ...................................................                 285,188                      3.48%
All directors and executive officers as a group (14 persons)(22))......               5,753,294                     55.45%

__________
*  Represents less than 1%.

(1)  Mr. Brown is also the President and Chief Executive Officer and a Director.
(2) Mr. Zambrano is on the Board of Directors, includes options to purchase 1,000,450 shares that are exercisable within 60 days.
(3) Mr. Kellar is on the Board of Directors, includes options to purchase 1,037,750 shares that are exercisable within 60 days.
(4) As reported in Schedule 13G (Amendment No. 2) filed with the Commission on February 15, 2000. Avenir

     Corporation's business address is 1725 K Street, NW, Suite 410, Washington, DC 20006.
(5) As reported on Schedule 13D filed with the Commission on December 31, 1997. Does not include 10,000 shares owned by Mr. Stiritz's son, of which Mr. Stiritz disclaims beneficial ownership. Mr. Stiritz's business
(6) Includes a restricted stock award of 3,750 shares and includes 24,500 shares held by CARFAM Associates and 77,938 shares held by Caruthers Properties, Ltd., limited partnerships in which Ms. Caruthers holds limited partnership interests and options to purchase 12,500 shares which Ms. Caruthers may exercise within 60 days.
(7) Includes a restricted stock award of 50,000 shares and includes 99,000 options to purchase shares that are exercisable within 60 days.
(8) Includes options to purchase 35,000 shares that are exercisable within 60 days
(9) Includes options to purchase 24,750 shares that are exercisable within 60 days.
(10) Includes a restricted stock award of 10,000 shares and includes 19,100 options to purchase shares that are exercisable within 60 days.
(11) Includes a restricted stock award of 13,750 shares and includes 13,760 options to purchase shares that are exercisable within 60 days.
(12) Includes a restricted stock award of 3,750 shares and includes 72,500 options to purchase shares that are exercisable within 60 days.
(13) Includes a restricted stock award of 3,750 shares and includes 7,000 options to purchase shares that are exercisable within 60 days.
(14) Includes a restricted stock award of 3,750 shares and includes 32,500 options to purchase shares that are exercisable within 60 days.
(15) Includes a restricted stock award of 3,750 shares and includes 32,500 options to purchase shares that are exercisable within 60 days.
(16) Includes options to purchase 25,450 shares that are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity created, owned, and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents by which the Line of Credit Loan and Acquisition Line of Credit were made available to the Company by First Union National Bank. The bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was discharged and deemed advanced under the new credit facility. Further, $991,000 of mortgage debt payable to FFCA was repaid in full. An origination fee is to be paid in the form of a warrant entitling the Lenders to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. The warrants are subject to shareholder approval.

        In December 1999, the Company sold two Company-owned car washes located in Columbus, Ohio to Magna National Realty, LLC ("Magna National") for $915,000. Magna National is owned by George A. Bavelis and Ernest S. Malas, directors of the Company, and Effie L. Eliopulos a former director of the Company. These car washes were appraised to be worth $900,000 according to appraisals dated July 1998. The fairness of the negotiated sales price was determined at the time of the transaction by Charles L. Dunlap, then the Company's Chief Executive Officer, and later formally approved by a group of disinterested directors of the Company pursuant to the Company's conflict of interest policy. The Company has been paid the purchase price in full.

        In December 1999, the Company entered into a letter of intent for the sale of three Company-owned car washes, two of which are located in Delaware, Ohio and one is located in Marion, Indiana, to Sandusky Lube Limited, LLC ("Sandusky Lube") for $1,225,000. Sandusky is partially owned by Ernest S. Malas, a director of the Company, and Harriet Malas, Mr. Malas' mother. These car washes were appraised to be worth $1,064,000 according to appraisals dated July 1998. The fairness of the negotiated sales price was determined at the time of the transaction by Charles L. Dunlap, then the Company's Chief Executive Officer, and later formally approved by a group of disinterested directors of the Company pursuant to the Company's conflict of interest policy. The sale of the two Delaware washes was closed on January 28, 2000 and the Company received $600,000.

        Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis, LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 2000 did not exceed five percent of the firm's gross revenues.

        Ernest S. Malas, a director of the Company, also serves as a consultant to the Company. The Company entered into an independent contractor agreement with Mr. Malas in November 1997 pursuant to which Mr. Malas agreed to serve as a senior business development consultant to the Company for a period of three years. From July

1998 to December 1998, Mr. Malas served as Senior Vice President of the Company, after which he returned to his independent contractor status under the terms of the November 1997 agreement. Pursuant to the agreement, Mr. Malas is paid $10,000 per month plus expenses.

     Messrs. Klumb, Bavelis and Malas, each a director of the Company, are parties to franchise agreements with the Company. Payments under the franchise agreements may exceed the sum of $60,000 over the terms of the respective agreements.

     The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of $841,094 plus attorney's fees was rendered against the Company. In connection with this matter, Mr. Kellar, a director of the Company, provided a letter of credit to permit the Company to post a bond during the pendency of the appeal. In exchange for his providing the letter of credit, the Company agreed to issue Mr. Kellar 25,000 shares of Common Stock pursuant to a letter agreement dated June 14, 2000.

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, a limited liability company organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Bank Facility. Board LLC has approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 the Board LLC extended the maturity date to and waived all debt covenants with respect to defaults through September 30, 2001.

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

     Schedule II--Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

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

10.7 Employment Agreement between the Company and Jaime J. Valdes dated March 31, 1998, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.8 Independent Contractor Agreement between the Company and Ernest S. Malas dated November 12, 1997, included as an exhibit to the Company's Amended Annual Report on Form 10-K/A filed September 28, 1998, is incorporated herein by reference.

10.9 Subscription and Stock Purchase Agreement dated as of March 31, 1998, by and among the Company, Precision Auto Care Mexico I, S. de R.L. de C.V., and Promotora de Franquicias Praxis, S.A. de C.V., included as an exhibit to the Company's Current Report on Form 8-K, filed April 15, 1998, is incorporated herein by reference.

10.10 Employment Agreement with Charles L. Dunlap, dated October 21, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.11 Employment Agreement with Louis M. Brown, Jr. dated August 4, 2000.

10.12 Subordinated Debenture Agreement with Board LLC, dated October 15, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.13 1998 Employee Stock Purchase Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.14 1998 Outside Directors' Stock Option Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.15 1999 Employee Stock Option and Restricted Stock Plan, included as Exhibit A to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on May 25, 1999, is incorporated herein by reference.

10.16 Revised Employment Agreement dated April 20, 1999, between the Company and Jaime Valdes, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.17 Revised Employment Agreement dated September 27, 1999, between the Company and William R. Klumb, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.18 Amended and Restated Loan and Security Agreement dated as of February 1, 1999, between the Company and its designated subsidiaries and First Union National Bank, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.19 Third Consolidated, Amended and Restated Revolving and Acquisition Line of Credit Promissory Note by the Company and its designated subsidiaries in favor of First Union National Bank dated February 1, 1999, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.20 Loan Agreement dated as of May 17, 1999, by and between FFCA Acquisition Corporation and the Company, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.21 First Amendment dated May 13, 1999, to Amended and Restated Loan and Security Agreement between the Company and its designated subsidiaries and First Union National Bank, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.22 Employment Agreement dated June 1, 1999, between the Company and Jerry Little, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.23 Term Sheet for Debt Restructure dated October 12, 1999, between the Company and First Union National Bank, included as an exhibit to the Company's Annual Report on Form 10-K, filed September 28, 1999, is incorporated herein by reference.

10.24* Loan Renewal and Security Agreement dated as of October 1, 2000 between the Company and Precision Funding, LLC.

10.25* Agreement dated August 3, 2000 between the Company and Louis M. Brown,
       Jr.

10.26* Agreement dated August 3, 2000 among the Company, Arthur Kellar and
       Desarollo Integrado, S.A. de C.V.

10.27* Subordinated Debenture dated August 4, 2000 between the Company and
       Arthur Kellar.

10.28* Subordinated Debenture dated August 4, 2000 between the Company and
       Desarollo Integrado S. A. de C. V.

10.29* Letter Agreement dated June 14, 2000 between the Company and Arthur
       Kellar.

10.30* Registration Rights Agreement dated August 4, 2000 among the Company,
       Louis M. Brown, Jr., Arthur Kellar and Desarollo Integrado, S. A. de C.
       V.

10.31* Master Agreement dated August 4, 2000 among LaSalle Bank National
       Association, FFCA Acquisition Corporation, Precision Auto Care Holdings LLC and Precision Auto Care, Inc.

10.32* Purchase Agreement dated June 29, 2000 between the Company and Zayac
       Property Holdings, LLLP.

21.    Significant Subsidiaries of the Company.

23*   Consent of Ernst & Young LLP, Independent Auditors.

24.*  Powers of Attorney.

27*   Financial Data Schedule.

* Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2000.

                                  Precision Auto Care, Inc.


                                             /s/ LOUIS M. Brown, JR.
                                  By:
                                                 Louis M. Brown, Jr.
                                           President and Chief Executive Officer
                                                 (Duly Authorized Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                     Title                           Date
--------------------------------------           -------------------------            ----------------
                    *                            Chairperson of the Board             October 12, 2000

            Woodley A. Allen

       /s/ Louis M. Brown, Jr.                   President, Chief Executive           October 12, 2000
                                                 Officer and Director
          Louis M. Brown, Jr.                    (Principal Executive
                                                 Officer)

       /s/ Robert R. Falconi                     Senior Vice President and            October 12, 2000
                                                 Chief
          Robert R. Falconi                      Financial Officer (Principal
                                                 Financial Accounting
                                                 Officer)

                    *                            Director                             October 12, 2000

          Lynn E. Caruthers

                    *                            Director                             October 12, 2000

          George A. Bavelis

                    *                            Director                             October 12, 2000

       Bernard H. Clineburg

                    *                            Director                             October 12, 2000

       Bassam N. Ibrahim

              *                       Director                  October 12, 2000

          Ernie Malas

              *                       Director                  October 12, 2000

       Mauricio Zambrano


              *                       Director                  October 12, 2000

          Arthur Kellar


              *                       Director                  October 12, 2000

         William R. Klumb


       /s/ Everett Casey
              *By:
           Everett Casey

 Attorney-in-Fact
(Upon the Authority of Powers-of-Attorney filed as Exhibit 24 to the Annual Report on Form 10-K)