Form 10-Q
period 2000-09-30
PRECISION AUTO CARE INC
filed 2000-11-14
CIK 1038541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from July 1, 2000 to September 30, 2000

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

                                 Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,160,508 shares of Common Stock as of October 31, 2000.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   General Information...................................................  3

   Consolidated Balance Sheets as of September 30, 2000 and
   June 30, 2000.........................................................  4

   Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999.....................................  5

   Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999.....................................  6

   Notes to the Consolidated Financial Statements........................  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..... 12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 12

Item 2.   Changes in Securities.......................................... 12

Item 3.   Defaults Upon Senior Securities................................ 12

Item 4.   Submission of Matters to a Vote of Security Holders............ 12

Item 5.   Other Information.............................................. 12

Item 6.   Exhibits or Reports on Form 8-K................................ 13

Signatures............................................................... 13

Exhibit Index............................................................ 14

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

  Precision Tune Auto Care provides automotive maintenance services that require relatively short service times including engine performance, oil change and lubrication and brake services. At September 30, 2000, these services were provided at 515 Precision Tune Auto Care centers owned and operated by franchisees and five owned and operated by the Company.

  Precision Auto Wash provides self-service and touch-less automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At September 30, 2000, there were seven Company-owned car wash centers and 23 franchised car wash centers.

  Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At September 30, 2000, there were 10 Precision Lube Express centers owned and operated by franchisees and one owned and operated by the Company. As of that date, there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,     June 30,
                                                                             2000             2000
                                                                          (Unaudited)
                                                                          ---------------------------
                        ASSETS
Current assets:
   Cash and cash equivalents............................................   $  3,028,512   $     13,370
   Accounts receivable, net of allowance of $2,452,117 and $2,155,735,
     respectively.......................................................      3,756,259      3,335,300
   Inventory, net of allowances of $600,000.............................      1,222,988      1,517,693
   Notes receivable, net of allowances of $586,000......................        128,705        153,260
   Other assets.........................................................        264,673        132,013
   Deferred income taxes................................................         44,658         71,774
                                                                           ------------   ------------

      Total current assets..............................................      8,445,795      5,223,410
Notes receivable, net of allowance......................................        200,000        276,000
Property, plant and equipment, at cost..................................      9,313,404     15,480,911
   Less: Accumulated depreciation.......................................     (3,216,142)    (3,669,556)
                                                                           ------------   ------------

                                                                              6,097,262     11,811,355
Goodwill and other intangibles, net of accumulated
Amortization of $14,109,460 and $14,971,394.............................     25,997,926     28,939,600
Deposits and other......................................................         60,716         81,224
                                                                           ------------   ------------

      Total assets......................................................   $ 40,801,699   $ 46,331,589
                                                                           ============   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.............................   $ 10,188,171   $ 11,633,783
   Mortgage notes payable...............................................              -        301,962
   Other notes payable..................................................        514,510        552,209
   Deferred revenue.....................................................        734,046      1,478,533
                                                                           ------------   ------------

      Total current liabilities.........................................     11,436,727     13,966,486

Notes payable- long term debt...........................................     11,250,000              -
Bank facility...........................................................              -      7,126,615
Subordinated debt.......................................................      5,586,960      5,586,960
Mortgage notes payable..................................................        991,201      6,628,428
Other notes payable.....................................................        371,227        482,936
Deferred revenue........................................................        709,554        134,517
Refundable deposits.....................................................          4,000          4,000
Other liabilities.......................................................         50,409        125,657
                                                                           ------------   ------------

      Total liabilities.................................................     30,400,078     34,055,600
Stockholders' equity:

   Common stock, $.01 par; 19,000,000 shares authorized; 8,160,508 and
     6,434,500 shares issued and outstanding............................         81,605         64,345
   Additional paid-in capital...........................................     47,286,332     46,532,803
   Unearned restricted stock............................................       (112,220)      (130,922)
   Retained earnings (deficit)..........................................    (36,854,096)   (34,190,236)
                                                                           ------------   ------------

      Total stockholders' equity........................................     10,401,621     12,275,989
                                                                           ------------   ------------

      Total liabilities and stockholder's equity........................   $ 40,801,699   $ 46,331,589
                                                                           ============   ============

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                2000         1999
                                                            (Unaudited)   (Unaudited)
                                                            -----------   -----------
Revenues:
    Franchise development                                   $   135,337   $   173,395
    Royalties                                                 3,343,944     3,985,033
    Manufacturing and distribution                            1,901,376     4,623,505
    Company centers                                             810,609     1,287,573
    Other                                                        37,520        30,551
                                                            -----------   -----------

    Total revenues                                            6,228,787    10,100,057
Total direct cost                                             5,550,410     8,238,858
                                                            -----------   -----------

Contribution (exclusive of amortization shown separately
    below)                                                      678,377     1,861,199
General and administrative expense                            1,590,232     1,818,795
Depreciation expense                                            298,972       325,724
Amortization of franchise rights and goodwill                   493,377       494,847
                                                            -----------   -----------

Operating (loss)                                             (1,704,204)     (778,167)
Other income (expense):
    Interest expense                                           (942,551)     (689,937)
    Interest income                                              10,281        25,455
    Other                                                       (56,104)     (139,955)
                                                            -----------   -----------

    Total other (expense)                                      (988,374)     (804,437)
                                                            -----------   -----------

Loss before income tax expense                               (2,692,578)   (1,582,604)
(Benefit) provision for income taxes                            (28,719)       67,177
                                                            -----------   -----------

Net loss                                                    $(2,663,859)  $(1,649,781)
                                                            ===========   ===========


Basic and diluted net loss per share                             ($0.36)       ($0.27)
Weighted average shares outstanding--Basic and Diluted        7,428,810     6,159,152

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                               September 30,
                                                                                                               -------------

                                                                                                            2000          1999
                                                                                                         (Unaudited)   (Unaudited)
                                                                                                         -----------   -----------
Operating activities:
Net loss...............................................................................................  $(2,663,859)  $(1,649,781)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:

   Depreciation and amortization.......................................................................      792,349       820,571
   Deferred income taxes...............................................................................                          -
      Services received in exchange for stock..........................................................       39,491        51,459
      Changes in operating assets and liabilities:
       Accounts and notes receivable...................................................................     (320,404)      317,468
       Inventory.......................................................................................      294,705       300,242
       Prepaid expenses, recoverable income taxes, deposits
         and other.....................................................................................     (180,792)    1,037,143
       Accounts payable and accrued liabilities........................................................     (261,686)     (381,105)
       Deferred revenue................................................................................     (169,450)      (54,084)
                                                                                                         -----------   -----------

Net cash (used in) provided by operating activities....................................................   (2,469,646)      441,913
Investing activities:
   Purchases of property and equipment.................................................................            -       (81,029)
   Sale of property and equipment......................................................................    6,700,000             -
                                                                                                         -----------   -----------

Net cash provided by (used in) investing activities....................................................    6,700,000       (81,029)
Financing activities:
   Sale of company stock...............................................................................      750,000         1,484
   Repayments of  bank facility........................................................................   (8,362,843)     (488,002)
            Proceeds from note
             payable...................................................................................   11,250,000       345,000
            Repayment of mortgage notes and other notes
             payable...................................................................................   (4,852,369)     (222,772)
                                                                                                         -----------   -----------


Net cash used in financing activities..................................................................   (1,215,212)     (364,290)
                                                                                                         -----------   -----------

Net change in cash and cash equivalents................................................................    3,015,142        (3,406)
Cash and cash equivalents at beginning of year.........................................................       13,370        50,167
                                                                                                         -----------   -----------

Cash and cash equivalents at end of period.............................................................  $ 3,028,512   $    46,761
                                                                                                         ===========   ===========

                            See accompanying notes.

                  Precision Auto Care, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K for the year ended June 30, 2000.

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

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. For the three months ended September 30, 2000 and for the three months ended September 30, 1999, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions was anti-dilutive.


The following table sets forth the computation of basic and diluted net (loss) per share.

                                           Three Months Ended September 30, 2000
                                           -------------------------------------
                                                       2000          1999
                                                       ----          ----
Numerator:
  Net Loss......................................  $(2,663,859)  $(1,649,781)
Denominator:
  Denominator for basic EPS-weighted-average
  shares........................................    7,428,810     6,159,152
  Denominator for diluted EPS-weighted-average
  shares........................................    7,428,810     6,159,152
Basic net loss per share........................       ($0.36)       ($0.27)
Diluted net loss per share......................       ($0.36)       ($0.27)


Note 3 - Inventory

The components of inventory are as follows:
                                                       September 30,    June 30,
                                                           2000           2000
                                                           ----           ----

   Raw materials..................................     $  805,054   $  979,777
   Work-in-process................................         59,673      191,504
   Finished goods.................................        958,261      946,412
   Reserve for obsolete and unsaleable inventory..       (600,000)    (600,000)
                                                       ----------   ----------

                                                       $1,222,988   $1,517,693
                                                       ==========   ==========

Note 4 - Debt

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

On August 4, 2000, the Company issued subordinated debentures to Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. respectively pursuant to which they made a bridge loan to the Company in an aggregate principal amount of $2.5 million to fund the Company's payroll, payroll taxes, debt service obligations and other immediate needs. The entire principal amount earned interest at a rate of 12% per annum. The entire principal balance was deemed repaid on September 29, 2000.

On September 29, 2000 the Company's remaining debt to First Union was repaid with a facility provided by Precision Funding, LLC a company owned and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V.

In connection with obtaining the above credit facility, an origination fee will be paid in the form of a warrant entitling the lenders to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. The issuance of the warrants are subject to shareholder approval. Once such approval is obtained, the Company will record the estimated value of such warrants as a reduction of the face value of the related debt and an increase to paid in capital and thereafter amortize the value over the life of the commitment.


Note 5 - Contingencies

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

Note 6 - Subsequent Events

On October 2, 2000 the Company received $2.75 million from Precision Funding to use for working capital and to repay the balance of the FFCA mortgages of $991,000.

On October 17, 2000 the Company sold three car washes in Indiana for $1.4 million. The proceeds were used for working capital.

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

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999


Summary (in thousands)

                                 2000    %    1999      %
                                 ----   ---   ----     ---

Net revenue..................   6,229   100%  10,100   100%

Direct cost...........................   5,550     90     8,239     82
General and administrative............   1,590     26     1,819     18
Operating (loss)......................  (1,704)   (28)     (778)    (8)

Revenue. Revenue for the three months ending September 30, 2000 was $6.2 million, a decrease of approximately $3.9 million, or 38%, compared with revenue of $10.1 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from Company stores of $477,000, a significant reduction in manufacturing and distribution revenues of $2.7 million, and a reduction of royalty revenues of $641,000. The decrease in manufacturing is partially attributable to the disposition of certain manufacturing and distribution businesses. During fiscal year 1999 the Company disposed of an automotive parts and supply distribution business and a chemical manufacturing plant. These businesses accounted for decreases in revenue of $1.4 million and $213,000 respectively. The Company's inadequate working capital contributed to a decrease of $1.2 million in Car wash manufacturing revenue. These decreases were partially offset by an increase in the sale of modular buildings. Royalty revenues were down as a result of fewer franchise centers from the prior year. The Company reports that the sales for the centers that were open a year ago compared to the past quarter (same store sales) have remained flat.

Direct Cost. Direct costs for the three months ending September 30, 2000 totaled $5.6 million, a decrease of $2.6 million or 32%, compared with $8.2 million for the quarter ending September 30, 1999. The decrease is attributable to cost decreases in company centers, manufacturing and distribution and franchise development of $371,000, $2.5 million, $87,000, respectively. These decreases were partially offset by an increase in royalty expenses of $365,000.

General and Administrative Expense. General and administrative expense was $1.6 million for the three months ending September 30, 2000, a decrease of $229,000 or 13%, compared with $1.8 million for the quarter ending September 30, 1999.

Operating (Loss). The Company recorded an operating loss for the three months ending September 30, 2000 of $1,746,000 which represents an increase in operating loss of $968,000 or 124% compared with an operating loss of $778,000 for the corresponding period of the prior year.

TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Three months ended September 30,                          2000      1999
--------------------------------                          ----      ----

Depreciation                                            $298,972  $325,724
Amortization                                             493,377   494,847
                                                        --------  --------

   Total                                                $792,349  $820,571
                                                        ========  ========

TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:

Three months ended September 30,                          2000      1999
--------------------------------                          ----      ----

Interest incurred                                       $942,551  $689,937
                                                        ========  ========


Liquidity and Capital Resources

Sources and Uses of Cash

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                                                     Three Months Ended September 30,
                                                                                     --------------------------------
                                                                                            2000          1999
                                                                                            ----          ----
   Net cash (used in) provided by
    operating activities...................................................             $(2,469,646)  $  441,913
   Net cash provided by (used in) investing activities.....................               6,700,000    (  81,029)
   Net cash (used in) financing
    activities.............................................................              (1,215,212)   ( 364,290)
                                                                                        -----------   ----------

   Change in cash and cash equivalents.....................................             $ 3,015,142   $   (3,406)
                                                                                        ===========   ==========

Cash at September 30, 2000 was $168,899 an increase of $155,530 from $13,370 on June 30, 2000. During the period, cash used by operating activities was $2,469,645 which is attributable to increases in accounts receivable of $320,000, prepaid expenses of $181,000 and decreases in accounts payable and deferred revenue of $262,000 and $169,000 respectively. The use of cash was partially offset by decreases in inventory levels of $295,000.

Cash provided by investing activities for the quarter ended September 30, 2000 was $6.7 million. The cash provided by investing activities was the result of sales of car washes and quick lube buildings in Denver, Colorado and Columbus, Ohio for $4.9 million and $1.8 million respectively.

Cash used in financing activities for the quarter ended September 30, 2000 was $4.1 million. Cash provided by financing activities during the period included the sale of common stock of $750,000 and the issuance of a note payable for $2.5 million. The infusions of cash were offset by repayments of mortgages, the bank facility and other notes payable of $7.3 million.



Debt Transactions

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

     At June 30, 2000 the Company had a bank credit agreement with First Union National Bank, under which the Bank has extended loans to the Company under both the Line of Credit Loan and Acquisitions Line of Credit. The agreement was originally executed on November 7, 1997 with Signet Bank (which was later acquired by First Union). As of September 29, 2000 both of these credit facilities have been repaid (see discussion below).

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

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrued interest at a rate of 9.9% per annum and would have matured on June 1, 2014 with the exception of one which would have matured on August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. In the event of default the interest rate would have increased to 18%. During the first quarter of fiscal year 2001 the Company repaid all but $991,000 of this debt with proceeds from sales of car wash and lube centers. On October 2, 2000, the remaining mortgage balance was repaid (see discussion below)..

     During fiscal year 2001, the Company was successful in obtaining a new source of financing. The Company received $11.25 million in financing from Precision Funding, L.L.C., a corporation owned by two members of the Company's Board of Directors. With that financing, the Company was able to liquidate its debt with First Union on September 29, 2000 in the amount of $5.8 million and the remainder of its mortgage debt with FFCA in the amount of $1.0 million on October 2, 2000. The remaining proceeds of the financing will be used for working capital requirements. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for the period of three years. In light of this financing arrangement, management does not anticipate requiring additional financing to continue the Company's operations for the next year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company refinanced its debt at a fixed interest rate of 12% and is not subject to changing interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 4, 2000 the Company issued 1,700,000 shares of common stock to Louis Brown for $750,000. The proceeds were used to fund the Company's working capital.


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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                            Description

   27               Financial Data Schedule


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2000.

                           Precision Auto Care, Inc.

                                             /s/ Louis M. Brown
                                   By: ---------------------------------------
                                                 Louis M. Brown
                                       President and Chief Executive Officer
                                               (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                       Title                     Date
              ---------                       -----                     ----
         /s/ Louis M. Brown       President, Chief Executive        November 15, 2000
         ------------------
                                  Officer and Director
           Louis M. Brown         (Principal Executive Officer)

         /s/ Robert R. Falconi    Senior Vice President and Chief   November 15, 2000
         ---------------------
                                  Financial Officer (Principal
           Robert R. Falconi      Financial Accounting Officer)

                                 EXHIBIT INDEX

 Number                                                              PAGE
 ------                                                              ----


  27        Financial Data Schedule