Form 10-Q
period 2000-12-31
PRECISION AUTO CARE INC
filed 2001-02-12
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from July 1, 2000 to December 31, 2000

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

                                  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,081,808 shares of Common Stock as of January 31, 2001.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                     INDEX

                                                                                                                PAGE
                                                                                                                ----

PART I:       FINANCIAL INFORMATION

              Item 1.      Financial Statements (Unaudited)

               General Information............................................................................... 3

               Consolidated Balance Sheets as of December 31, 2000 and
               June 30, 2000..................................................................................... 4

               Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999.................................................................. 5

               Consolidated Statements of Operations for the six months
               ended December 31, 2000 and 1999.................................................................. 6

               Consolidated Statements of Cash Flows for the six months
               ended December 31, 2000 and 1999.................................................................. 7

               Notes to the Consolidated Financial Statements.................................................... 8

               Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................................10

               Item 3.     Quantitative and Qualitative Disclosures About Market Risk............................14

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings.....................................................................14

               Item 2.     Changes in Securities.................................................................14

               Item 3.     Defaults Upon Senior Securities.......................................................14

               Item 4.     Submission of Matters to a Vote of Security Holders...................................14

               Item 5.     Other Information.....................................................................14

               Item 6.     Exhibits or Reports on Form 8-K.......................................................15

               Signatures........................................................................................15

               Exhibit Index.....................................................................................16

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

Precision Auto Care, Inc. ("Precision Auto Care" or the "Company") is a provider of automotive maintenance services with franchised and Company-operated centers located in the United States and in certain international locations. The Company's services are provided to automobile owners and focus on those high frequency items required to properly maintain the vehicle on a periodic basis. The Company offers these services through three "Precision" brands that are intended to be complementary. However, in August 2000, the company made the decision to change senior management and hired a new CEO, Louis M. Brown, Jr. and a new CFO, Robert R. Falconi. With that change in management there has been a change in direction for the Company. Currently the Companys intent is to focus on growing the franchising business.

Precision Tune Auto Care provides automotive maintenance services that require relatively short service times including engine performance, oil change and lubrication and brake services. At December 31, 2000, these services were provided at 581 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company.

Precision Auto Wash provides self-service and touch-less automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At December 31, 2000, there are 30 franchised car wash centers.

Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At December 31, 2000, there were 10 Precision Lube Express centers owned and operated by franchisees. As of that date, there were also 17 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,     June 30,
                                                                                                  2000             2000
                                                                                                (Unaudited)        ----
                                                                                                ----------
                                    ASSETS
Current assets:
    Cash and cash equivalents.........................................................      $  1,804,766      $     13,370
    Accounts receivable, net of allowance of $1,504,394 and $2,155,735,
      respectively....................................................................         4,527,817         3,335,300
    Inventory, net of allowances of $600,000..........................................         1,462,572         1,517,693
    Notes receivable, net of allowances of 0 and $586,000, respectively...............            80,139           153,260
    Other assets......................................................................           136,295           132,013
    Deferred income taxes.............................................................                 -            71,774
                                                                                                       -      ------------
        Total current assets..........................................................         8,011,589         5,223,410
Notes receivable, net of allowance....................................................                 -           276,000
Property, plant and equipment, at cost................................................         7,487,516        15,480,911
    Less: Accumulated depreciation....................................................        (3,298,359)       (3,669,556)
                                                                                            ------------      ------------

                                                                                               4,189,157        11,811,355

Goodwill and other intangibles, net of accumulated
Amortization of $14,069,688 and $14,971,394...........................................        25,549,437        28,939,600
Deposits and other....................................................................           158,353            81,224
                                                                                            ------------      ------------
        Total assets..................................................................      $ 37,908,536      $ 46,331,589
                                                                                            ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities..........................................      $ 10,288,037      $ 11,633,783
    Mortgage notes payable............................................................                 -           301,962
    Subordinated debt.................................................................         5,586,960                 -
    Other notes payable...............................................................           314,177           552,209
    Deferred revenue..................................................................         1,521,325         1,478,533
                                                                                            ------------      ------------
        Total current liabilities.....................................................        17,710,499        13,966,486

Notes payable- long term debt.........................................................        10,643,228                 -
Bank facility.........................................................................                 -         7,126,615
Subordinated debt.....................................................................                 -         5,586,960
Mortgage notes payable................................................................                 -         6,628,428
Other notes payable...................................................................           460,887           482,936
Deferred revenue......................................................................            80,666           134,517
Refundable deposits...................................................................        4,0004,000
Other liabilities.....................................................................            45,128           125,657
                                                                                            ------------      ------------
        Total liabilities.............................................................        28,944,408        34,055,600

Stockholders' equity:
    Common stock, $.01 par; 19,000,000 shares authorized; 8,160,508 and
      6,434,534 shares issued and outstanding.........................................            81,605            64,345
    Additional paid-in capital........................................................        47,937,332        46,532,803
    Unearned restricted stock.........................................................           (93,518)         (130,922)
    Retained earnings (deficit).......................................................       (38,961,291)      (34,190,236)
                                                                                            ------------      ------------

        Total stockholders' equity....................................................         8,964,128        12,275,989
                                                                                            ------------      ------------

        Total liabilities and stockholder's equity....................................      $ 37,908,536      $ 46,331,589
                                                                                            ============      ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                               ------------
                                                                                           2000               1999
                                                                                      (Unaudited)         (Unaudited)
                                                                                      -----------         -----------
Revenues:
      Franchise development                                                           $   129,490         $   148,990
      Royalties                                                                         3,129,656           3,797,993
      Manufacturing and distribution                                                    1,790,296           3,568,318
      Company centers                                                                     389,308           1,191,446
      Other                                                                                59,581              66,344
                                                                                      -----------         -----------

      Total revenues                                                                    5,498,331           8,773,091
Total direct cost                                                                       4,833,251           6,890,324
                                                                                      -----------         -----------

Contribution (exclusive of amortization shown separately below)                           665,080           1,882,767

General and administrative expense                                                      1,399,509           1,479,168
Depreciation expense                                                                      263,404             361,540
Amortization of franchise rights and goodwill                                             446,189             497,793
Other operating expense                                                                    (6,608)            159,766
                                                                                      -----------         -----------

Operating (loss)                                                                       (1,437,414)           (615,501)
Other income (expense):
      Interest expense                                                                   (644,431)           (650,666)
      Interest income                                                                       3,369              11,256
                                                                                      -----------         -----------

      Total other (expense)                                                              (641,062)           (639,410)
                                                                                      -----------         -----------

Loss before income tax expense                                                         (2,078,476)         (1,254,911)
(Benefit) provision for income taxes                                                       28,719              23,500
                                                                                      -----------         -----------

Net loss                                                                              $(2,107,195)        $(1,278,410)
                                                                                      ===========         ===========

Basic and diluted net loss per share                                                  $     (0.26)        $     (0.21)
Weighted average shares outstanding--Basic and Diluted                                  8,081,808           6,164,673

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                           2000               1999
                                                                                      (Unaudited)         (Unaudited)
                                                                                      -----------         -----------
Revenues:
      Franchise development                                                           $   264,827         $   322,385
      Royalties                                                                         6,473,601           7,783,026
      Manufacturing and distribution                                                    3,691,672           8,191,824
      Company centers                                                                   1,199,917           2,479,019
      Other                                                                                97,101              96,894
                                                                                      -----------         -----------

      Total revenues                                                                   11,727,118          18,873,148

Total direct cost                                                                      10,383,661          15,129,182
                                                                                      -----------         -----------

Contribution (exclusive of amortization shown separately below)                         1,343,457           3,743,966

General and administrative expense                                                      2,989,741           3,297,963
Depreciation expense                                                                      562,376             687,264
Amortization of franchise rights and goodwill                                             939,566             992,640
Other operating expense                                                                    49,496             299,720
                                                                                      -----------         -----------

Operating (loss)                                                                       (3,197,722)         (1,533,622)
Other income (expense):
      Interest expense                                                                 (1,586,982)         (1,340,603)
      Interest income                                                                      13,650              36,711
                                                                                      -----------         -----------

      Total other (expense)                                                            (1,573,332)         (1,303,892)
                                                                                      -----------         -----------

Loss before income tax expense                                                         (4,771,054)         (2,837,515)
(Benefit) provision for income taxes                                                            -              90,677
                                                                                      -----------         -----------
Net loss                                                                              $(4,771,054)        $(2,928,192)
                                                                                      ===========         ===========

Basic and diluted net loss per share                                                  $     (0.61)        $     (0.48)
Weighted average shares outstanding--Basic and Diluted                                  7,762,873           6,161,809

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                                    ------------

                                                                                              2000                 1999
                                                                                          (Unaudited)          (Unaudited)
                                                                                          -----------          -----------
Operating activities:
Net loss.............................................................................     $(4,771,054)         $(2,928,192)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

   Depreciation and amortization.....................................................       1,501,942            1,679,904
   Interest expense..................................................................          44,228
      Services received in exchange for stock........................................          58,193               51,459
      Gain on sale of assets.........................................................               -             (160,128)
      Changes in operating assets and liabilities:
       Accounts and notes receivable.................................................        (843,396)             827,138
       Inventory.....................................................................          55,121              720,913
       Prepaid expenses, recoverable income taxes, deposits and other................         (13,038)             912,409
       Accounts payable and accrued liabilities......................................          40,879              (41,863)
       Deferred revenue..............................................................         (11,059)             (14,456)
                                                                                          -----------          -----------
Net cash (used in) provided by operating activities..................................      (3,938,184)           1,047,184
Investing activities:
   Purchases of property and equipment...............................................         (53,334)            (245,221)
   Sale of property and equipment....................................................       8,100,000            1,165,000
                                                                                          -----------          -----------

Net cash provided by (used in) investing activities..................................       8,046,666              919,779
Financing activities:
   Sale of company stock.............................................................         750,000                1,484
   Repayments of bank facility.......................................................      (7,126,615)          (1,195,053)
      Proceeds from note payable.....................................................      11,250,000              345,685
      Repayment of mortgage notes and other notes payable............................      (7,190,471)          (1,083,137)
                                                                                          -----------          -----------

Net cash used in financing activities................................................      (2,317,086)          (1,931,021)
                                                                                          -----------          -----------

Net change in cash and cash equivalents..............................................       1,791,396               35,942
Cash and cash equivalents at beginning of year.......................................          13,370               50,167
                                                                                          -----------          -----------

Cash and cash equivalents at end of period...........................................     $ 1,804,766          $    86,109
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

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. For the six months ended December 31, 2000 and 1999, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions of outstanding options and warrants was anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share.

                                                                                         Six Months Ended December 31,
                                                                                         -----------------------------

                                                                                               2000               1999
                                                                                               ----               ----
Numerator:
    Net Loss..............................................................                 $(4,771,054)       $(2,928,192)
Denominator:
    Denominator for basic EPS-weighted-average shares.....................                   7,762,873          6,161,809
    Denominator for diluted EPS-weighted-average shares...................                   7,762,873          6,161,809
Basic net loss per share..................................................                      $(0.61)            $(0.48)
Diluted net loss per share................................................                      $(0.61)            $(0.48)

Note 3 - Inventory

The components of inventory are as follows:
                                                                                           December 31,         June 30,
                                                                                               2000               2000
                                                                                               ----               ----
     Raw materials...........................................................              $   755,054        $   979,777
     Work-in-process.........................................................                  113,338            191,504
     Finished goods..........................................................                1,194,180            946,412
     Reserve for obsolete and unsaleable inventory...........................                 (600,000)          (600,000)
                                                                                           -----------        -----------

                                                                                           $ 1,462,572        $ 1,517,693
                                                                                           ===========        ===========

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

In connection with obtaining the above credit facility, an origination fee was paid in the form of a warrant entitling the lenders to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. The issuance of the warrants are subject to shareholder approval. A valuation was performed on the debt and the warrants issued in this transaction. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement.

Note 5 - Contingencies

The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. In connection with this matter, the Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

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

None.

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

Results of Operations

Comparison of the three months ended December 31, 2000 to the three months ended December 31, 1999

Summary (in thousands)

                                                  2000         %          1999       %
                                                  ----         -          ----       -
Net revenue..................................     5,498       100%       8,773      100%
Direct cost..................................     4,833        88        6,890       79
General and administrative...................     1,400        25        1,479       17
Operating (loss).............................    (1,437)      (26)        (616)      (7)

Revenue. Revenue for the three months ending December 31, 2000 was $5.5 million, a decrease of approximately $3.3 million, or 38%, compared with revenue of $8.8 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from Company stores of $800,000, significant reduction in manufacturing and distribution revenues of $1.8 million, and a reduction of franchise and royalty revenues of $688,000. The decrease in manufacturing is partially attributable to the disposition of certain manufacturing and distribution businesses. During fiscal year 1999, the Company disposed of an automotive parts and supply distribution business and a chemical manufacturing plant. These businesses accounted for decreases in revenue of $740,000. The Company's Car wash manufacturing revenue was down $970,000. Royalty revenues were down as a result of fewer franchise centers from the prior year.

Direct Cost. Direct costs for the three months ending December 31, 2000 totaled $4.8 million, a decrease of $2.1 million or 30%, compared with $6.9 million for the quarter ending December 31, 1999. The decrease is attributable to cost decreases in company centers and manufacturing and distribution of $751,000 and $1.5 million, respectively. These decreases were partially offset by an increase in franchise and royalty expenses of $168,000.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ending December 31, 2000, a decrease of $79,000 or 5%, compared with $1.5 million for the quarter ending December 31, 1999.

Operating (Loss). The Company recorded an operating loss for the three months ending December 31, 2000 was $1.4 million which represents an increase in operating loss of $1.4 million or 127% compared with an operating loss of $616,000 for the corresponding period of the prior year.

Comparison of the six months ended December 31, 2000 to the six months ended December 31, 1999

Summary (in thousands)

                                                  2000         %          1999       %
                                                  ----         -          ----       -
Net revenue..................................    11,727       100%       18,873     100%
Direct cost..................................    10,384        89        15,129      80
General and administrative...................     2,990        26         3,298      17
Operating (loss).............................    (3,198)      (27)       (1,534)     (8)

Revenue. Revenue for the six months ending December 31, 2000 was $11.7 million, a decrease of approximately $7.2 million, or 38%, compared with revenue of $18.9 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in manufacturing and distribution revenues of $4.5 million, company center operations of $1.3 million, and a reduction of franchise and royalty revenues of $1.4 million. The decrease in manufacturing is partially attributable to the disposition of certain manufacturing and distribution businesses. During fiscal year 1999 the Company disposed of an automotive parts and supply distribution business and a chemical manufacturing plant. These businesses accounted for decreases in revenue of $2.4 million. The

Company's Car wash manufacturing revenue was down $970,000. Royalty revenues were down as a result of fewer franchise centers from the prior year.

Direct Cost. Direct costs for the six months ending December 31, 2000 totaled $10.4 million, a decrease of $4.7 million or 31%, compared with $15.1 million for the six months ending December 31, 1999. The decrease is attributable to cost decreases in company centers and manufacturing and distribution of $1.3 million and $4.5 million, respectively. These decreases were partially offset by an increase in franchise and royalty expenses of $444,000.

General and Administrative Expense. General and administrative expense was $3.0 million for the six months ending December 31, 2000, a decrease of $308,000 or 9%, compared with $3.3 million for the six months ending December 31, 1999.

Operating (Loss). The Company recorded an operating loss for the six months ending December 31, 2000 of $3.2 million which represents an increase in operating loss of $1.7 million or 113% compared with an operating loss of $1.5 million for the corresponding period of the prior year.

TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Three months ended December 31,                  2000             1999
-------------------------------                  ----             ----

Depreciation                                  $  263,404       $  361,540
Amortization                                     446,189          497,793
                                              ----------       ----------

     Total                                    $  709,593       $  859,333
                                              ==========       ==========

Six months ended December 31,                    2000             1999
-----------------------------                    ----             ----

Depreciation                                  $  562,376       $  687,264
Amortization                                     939,566          992,640
                                              ----------       ----------
     Total                                    $1,501,942       $1,679,904
                                              ==========       ==========

TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:


Three months ended December 31,                  2000             1999
-------------------------------                  ----             ----

Interest incurred                             $  644,431       $  650,666
                                              ==========       ==========

Six months ended December 31,                    2000             1999
-----------------------------                    ----             ----

Interest incurred                             $1,586,982       $1,340,603
                                              ==========       ==========

Liquidity and Capital Resources

Sources and Uses of Cash

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                                                               Three Months Ended December 31,
                                                                                               -------------------------------

                                                                                                    2000             1999
                                                                                                    ----             ----
    Net cash (used in) provided by operating activities.............................            $(3,938,184)      $1,047,184
    Net cash provided by (used in) investing activities.............................              8,046,666          919,779
    Net cash (used in) financing activities.........................................             (2,317,086)      (1,931,021)
                                                                                                -----------       ----------

    Change in cash and cash equivalents.............................................            $ 1,791,396       $   35,942
                                                                                                ===========       ==========

Cash at December 31, 2000 was $1,804,766 an increase of $1,791,396 from $13,370 on June 30, 2000. During the period, cash used by operating activities was $3.9 million which is attributable to a net loss of $4.8 million and increases in accounts receivable of $843,000. These were partially offset by non-cash expenses for depreciation and amortization, services received in exchange for stock and interest expense of $1.5 million, $58,000 and $44,000, respectively. The decrease was further offset by increases of accounts payable and reduction of inventory by $41,000 and $55,000, respectively.

Cash provided by investing activities for the quarter ended December 31, 2000 was $8.0 million. The cash provided by investing activities was the result of sales of car washes and quick lube buildings in Denver, Colorado, Columbus, Ohio and Indianapolis, Indiana for $4.9 million, $1.8 million and $1.4 million, respectively. The sales of the assets was for less than the carrying value of the fixed assets and goodwill combined. This difference was anticipated and accrued as a loss at June 30, 2000. These sales did not impact earnings this fiscal year from these sales. This increase was partially offset by additions of fixed assets of $53,000.

Cash used in financing activities for the quarter ended December 31, 2000 was $2.3 million. Cash provided by financing activities during the period included the sale of common stock of $750,000 and the issuance of a note payable for $11.3 million. The infusions of cash were offset by repayments of mortgages, the bank facility and other notes payable of $14.3 million.

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

The first subordinated debenture in the amount of $2 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors. Originally due October 15, 1999, the maturity of the subordinated debenture has been extended until December 31, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived defaults under the agreement through December 31, 2001.

The second subordinated debenture in the amount of $5 million was executed in January 1999 directly with one member of the Company's board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture had been extended to April 15, 2001 and later extended to December 31, 2001. The holder also waived all debt covenants through December 31, 2001.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. In connection with this matter, the Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee and employment- related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations.

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

                                      Precision Auto Care, Inc.

                                              /s/ Louis M. Brown
                                      By:     ------------------

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

               Signature                  Title                    Date
               ---------                  -----                    ----

       /s/ Louis M. Brown      President, Chief Executive      February __, 2000
       ------------------
                               Officer and Director
           Louis M. Brown      (Principal Executive Officer)

       /s/ Robert R. Falconi   Senior Vice President and Chief February __, 2000
       ---------------------
                               Financial Officer (Principal
           Robert R. Falconi   Financial Accounting Officer)

                                 EXHIBIT INDEX

  Number                                                               PAGE
  ------                                                               ----

   27              Financial Data Schedule