Form 10-K/A
period 2000-06-30
PRECISION AUTO CARE INC
filed 2001-03-29
CIK 1038541

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

                               TABLE OF CONTENTS



                                                                                                           Page
                                                                                                           -----
PART I         Item  1.    Business  .....................................................................     4
               Item  2.    Properties  ...................................................................    15
               Item  3.    Legal Proceedings  ............................................................    15
               Item  4.    Submission of Matters to a Vote of Security Holders  ..........................    16

PART II        Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters  ........    17
               Item  6.    Selected Financial Data  ......................................................    17
               Item  7.    Management's Discussion and Analysis of Financial Condition and Results of
                           Operations  ...................................................................    18
               Item  7A.   Quantitative and Qualitative Disclosure about Market Risk  ....................    25
               Item  8.    Financial Statements and Supplementary Data  ..................................    25
               Item  9.    Changes in and Disagreements With Accountants on Accounting and Financial
                           Disclosure  ...................................................................    45

PART III       Item 10.    Directors and Executive Officers of the Registrant  ...........................    45
               Item 11.    Executive Compensation  .......................................................    49
               Item 12.    Security Ownership of Certain Beneficial Owners and Management  ...............    53
               Item 13.    Certain Relationships and Related Transactions  ...............................    54

PART IV        Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  ..............    56

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

The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. At that time, management and its legal counsel believed that there were ample grounds for seeking appellate remedies by which, if granted, would result in a new trial. Subsequent to such date, motions for a new trial were not granted, and in June 2000, the Company was required to post a surety bond to appeal the case. Management concluded, in consultation with the Company's new internal counsel, that such developments had adversely affected the assessment of the outcome of this matter. Accordingly, in the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict of approximately $1 million. The Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

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

Fiscal Year ended June 30, 2000

          Quarter               High        Low
          -------               ----        ---
          First.........       $5.500     $1.813
          Second........        2.375      0.469
          Third.........        2.000      0.969
          Fourth........        1.313      0.656

Fiscal year ended June 30, 1999

          Quarter                 High       Low
          -------                 ----       ---
          First.........        $10.375    $4.625
          Second........          5.875     2.000
          Third.........          3.000     1.625
          Fourth........          3.062     2.000

---------
Item 6. Selected Financial Data

                                                         2000           1999          1998         1997         1996         1995
                                                       --------       --------       -------      -------      -------      -------
                                                                        (amounts in thousands, except per share data)
Net sales..........................................    $ 33,776       $ 44,769       $41,776      $27,457      $26,734      $26,579
Net Income (loss)..................................     (18,382)       (21,019)        1,228        1,255        1,070         (225)
Net EPS (diluted)..................................    $  (2.96)      $  (3.43)      $  0.28      $  0.82      $  0.73      $ (0.11)
Total assets.......................................      46,332         64,575        86,549      $26,694      $25,654      $24,810
Total debt.........................................      20,679         24,196        24,243        9,379        8,462        8,633
Cash dividends declared per common share(1)........    $     --       $     --       $    --      $    --      $    --      $    --

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

     The following table sets forth certain income statement items as a percentage of net revenue for the year ended June 30, 1998, 1999 and 2000.

                                               2000      1999      1998
                                               ----      ----      ----
Net revenue.................................    100%      100%      100%
Direct cost.................................     81        88        74
                                               ----      ----      ----
Contribution................................     19        12        26
General and administrative expense..........     11        16         7
Bad debt expense............................      8        13         3
Depreciation and amortization expense.......     10         8         5
Other operating expense.....................     15         9         2
Charge for impairment of goodwill...........     21        10         0
                                               ----      ----      ----
Operating (loss) income.....................    (46)      (44)        9
Other expense...............................     (8)       (6)       (2)
                                               ----      ----      ----
(Loss) Income before taxes..................    (54)      (50)        7
Expense (benefit) for income taxes..........      1        (3)        4
                                               ----      ----      ----
Net (loss) income...........................    (55)%     (47)%       3%
                                               ====      ====      ====

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

     General and Administrative Expense. General and administrative expense was $3.8 million for the twelve months ending June 30, 2000, a decrease of $3.5 million, or 48%, compared with $7.3 million for the prior fiscal year. Professional fees relating to legal, accounting, and information support services were significantly lower this fiscal year compared with the prior year.. Additionally, in an effort to reduce overhead expense the Company eliminated several senior management and support staff positions during 1999, resulting in severance payments of approximately $800,000.

     Bad Debt Expense. Bad debt expense was $2.7 million for the twelve months ending June 30, 2000, a decrease of $2.9 million, or 52%, compared with $5.6 million for the prior fiscal year as a result of improved receivable management.

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

     Other Operating Expenses. Other operating expenses in fiscal 2000 were $5.0 million. This represented a $1.0 million increase from the amount in 1999 or 25%. Other operating expenses includes anticipated losses of approximately $3.7 million which represented the excess carrying value of assets, relating to the Company's car wash and lube operations and properties in excess of proceeds expected to be received from their sale. Also included in other operating expenses in fiscal year 2000 is approximately $1 million of litigation charges accrued during the fourth quarter of fiscal year 2000 as a result of a legal judgement imposed against the Company for a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The Company recorded $4.0 million of operating expenses during 1999. Those expenses in fiscal year 1999 consisted primarily of abandoned acquisitions, real estate taxes and lease buy-outs.

     Operating Loss. The Company recognized an operating loss for the twelve months ending June 30, 2000 of $15.5 million which represents a reduction in operating loss of $4.3 million or 22% compared with operating loss of $19.9 million for the prior year. This improvement resulted from an increase in the contribution margin of $1.2 million. Also included in the improvement is decreases in bad debt expense and general and administrative expense of $2.9 million and $3.5 million, respectively. These reductions in expenses were offset by increases in impairment charges and other operating expenses of $2.4 million and $1.0 million, respectively.

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

     Direct Cost. Direct costs for the twelve months ending June 30, 1999 totaled $39.6 million, an increase of $8.9 million or 29%, compared with $30.7 million for the year ending June 30, 1998. The increase was due in part to direct cost from Praxis of $4.9 million which was not included in the first nine months of last year's results. The remainder of the increase was related to the inclusion of costs for the merged companies for the twelve months ending June 30, 1999, compared to five months of the prior year. As a percentage of sales, overall direct costs increased 20% in 1999 compared with 1998. Franchise development costs in fiscal year 1999 were $1.4 million, a decrease of $321,000 or 18% from $1.7 million in fiscal year 1998. The overall decrease was a direct result of lower sales of franchises and international licenses. As a percentage of sales franchise development costs increased 72% to 133% of sales in 1999 from 77% of sales in 1998. Retail operation's costs for the year ended 1999 compared with 1998 remained flat at $7.9 million. As a percentage of sales, retail operation costs decreased 3% in fiscal year 1999 compared to fiscal year 1998. The increase in direct costs was primarily in the area of manufacturing and distribution. The Company's auto parts and distribution costs were $7.9 million in 1999, a decrease of $3.0 million from $10.9 million in 1998. As a percentage of sales, parts distribution costs increased 10% in fiscal year 1999 compared to fiscal year 1998. This increase was the result of insufficient working capital dedicated to the business. Throughout fiscal year 1999 parts inventory was on average lower and fill rates on sales declined. As a result the Company was not able to absorb as much of the direct overhead in fiscal year 1999 compared with 1998. Wash equipment costs increased $4.4 million or 129% to $11.1 million in 1999 from $6.2 million in 1998. As a percentage of sales wash equipment manufacturing costs were 116% of sales in 1999, an increase of 52% compared with costs in 1998. This significant increase was partially attributable to costs associated in rolling out a new product, the Hydro Spray Rainmaker. Margins overall were lower due to higher labor costs, inventory costs, and higher costs for parts and raw materials. In June 1999 the Company made several moves to restructure Hydro Spray, a significant piece of the wash equipment operation, which included changes in management, modifying distributor agreements and revising standard sales contracts. Additionally, as a result of declining sales, the Company increased inventory reserves in fiscal 1999 relating to Precision Building Solution's modular quick lube buildings by approximately $400,000.

     General and Administrative Expense. General and administrative expense was $7.3 million for the twelve months ending June 30, 1999, an increase of $4.2 million, or 138%, compared with the last fiscal year. This increase is partly attributed to professional fees related to legal, accounting and information systems services incurred during the year amounting to $2.2 million. In an effort to reduce overhead expenses, several senior management and support staff positions were eliminated resulting in severance payments of approximately $800,000.. Additionally, the Company's business insurance costs increased by approximately $400,000 over the prior year.

     Bad Debt Expense. Bad debt expense was $5.6 million for the twelve months ending June 30, 1999, an increase of $4.5 million, or 410%, compared with the
last fiscal year.   During the fourth quarter of 1999, the Board of Directors, in light of deteriorating financial results, decided to hire new management, including a new CFO.

Previous management felt that the level of reserves for doubtful accounts were adequate because of guarantees and other assurances from franchisees. New management took a more conservative view when evaluating the collectibilty of accounts receivable. They believed that pursuing collection of increasingly past due receivables would require costly and time-consuming efforts, including legal action, which the Company could not afford. Consequently, new management decided that certain franchisees' receivables, whose collection was previously being pursued, were not collectible. As a result, approximately $3.5 million of bad debt expense was required to be recorded in the fourth quarter of 1999

     Amortization and Depreciation Expense. Depreciation and amortization expense was $3.5 million for the twelve months ending June 30, 1999, an increase of $1.2 million or 55% compared with $2.2 million for the year ended June 30, 1998. Depreciation expense increased as result of the merger, acquisitions and capital expenditures. The company has purchased signs and computers for a majority of its franchisees. The increase in amortization expense includes amortization of goodwill and other intangible assets of $1.9 million. The increase in amortization expense is most significantly the result of twelve months of amortization expense for businesses acquired in November 1997 and April 1998.

     Impairment of Assets. The Company expensed $2.5 million as a charge to reduce the amount of goodwill relating to the disposition of PAC Manufacturing, and National Auto Chemical. Additionally, in light of declining sales and changes in management during the fourth quarter of fiscal year 1999, the Company recorded an impairment charge of $2.2 for goodwill attributed to Precision Building Solutions.

     Other Operating Expense. The Company recorded $4.0 million of other operating expenses during 1999. This represented an increase of approximately $3.2 million or 399% from 1998 when the amount was $803,000. The increase was due to the following; approximately $1.4 million of costs relating to the acquisition of certain franchise rights and car wash properties that management decided to abandon, approximately $1.2 million of severance pay to terminated executives, and $425,000 for taxes and fees associated with the termination of certain real property leases and over $400,000 on the loss on sale of assets.

     Operating Income (Loss). The Company recorded an operating loss for the twelve months ending June 30, 1999 of $19.9 million which represents a decline in operating income of $23.7 million or 613% compared with operating income of $3.9 million for the corresponding period of the prior year. This decline resulted from a decrease in the contribution margin and increases in bad debt expense, depreciation and amortization, impairment charges and other operating expense.

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

Liquidity and Capital Resources

  The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                   Twelve Months Ended June 30,
                                                   ---------------------------
                                                      2000            1999
                                                   -----------     -----------
Net cash provided by (used in) operating
 activities...................................     $ 1,171,000     $(5,127,000)
Net cash provided by investing activities.....       2,307,000       3,463,000
Net cash used in financing activities.........      (3,515,000)       (356,000)
                                                   -----------     -----------
Change in cash and cash equivalents...........     $   (37,000)    $(2,020,000)
                                                   ===========     ===========

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


                                                               Ernst & Young LLP

September 8, 2000,
except for Note 15, as to which the date is October 11, 2000
McLean, Virginia

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                      -------------------------------
                                                                                          2000              1999
                                                                                      ------------      ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents........................................................   $     13,370      $     50,167
  Accounts receivable, net of allowance of $2,155,735 and $2,080,000,
     Respectively..................................................................      3,335,300         5,242,780
  Inventory, net of allowance of $600,000 and $390,000, respectively...............      1,400,651         2,301,736
  Notes receivable, net of allowance of $126,212 and $586,000, respectively........        153,260           379,487
  Other assets.....................................................................        132,013           209,342
  Refundable income taxes..........................................................         71,774         1,658,931
  Assets held for sale.............................................................      8,067,443           943,108
                                                                                      ------------      ------------
        Total current assets.......................................................     13,173,811        10,785,551
Notes receivable, net of allowance of $70,993 and $324,000, respectively...........        276,000           325,254
Property, plant and equipment, at cost.............................................      6,580,295        17,610,138
  Less: Accumulated depreciation...................................................     (2,719,341)       (2,540,282)
                                                                                      ------------      ------------
                                                                                         3,860,954        15,069,856
Goodwill and other intangibles, net of accumulated amortization of $14,971,394
 and $12,992,000, respectively.....................................................     28,939,600        37,926,905
Deposits and other.................................................................         81,224           467,857

        Total assets...............................................................   $ 46,331,589      $ 64,575,423
                                                                                      ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................   $ 11,633,783      $  8,636,331
  Bank facility....................................................................              -         1,230,002
  Mortgage notes payable...........................................................        301,962           295,064
  Other notes payable..............................................................        552,209           541,535
  Deferred revenue.................................................................      1,478,533           842,598
                                                                                      ------------      ------------
        Total current liabilities..................................................     13,966,487        11,545,530
Bank facility......................................................................      7,126,615         7,678,667
Subordinated debt..................................................................      5,586,960         5,586,960
Mortgage notes payable.............................................................      6,628,428         7,938,859
Other notes payable................................................................        482,936           924,713
Deferred revenue...................................................................        134,517           239,714
Refundable deposits................................................................          4,000           245,364
Other..............................................................................        125,657           433,323
                                                                                      ------------      ------------
        Total liabilities..........................................................     34,055,600        34,593,130
Commitments and contingencies:
Stockholders' equity:
  Common stock, $.01 par; 19,000,000 shares authorized; 6,434,534 and
     6,131,548 shares issued and outstanding, in 2000 and 1999, respectively.......         64,345            61,315
  Additional paid-in capital.......................................................     46,532,803        46,012,211
  Unearned restricted stock........................................................       (130,923)         (283,021)
  Retained earnings................................................................    (34,190,236)      (15,808,212)
                                                                                      ------------      ------------
        Total stockholders' equity.................................................     12,275,989        29,982,293
                                                                                      ------------      ------------
        Tota liabilities and stockholders' equity..................................   $ 46,331,589      $ 64,575,423
                                                                                      ============      ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For The Years Ended June 30,
                                                                   2000             1999             1998
                                                               ------------     ------------      -----------
Revenues:
   Franchise development.....................................  $    812,334     $  1,070,763      $ 2,255,744
   Royalties.................................................    14,716,884       15,009,592       14,603,825
   Manufacturing and distribution............................    12,996,508       21,093,997       20,458,420
   Company centers...........................................     5,010,546        7,420,157        3,940,916
   Other.....................................................       239,562          174,960          516,709
                                                               ------------     ------------      -----------
      Total revenues.........................................    33,775,834       44,769,469       41,775,614
Total direct cost............................................    27,441,732       39,604,293       30,708,388
                                                               ------------     ------------      -----------
Contribution (exclusive of amortization shown separately
  Below).....................................................     6,334,102        5,165,176       11,067,226
General and administrative expense...........................     3,791,779        7,288,107        3,058,276
Bad debt expense.............................................     2,654,871        5,580,565        1,089,000
Depreciation expense.........................................     1,387,007        1,503,169          775,088
Amortization of franchise rights and goodwill................     1,979,394        1,982,367        1,469,035
Other operating expense......................................     5,036,095        4,003,906          803,283
Charge for impairment of goodwill............................     7,028,592        4,677,762               --
                                                               ------------     ------------      -----------
Operating income (loss)......................................   (15,543,636)     (19,870,700)       3,872,544
Other income (expense):
   Interest expense..........................................    (2,613,257)      (2,615,076)      (1,038,851)
   Interest income...........................................        71,849          163,001          158,771
                                                               ------------     ------------      -----------
      Total other expense....................................    (2,541,408)      (2,452,075)       ( 880,080)
                                                               ------------     ------------      -----------
Income (loss) before income tax expense......................   (18,085,044)     (22,322,775)       2,992,464
Provision (benefit) for income taxes.........................       296,980       (1,303,733)       1,764,368
                                                               ------------     ------------      -----------
Net (loss) income............................................  $(18,382,024)    $(21,019,042)     $ 1,228,096
                                                               ============     ============      ===========
Basic net (loss) income per share............................  $      (2.96)    $      (3.43)     $      0.29
Diluted net (loss) income per share..........................  $      (2.96)    $      (3.43)     $      0.28
Weighted average shares outstanding--Basic...................     6,219,874        6,126,030        4,247,977
Weighted average shares outstanding--Diluted.................     6,219,874        6,126,030        4,322,623

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Additional     Unearned
                                                              ----------     ---------
                                       Common      Common       Paid-in     Restricted      Retained     Treasury
                                       ------      ------       -------     ----------      --------     --------
                                       Shares       Stock       Capital       Stock         Earnings       Stock          Total
                                       ------       -----       -------       -----         --------       -----      -------------
Balance at June 30, 1997...........   1,333,700     15,807      8,407,722           --       4,342,813   (2,471,957)    10,294,385
Purchases of common stock..........      17,114        171        124,776           --              --           --        124,947
Retirement of treasury stock.......          --     (2,470)    (2,469,487)          --              --    2,471,957             --
Dividends paid.....................          --         --             --           --        (360,079)          --       (360,079)
Initial public offering............   2,666,540     26,665     19,592,275           --              --           --     19,618,940
Combination........................   1,436,724     14,367     12,916,823           --              --           --     12,931,190
Exercised common stock options and
  Warrants.........................      47,200        472        382,128           --              --           --        382,600
Acquisition of Praxis..............     619,265      6,193      6,728,314           --              --           --      6,734,507
Net income.........................          --         --             --           --       1,228,096           --      1,228,096
                                      ---------   --------   ------------   ----------   -------------  -----------   ------------
Balance at June 30, 1998...........   6,120,543     61,205     45,682,551           --       5,210,830           --     50,954,586
Issuance of common stock...........      11,005        110         20,910           --              --           --         21,020
Issuance of restricted stock.......          --         --        308,750     (308,750)             --           --             --
Restricted stock earned............          --         --             --       25,729              --           --         25,729
Net loss...........................          --         --             --           --     (21,019,042)          --    (21,019,042)
                                      ---------   --------   ------------   ----------   -------------  -----------   ------------
Balance at June 30, 1999...........   6,131,548     61,315     46,012,211     (283,021)    (15,808,212)          --     29,982,293
Issuance of common stock...........     224,236      2,242        565,910           --              --           --        568,152
Issuance of restricted stock.......      78,750        787        (45,318)      44,531              --           --
Restricted stock earned............          --         --             --      107,568              --           --        107,568
Net loss...........................          --         --             --           --     (18,382,024)          --    (18,382,024)
                                      ---------   --------   ------------   ----------   -------------  -----------   ------------
Balance at June 30, 2000...........   6,434,530   $ 64,344   $ 46,532,803   $ (130,922)  $ (34,190,236) $        --   $ 12,275,989
                                      =========   ========   ============   ==========   =============  ===========   ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         2000             1999
                                                                     ------------     ------------
Operating activities:
Net loss..........................................................   $(18,382,024)    $(21,019,042)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Charge for impairment of goodwill.............................      7,028,592        4,677,762
    Depreciation and amortization.................................      3,366,401        3,485,536
    Loss on disposal of property, plant, and equipment............      3,451,229          497,596
    Stock issued to satisfy interest due..........................        566,668               --
    Stock issued for compensation.................................        107,569               --
    Changes in operating assets and liabilities:
       Accounts and notes receivable..............................      2,182,961        5,276,693
       Inventory..................................................      1,566,944        1,117,115
       Prepaid expenses, deposits and other.......................        (85,069)       1,785,536
       Refundable income taxes....................................      1,587,157               --
       Accounts payable and accrued liabilities...................       (750,076)        (674,060)
       Deferred revenue, net......................................        530,737         (274,003)
                                                                     ------------     ------------
Net cash provided by (used in) operating activities...............      1,171,089       (5,126,867)
Investing activities:
    Proceeds from sale of property and equipment..................      2,654,331        6,793,071
    Purchases of property and equipment...........................       (347,011)      (2,208,072)
    Purchase of franchise agreements and rights...................             --       (1,122,359)
                                                                     ------------     ------------
Net cash provided by investing activities.........................      2,307,320        3,462,640
Financing activities:
    Issuance of common stock......................................          1,484               --
    Capital contribution..........................................             --           21,020
    Loan acquisition costs........................................             --         (309,742)
    Repayments of bank facility...................................     (1,782,054)     (12,822,331)
    Proceeds from subordinated debt...............................             --        5,586,960
    (Repayments of) proceeds from mortgage notes and other
       notes payable..............................................     (1,734,636)       7,168,193
                                                                     ------------     ------------
Net cash used in financing activities.............................     (3,515,206)        (355,900)
                                                                     ------------     ------------
Net change in cash and cash equivalents...........................        (36,797)      (2,020,127)
Cash and cash equivalents at beginning of year....................         50,167        2,070,294
                                                                     ------------     ------------
Cash and cash equivalents at end of year..........................   $     13,370     $     50,167
                                                                     ============     ============

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

     Revenues from the sale of a franchise are recognized 50% at the time of sale and 50% upon the opening of the franchised center

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                 Years
                                                -------

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

  Comprehensive Income

     Effective for the fiscal year ended June 30, 2000, the Company adopted FASB Statement No. 130, "Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The adoption of SFAS 130 did not have any effect on the Company's financial statements.

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

4. Inventory
     The components of inventory are as follows:

                                                                                    June 30,
                                                                       ---------------------------------
                                                                            2000               1999
                                                                       ---------------    --------------
     Raw materials...............................................      $       979,777    $    1,222,762
     Work-in-process.............................................              191,504            98,587
     Finished goods..............................................              829,370         1,370,387
     Reserve for obsolete and unsaleable inventory...............             (600,000)         (390,000)
                                                                       ---------------    --------------
                                                                       $     1,400,651    $    2,301,736
                                                                       ===============    ==============

In the fourth quarter of fiscal year 1999, the Company decided to increase its reserve for obsolescence by $390,000 to reflect increased obsolescence due to slow moving inventory at Precision Building Solutions. Included in Assets held for sale is inventory having a net carrying value of $117,042 and $782,901, at 6/30/00 and 6/30/99, respectively.

5. Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

                                                                                           June 30,
                                                                                  ----------------------------
                                                                                     2000             1999
                                                                                  -----------     ------------
     Land..................................................................       $   127,276     $  2,437,161
     Building and leasehold improvements...................................         1,842,914        7,094,433
     Furniture and fixtures................................................         1,162,632        1,376,031
     Equipment.............................................................         2,919,552        6,055,696
     Other items...........................................................           527,921          646,817
                                                                                  -----------     ------------
                                                                                    6,580,295       17,610,138
     Accumulated depreciation..............................................        (2,719,341)      (2,540,282)
                                                                                  -----------     ------------
     Property, plant and equipment, net....................................       $ 3,860,954     $ 15,069,856
                                                                                  ===========     ============


Included in Assets held for sale is Property, plant, and equipment having a net carrying value of $7,950,401 and $160,207, at 6/30/00 and 6/30/99, respectively.

6. Goodwill and Other Intangibles

     The significant components of goodwill and other intangibles are as follows:

                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
     Franchise rights (WE JAC)...............................................    $ 29,133,533      $ 29,133,533
     Goodwill from combination and subsequent acquisitions...................      21,231,339        25,909,101
     Other intangibles.......................................................         574,714           554,424
                                                                                 ------------      ------------
                                                                                   50,939,586        55,597,058
     Impairment of goodwill..................................................      (7,028,592)       (4,677,762)
     Accumulated amortization................................................     (14,971,394)      (12,992,391)
                                                                                 ------------      ------------
                                                                                 $ 28,939,600      $ 37,926,905
                                                                                 ============      ============

     During the years ended June 30, 1999 and 2000, the Company determined that it had impairments in the value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, as of June 30, 1999 and 2000, the Company recorded impairment charges of $4,677,762 and $7,028,592, respectively, to write off goodwill related to previous business acquisitions. Remaining assets related to these business acquisitions total $4,300,000 and $2,700,000 at June 30, 1999 and 2000, respectively. The Company expects to recover the balance of these assets.


7. Income Taxes

      Income tax expense consists of the following items:

                                                                                     Years Ended June 30,
                                                                          ------------------------------------------
                                                                            2000            1999             1998
                                                                          ---------     -----------       ----------
      Current tax expense (benefit)--federal and state..............      $(108,585)    $(1,125,530)      $2,229,368
      Deferred tax expense (benefit)--federal and state.............        405,565        (178,203)        (465,000)
                                                                          ---------     -----------       ----------
         Total income tax expense...................................      $ 296,980     $(1,303,733)      $1,764,368
                                                                          =========     ===========       ==========

      The effective tax rate differed from the statutory rate as follows:

                                                                                    Years Ended June 30,
                                                                                    --------------------
                                                                                 2000      1999       1998
                                                                                 ----      ----       ----
      Statutory federal rate..............................................        (34)%     (34)%       34%
      Amortization of goodwill and other intangibles......................         12        10         18
      State taxes.........................................................       ----        (7)         7
      Net operating loss for which there is no benefit....................         23        26       ----
                                                                                 ----      ----       ----
      Effective tax rate..................................................          1%       (5)%       59%
                                                                                 ====      ====       ====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                         June 30,
                                                                               --------------------------
                                                                                  2000            1999
                                                                               ----------      ----------
      Miscellaneous deferred tax liability  ............................       $        -         146,000
      Deferred tax assets:
         Net operating loss  ...........................................        8,464,000       4,976,000
         Other  ........................................................        1,057,000       1,007,000
                                                                               ----------      ----------
                                                                                9,521,000       5,983,000
      Valuation allowance for deferred tax assets  .....................        9,521,000       5,837,000
      Net deferred tax assets, net of allowance  .......................               --         146,000
                                                                               ----------      ----------
      Net deferred taxes  ..............................................       $       --      $       --
                                                                               ==========      ==========

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

     The following tables reflect the classification of debt after giving effect to short-term debt refinanced subsequent to June 30, 2000 (See Note 15).

                                                                                          June 30,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 -----------      -----------
   Bank facility line of credit...............................................   $ 4,010,000      $ 4,562,000
   Bank facility term loan....................................................     3,116,615        4,346,669
   Various notes and obligations payable in monthly installments at a weighted average interest rate of 7.98% collateralized by
       by liens on vehicles and equipment.....................................     1,035,146        1,466,248
   Board LLC note.............................................................     2,000,000        2,000,000
   Director note..............................................................     3,586,960        3,586,960
   Heartland mortgage.........................................................            --        1,029,923
   FFCA mortgage..............................................................     6,930,389        7,204,000
                                                                                 -----------      -----------
                                                                                  20,679,110       24,195,800
   Less: current maturities...................................................      (854,171)      (2,066,601)
                                                                                 -----------      -----------
   Long-term portion..........................................................   $19,824,939      $22,129,199
                                                                                 ===========      ===========

     The future debt obligations with maturities in excess of one year as of June 30, 2000 are as follows:

                             Future
                         Debt Maturities
                         ---------------
     2001..............    $   854,171
     2002..............      6,212,770
     2003..............        461,481
     2004..............      7,614,673
     2005..............        462,455
     Thereafter........      5,073,559
                           -----------
                           $20,679,110
                           ===========

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

     The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 2000, are as follows:

                        Future Minimum     Sublease
                        --------------     --------
                        Lease Payments      Income         Net
                        --------------    ----------    ----------
     2001.............      $1,676,509    $1,119,046    $  557,463
     2002.............       1,403,405     1,113,038       290,367
     2003.............       1,044,479       894,309       150,170
     2004.............         758,439       621,158       137,281
     2005.............         528,784       416,270       112,514
     Thereafter.......       1,389,809     1,138,245       251,564
                            ----------    ----------    ----------
                            $6,801,425    $5,302,066    $1,499,359
                            ==========    ==========    ==========

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

Additional information with respect to Stock Option activity is summarized as follows:

                                                          2000                    1999                     1998
                                                 ---------------------   ---------------------   ----------------------
                                                              Weighted                Weighted                 Weighted
                                                              --------                --------                 --------
                                                              Average                 Average                  Average
                                                              -------                 -------                  -------
                                                              Exercise                Exercise                 Exercise
                                                              --------                --------                 --------
                                                 Shares         Price    Shares         Price    Shares          Price
                                                 ----------     -----    ----------     -----    -----------     -----
Outstanding, beginning of year  ...............  891,475      $  5.48    750,600      $  9.26     432,600      $  8.89
Options granted  ..............................  139,400         1.25    560,875         2.71     393,500         9.73
Options exercised  ............................     (625)        2.38         --           --     (20,000)        8.25
Options canceled or expired  .................. (271,475)        5.47   (420,000)        8.55     (55,500)       10.00
                                                 -------      -------   --------      -------    --------      -------
Outstanding, end of year  .....................  758,775         4.71    891,475         5.48     750,600         9.26
Options exercisable  ..........................  386,818      $  5.67    274,346      $  7.10     355,422      $  8.97
                                                 =======      =======   ========      =======    ========      =======

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


13. Contingencies

    The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. At that time, management and its legal counsel believed that there were ample grounds for seeking appellate remedies by which, if granted, would result in a new trial. Subsequent to such date, motions for a new trial were not granted, and in June 2000, the Company was required to post a surety bond to appeal the case. Management concluded, in consultation with the Company's new internal counsel, that such developments had adversely affected the assessment of the outcome of this matter. Accordingly, in the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict of approximately $1 million and has included such amount in other operating expense in the accompanying consolidated statement of operations. The Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company..

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



14. Net Income per Share

    The following table sets forth the computation of basic and diluted net income per share.

                                                                         Years Ended June 30,
                                                            ----------------------------------------------

                                                                 2000            1999              1999
                                                             ------------   -------------       ----------
Numerator:
   Net Income  ...........................................  $(18,382,024)   $(21,019,042)        $1,228,096
Denominator:
    Denominator for basic EPS-weighted-average
      Shares  ............................................     6,219,874       6,126,030          4,247,977
    Denominator for diluted EPS-weighted-average
      Shares  ............................................     6,219,874       6,126,030          4,322,623
Basic net income (loss) per share  .......................  $      (2.96)   $      (3.43)        $     0.29
Diluted net income per (loss) share  .....................  $      (2.96)   $      (3.43)        $     0.28

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


16. Quarterly Sales and Earnings Data--Unaudited

    The following table presents the quarterly results for Precision Auto Care, Inc. and its subsidiaries for the years ending June 30, 1999 and 2000.

2000 Actual                 Q1           Q2           Q3             Q4             Total
-----------             -----------  -----------  -----------  ---------------  -------------
                                        In thousands except per share amounts
Net sales  ............    $10,101      $ 8,773      $ 7,387          $ 7,515       $ 33,776
Contribution  .........      1,860        1,883        1,512            1,079          6,334
Net loss  .............     (1,650)      (1,278)      (1,298)      (A)(14,156)       (18,382)
Loss per share  .......    $ (0.28)     $ (0.21)     $ (0.21)         $ (2.26)      $  (2.96)

1999 Actual............     Q1           Q2           Q3             Q4            Total
-----------............ ----------   ----------   ----------   --------------   ------------
Net sales  ............    $11,790      $10,910      $10,747          $11,322       $ 44,769
Contribution  .........      1,866          900        1,867              532          5,165
Net loss  .............       (717)      (4,595)      (5,604)      (B)(10,103)       (21,019)
Loss per share  .......    $ (0.12)     $ (0.75)     $ (0.92)         $ (1.64)      $  (3.43)

Note A: Includes $7.0 million impairment of goodwill and losses of $4.0 million related to the sale of certain assets. The Company determined there was an impairment of goodwill related to Hydro Spray and World Wide Dryer. The Company determined that $5.2 million of Hydro Spray's goodwill should be charged off as an impairment of assets. Hydro Spray's revenues and expenses in fiscal year 2000 were $6.6 million and $7.4 million, respectively. In addition, the Company determined that $1.8 million of World Wide Dryer's goodwill was impaired. World Wide Dryer's revenues and expenses were $1.8 million and $1.5 million, respectively, in fiscal year 2000. The Company also accrued an anticipated loss of approximately $3.7 million which represented the excess carrying value of assets, relating to the Company's car wash and lube operations and properties in excess of expected proceeds. This loss has been included in other operating expenses in the accompanying consolidated statement of operations. The Company's car wash and lube operation revenues and expenses for fiscal year 2000 were $3.4 million and $3.2 million, respectively. Assets held for sale at December 31, 2000, relating to the aforementioned operations included inventory and property and equipment of approximately $117,000 and $7.9 million, respectively. The Company also accrued $1 million of expense associated with ongoing litigation in Florida.

Note B: In June 1999 the company charged $4.7 million as an impairment of goodwill associated with certain subsidiaries. The Company decided to sell National Auto Chemical and PAC in the fourth quarter 1999. The Company therefore determined it had impairments of goodwill of $1.8 million and $700,000 for National Auto Chemical and PAC, respectively. National Auto Chemical's revenues and expenses in fiscal year 1999 were $914,000 and $993,000, respectively and $213,000 and $191,000, respectively, for the quarter ended September 30, 1999. PAC's revenues and expenses in fiscal year 1999 were $7.8 million and $8.0 million, respectively and $1.6 million, respectively, for the quarter ended September 30, 1999. Assets held for sale at December 31, 1999, relating to the aforementioned operations included inventory and property and equipment of approximately $783,000 and $1.2 million, respectively.

As a result of poor market response to the Precision Building Solutions (PBSI) modular quick lube buildings introduced in the second half of fiscal 1998 and changes in management during the fourth quarter of fiscal year 1999, management decided to increase its inventory reserve by $390,000 to adjust the modular quick lube building inventory to amounts expected to be realized upon the sale. In addition, it was determined that the carrying value of PBSI goodwill had been impaired. As a result, the Company recorded an impairment charge of approximately $2.2 million during the fourth quarter of 1999. Precision Building Solutions' revenues and expenses in fiscal year 1999 were $736,000 and $1.2 million, respectively and in fiscal year 2000, Precision Building Solutions' revenues and expenses were $700,000 and $1.5 million, respectively

During the fourth quarter of 1999 the board of directors, in light of deteriorating financial results, decided to hire new management. New management took a more conservative view when evaluating the collectability of accounts receivable and decided that certain franchisees' receivables, whose collection was previously being pursued, were not collectible. Specifically, management determined that pursuing collection of increasingly past due receivables would require costly and time-consuming efforts, including legal action, which the Company could not afford. As a result, new management determined that additional bad debt expense of approximately $3.5 million was required to be recorded in the fourth quarter of 1999.

Included in other operating expense in the fourth quarter of fiscal year 1999, are nonrecurring charges relating primarily to the following; approximately $1.4 million of costs relating to the acquisition of certain franchise rights and car wash properties that were abandoned, approximately $1.2 million of severance pay to terminated executives, and $425,000 for taxes and fees associated with the termination of certain real property leases.

                                  SCHEDULE II

  Valuation and Qualifying Accounts ($ Thousands)

                                                          Balance @                Write-      Balance @
                                                          ---------                ------      ---------
          Description                                      6/30/99      Expense     offs        6/30/00
                                                           -------      -------     ----        -------
Allowance for doubtful accounts........................    (2,080)      (2,505)     2,429        (2,156)
Allowance for obsolete inventory.......................      (390)        (500)       290          (600)
Allowance for doubtful notes receivable................      (910)        (150)       863          (197)
                                                           ------       ------      -----       -------
                                                           (3,380)      (3,155)     3,582        (2,953)
                                                           ======       ======      =====       =======

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


                     DIRECTORS WHOSE TERMS EXPIRE IN 2000
                     ------------------------------------

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

_________

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

                                                                                          Restricted    Securities
                                                                                          ----------    ----------
                                                                          Other Annual       Stock      Underlying     All Other
                                                                          ------------       -----      ----------     ---------
Name and Principal Position              Year         Salary      Bonus   Compensation      Awards        Options    Compensation(1)
---------------------------              ----         ------      -----   ------------      ------        -------    ---------------
Louis M. Brown, Jr....................   2000      $        0(2)      -           -             -              -             -
   President and Chief Executive
   Officer
Charles Dunlap........................   2000      $  242,507(3)      -           -             -              -        $1,992
   Former President and Chief            1999      $  131,538         -           -      $118,750(4)     200,000        $1,615
   Executive Officer
Jerry Little..........................   2000      $  244,221(8)      -           -             -              -             -
    Senior Vice President and Chief      1999          20,000(7)      -           -             -         35,000             -
    Financial Officer
William Klumb.........................   2000      $  110,424         -           -             -         10,000        $  552
   Vice President- Car Wash              1999          94,749         -           -      $ 23,750(5)      10,000           474
   Division                              1998          44,987(5)      -           -             -         12,500           225
John Wiegand..........................   2000      $  116,398         -           -             -              -        $1,746
   Vice President- North American        1999          85,847         -           -      $ 35,625(6)      10,000         1,288
   Operations                            1998          74,899         -           -             -          6,000         1,123
Jaime Valdes..........................   2000      $  128,867         -           -             -              -             -
   Senior Vice President-Latin           1999         120,000         -           -             -         25,000             -
   America                               1998          21,250         -           -             -         25,000             -

___

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

(7) Mr. Little's employment with the Company began June 1, 1999.

(8) Mr. Little's employment with the Company was terminated effective September 6, 2000.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        Potential Realized Value
                                                                                                        ------------------------
                                            Number of           % of        Weighted                       at Assumed Annual
                                            ----------     --------------   --------                       -----------------
                                            Securities     Total Options    Average      Expiration       Rates of Stock Price
                                            ----------     --------------   -------      ----------       --------------------
                                            Underlying       Granted to     Exercise      Date(3)       Appreciation for Option
                                            ----------     --------------   --------      -------       -----------------------
                                             Options         Employees      Price(2)                            Term(4)
                                            ----------     --------------   --------                            -------
Name                                        Granted(1)     in Fiscal Year                                  5%                10%
----                                        ----------     --------------                                  --                ---
Louis M. Brown, Jr. (5)                          --                0.0%
Charles Dunlap (6)                               --                0.0%
Jerry Little (7)                                 --                0.0%
William Klumb                                10,000                7.7%         3.50         7/4/09        22,011         55,781
John Wiegand                                     --                0.0%
Jaime Valdes                                     --                0.0%

_________
(1) Stock options exercisable into 129,400 shares of Common Stock were granted to all employees, non-employee directors of the Company and related parties as a group during the fiscal year ended June 30, 2000.
(2) The exercise price is the "fair market value" of the Company's Common Stock at the date of grant as determined in good faith by the Company's Board of Directors.
(3) Date shown is expiration date of latest grant. Options generally vest and become exercisable in annual installments of 33% of the shares covered by each grant commencing on the first anniversary of the grant date, and expire ten years after the grant date. Options granted in March 1999 also include an acceleration of vesting provision whereby, to the extent not previously vested, 25% of the options will vest when the Company's stock price closes at $4.00 per share, 75% will vest when the stock price closes at $6.00 per share, and 100% will vest when the stock price closes at $8.00 per share.
(4) The dollar amounts under the potential realizable values column use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full ten-year term of the options.
(5) Mr. Brown's employment with the Company began August 4, 2000.
(6) Mr. Dunlap's employment with the Company was terminated effective August 4, 2000.
(7) Mr. Little's employment with the Company was terminated effective September 6, 2000.

                            YEAR-END OPTION VALUES

                                                                   Number of            Value of the Unexercised
                                                                   ---------            ------------------------
                                                             Securities Underlying            in-the-money
                                                             ---------------------            ------------
                                                              Unexercised Options              Options at
                                                              -------------------              ----------
Name                                                           at June 30, 2000              June 30, 2000(1)
----                                                           ----------------              ----------------

                                                          Exercisable   Unexercisable  Exercisable   Unexercisable
                                                          -----------   -------------  ------------  -------------
Charles Dunlap                                                  66,000        134,000         -             -
Jerry Little                                                    35,000              -         -             -
William Klumb                                                   11,550         30,450         -             -
John Wiegand                                                    13,760          8,740         -             -
Jaime Valdes                                                    24,750         25,250         -             -

 ______________
(1) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on June 30, 2000, was $0.719. Value is calculated on the basis of the difference between the option exercise price and $0.719, multiplied by the number of shares of Common Stock underlying the option.


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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the shares of Common Stock beneficially owned by (i) person known by the Company to beneficially own greater than 5% of the Company's outstanding stock, (ii) each director of the Company, (iii) each executive officer named in the table below labeled Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. For purposes of this table, and as used elsewhere in this Proxy Statement, the term ''beneficial owner'' means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Company believes that each individual owner listed below exercises sole voting and dispositive power over their shares.

                                                                                   Amount of      Percentage of Outstanding
                                                                               -----------------  -------------------------
Name of Beneficial Owner                                                     Beneficial Ownership       Common Stock
------------------------                                                     --------------------  -------------------------
Five-Percent Stockholders:
Louis M. Brown, Jr. (1).................................................            1,782,500               21.84%
Mauricio Zambrano (2)...................................................            1,523,092               16.63%
Arthur Kellar (3).......................................................            1,335,386               14.52%
Avenir Corporation (4)..................................................              634,241                7.77%
William P. Stiritz (5)..................................................              500,000                6.13%

Directors and Executive Officers:
Lynn E. Caruthers (6)...................................................              153,293                1.88%
Charles Dunlap (7)......................................................              149,000                1.80%
Jerry Little (8)........................................................               35,000                   *
Jaime Valdes (9)........................................................               74,171                   *
William R. Klumb (10)...................................................               69,790                   *
John T. Wiegand (11)....................................................               30,010                   *
Woodley A. Allen (12)...................................................              112,812                1.37%
George A. Bavelis (13)..................................................              109,269                1.34%
Bernard H. Clineburg (14)...............................................               42,221                   *
Bassam N. Ibrahim (15)..................................................               51,562                   *
Ernest S. Malas (16)....................................................              285,188                3.48%
All directors and executive officers as a group (14 persons) (22))......            5,753,294               55.45%

 ----------------
 *     Represents less than 1%.

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

  10.32* Purchase Agreement dated June 29, 2000 between the Company and Zayac Property Holdings, LLLP.

  21.     Significant Subsidiaries of the Company.

  23*     Consent of Ernst & Young LLP, Independent Auditors.

  24.*    Powers of Attorney.

  27*     Financial Data Schedule.

*    Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.


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

           Signature                                        Title                              Date
-----------------------------------------------  ----------------------------        ------------------------------
     /s/  Louis M. Brown, Jr.                    President, Chief Executive          March 23, 2001
                                                 Officer and Director
          Louis M. Brown, Jr.                    (Principal Executive Officer)


     /s/  Robert R. Falconi                      Senior Vice President and           March 23, 2001
                                                 Chief Financial Officer (Principal
          Robert R. Falconi                      Financial Accounting Officer)