Form 10-Q
period 2001-03-31
PRECISION AUTO CARE INC
filed 2001-05-14
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from July 1, 2000 to March 31, 2001

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

                                Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,081,808 shares of Common Stock as of April 30, 2001.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         General Information...................................................    1

         Consolidated Balance Sheets as of March 31, 2001 and
         June 30, 2000.........................................................    2

         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000.........................................    3

         Consolidated Statements of Operations for the nine months
         ended March 31, 2001 and 2000.........................................    4

         Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2001 and 2000.........................................    5

         Notes to the Consolidated Financial Statements........................    6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................   12

         Item 2.  Changes in Securities........................................   12

         Item 3.  Defaults Upon Senior Securities..............................   12

         Item 4.  Submission of Matters to a Vote of Security Holders..........   12

         Item 5.  Other Information............................................   12

         Item 6.  Exhibits or Reports on Form 8-K..............................   13

         Signatures............................................................   13

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

Precision Tune Auto Care provides automotive maintenance services that require relatively short service times including engine performance, oil change and lubrication and brake services. At March 31, 2001, these services were provided at 581 Precision Tune Auto Care centers owned and operated by franchisees.

Precision Auto Wash provides self-service and touch-less automatic car wash services. The advanced operating systems used at prototype Precision Auto Wash centers permit remote monitoring and administration of operations. The no-touch car wash technology employed in Precision Auto Wash centers also provides a high-quality wash with less risk of vehicle damage than traditional car wash systems. At March 31, 2001, there are 13 franchised car wash centers.

Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, operations can commence more quickly and with less capital investment than is the case for many competitors. At March 31, 2001, there were 10 Precision Lube Express centers owned and operated by franchisees. As of that date, there were also 10 Lube Depot centers operated by franchisees, some of which are expected to become Precision Lube Express centers.

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       June 30,
                                                                              2001            2000
                                                                           ----------       --------
                                                                           (Unaudited)
                                ASSETS
Current assets:
 Cash and cash equivalents..............................................   $    746,383    $     13,370
 Accounts receivable, net of allowances of $1,377,040 and $2,155,735,
  respectively..........................................................      2,500,061       3,335,300
 Inventory, net of allowance of $536,978................................      1,333,943       1,517,693
 Notes receivable, net of allowances of 0 and $586,000, respectively....         73,754         153,260
 Other assets...........................................................        195,139         132,013
 Deferred income taxes..................................................              -          71,774
                                                                           ------------    ------------

   Total current assets.................................................      4,849,280       5,223,410
Notes receivable, net of allowance......................................              -         276,000
Property, plant and equipment, at cost..................................      7,060,078      15,480,911
 Less: Accumulated depreciation.........................................     (3,486,865)     (3,669,556)
                                                                           ------------    ------------

                                                                              3,573,213      11,811,355
Goodwill and other intangibles, net of accumulated
Amortization of $15,183,573 and $14,971,394.............................     25,063,877      28,939,600
Deposits and other......................................................         32,087          81,224
                                                                           ------------    ------------

   Total assets.........................................................   $ 33,518,457    $ 46,331,589
                                                                           ============    ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities...............................   $  8,176,876    $ 11,633,783
 Mortgage notes payable.................................................              -         301,962
 Subordinated debt......................................................      5,401,425               -
 Other notes payable....................................................         24,998         552,209
 Deferred revenue.......................................................        248,471       1,478,533
                                                                           ------------    ------------

   Total current liabilities............................................     13,851,770      13,966,486

Notes payable- long term debt...........................................     10,689,066               -
Bank facility...........................................................              -       7,126,615
Subordinated debt.......................................................              -       5,586,960
Mortgage notes payable..................................................              -       6,628,428
Other notes payable.....................................................        635,571         482,936
Deferred revenue........................................................        222,575         134,517
Refundable deposits.....................................................          4,000           4,000
Other liabilities.......................................................              -         125,657
                                                                           ------------    ------------

   Total liabilities....................................................     25,402,982      34,055,600

Stockholders' equity:
 Common stock, $.01 par; 19,000,000 shares authorized; 8,160,508 and
  6,434,534 shares issued and outstanding...............................         81,493          64,345
 Additional paid-in capital.............................................     47,924,136      46,532,803
 Unearned restricted stock..............................................        (64,167)       (130,922)
 Retained deficit.......................................................    (39,825,987)    (34,190,236)
                                                                           ------------    ------------

   Total stockholders' equity...........................................      8,115,475      12,275,989
                                                                           ------------    ------------

   Total liabilities and stockholder's equity...........................   $ 33,518,457    $ 46,331,589
                                                                           ============    ============

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2001           2000
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
Revenues:
   Franchise development                                            $   460,962    $   142,693
   Royalties                                                          2,735,962      3,569,774
   Manufacturing and distribution                                     2,184,660      2,182,687
   Company centers                                                      349,463      1,400,008
   Other                                                                 54,263         92,070
                                                                    -----------    -----------

   Total revenues                                                     5,785,310      7,387,232
Total direct cost                                                     4,393,550      5,875,679
                                                                    -----------    -----------

Contribution (exclusive of amortization shown separately
   below)                                                             1,391,760      1,511,553

General and administrative expense                                    1,238,736      1,597,015
Depreciation expense                                                    168,306        328,430
Amortization of franchise rights and goodwill                           351,118        493,377
Impairment charges                                                      350,000              -
                                                                    -----------    -----------

Operating loss                                                         (716,400)      (907,269)
Other income (expense):
   Interest expense                                                    (561,103)      (640,177)
   Interest income                                                       27,825         16,371
   Other income (expense)                                               (21,676)       190,179
                                                                    -----------    -----------

   Total other expense                                                 (554,954)      (433,627)
                                                                    -----------    -----------

Loss before income tax expense                                       (1,271,354)    (1,340,896)
(Benefit) provision for income taxes                                          -        (43,174)
                                                                    -----------    -----------

Net loss before extraordinary item                                  $(1,271,354)   $(1,297,722)
                                                                    -----------    -----------

Extraordinary gain from debt restructuring                              406,660              -
                                                                    -----------    -----------

Net loss                                                            $  (864,694)   $(1,297,722)
                                                                    ===========    ===========

Basic and diluted net loss per share before extraordinary item           $(0.16)        $(0.21)
Weighted average shares outstanding--Basic and Diluted                8,081,808      6,258,006

Extraordinary item                                                        $0.05              -
Weighted average shares outstanding--Basic and Diluted                8,081,808      6,258,006

Basic and diluted net loss per share                                     $(0.11)        $(0.21)
Weighted average shares outstanding--Basic and Diluted                8,081,808      6,258,006

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Nine Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2001           2000
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
Revenues:
   Franchise development                                            $   725,788    $   465,078
   Royalties                                                          9,209,563     11,352,800
   Manufacturing and distribution                                     5,876,332     10,374,510
   Company centers                                                    1,549,380      3,879,027
   Other                                                                151,364        188,965
                                                                    -----------    -----------

   Total revenues                                                    17,512,427     26,260,380

Total direct cost                                                    14,777,211     21,004,861
                                                                    -----------    -----------

Contribution (exclusive of amortization shown separately
   below)                                                             2,735,216      5,255,519

General and administrative expense                                    4,228,477      4,894,978
Depreciation expense                                                    730,682      1,015,694
Amortization of franchise rights and goodwill                         1,290,683      1,486,017
Impairment charges                                                      350,000              -
                                                                    -----------    -----------

Operating loss                                                       (3,864,626)    (2,141,170)
Other income (expense):
   Interest expense                                                  (2,148,085)    (1,980,780)
   Interest income                                                       41,476         53,082
   Other expense                                                        (71,173)      (109,541)
                                                                    -----------    -----------

   Total other expense                                               (2,177,782)    (2,037,239)
                                                                    -----------    -----------

Loss before income tax expense                                       (6,042,408)    (4,178,409)
Provision for income taxes                                                    -         47,503
                                                                    -----------    -----------

Net loss before extraordinary gain                                  $(6,042,408)   $(4,225,912)
                                                                    ===========    ===========

Extraordinary gain from debt restructuring                              406,660              -
                                                                    -----------    -----------

Net loss                                                            $(5,635,748)   $(4,225,912)
                                                                    ===========    ===========

Basic and diluted net loss per share before extraordinary item           $(0.75)        $(0.69)
Extraordinary item                                                        $0.05              -
Basic and diluted net loss per share                                     $(0.70)        $(0.69)
Weighted average shares outstanding--Basic and Diluted                8,081,808      6,192,920

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Nine Months Ended
                                                                                                              March 31,
                                                                                                    -----------------------------
                                                                                                       2001              2000
                                                                                                    (Unaudited)       (Unaudited)
                                                                                                    -----------       -----------
Operating activities:
Net loss.......................................................................................    $(5,635,748)      $(4,225,912)
Adjustments to reconcile net (loss) to net cash provided
   by operating activities:

   Charge for impairment of fixed asset........................................................        150,000                 -
   Charge for impairment of goodwill...........................................................        200,000                 -
   Depreciation and amortization...............................................................      2,021,365         2,501,711
   Interest expense from amortization of debt discount ........................................        125,935                 -
   Services received in exchange for stock.....................................................              -            77,187
   Interest paid with stock....................................................................              -           300,000
   Stock issued for compensation...............................................................         66,755                 -
   Gain on restructuring of debt...............................................................       (406,660)                -
   Extraordinary gain on sale of assets........................................................              -          (488,561)
     Changes in operating assets and liabilities:
      Accounts and notes receivable............................................................      1,190,744           634,957
      Inventory................................................................................        183,750         1,136,203
      Other Assets.............................................................................          8,647         1,311,069
      Accounts payable and accrued liabilities.................................................     (1,764,449)           35,605
      Deferred revenue.........................................................................     (1,142,004)          (88,158)
                                                                                                   -----------       -----------

Net cash (used in) provided by operating activities............................................     (5,001,666)        1,194,101
Investing activities:
   Purchases of property and equipment.........................................................        (76,519)         (294,891)
   Sale of property and equipment..............................................................      8,420,833         2,390,000
                                                                                                   -----------       -----------

Net cash provided by investing activities......................................................      8,344,314         2,095,109
Financing activities:
   Proceeds from sale of common stock..........................................................        750,000             1,484
   Repayments of bank facility.................................................................     (7,126,615)       (1,607,054)
   Proceeds from note payable..................................................................     11,250,000           345,685
   Repayment of mortgage notes and other notes payable ........................................     (7,483,020)       (1,796,008)
                                                                                                   -----------       -----------

Net cash used in financing activities.........................................................      (2,609,635)       (3,055,893)
                                                                                                   -----------       -----------

Net change in cash and cash equivalents........................................................        733,013           233,317
Cash and cash equivalents at beginning of year.................................................         13,370            50,167
                                                                                                   -----------       -----------

Cash and cash equivalents at end of period.....................................................    $   746,383       $   283,484
                                                                                                   ===========       ===========

                            See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K for the year ended June 30, 2000.

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

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. For the nine months ended March 31, 2001 and 2000, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions of outstanding options and warrants was anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share.

                                                                                        Nine Months Ended March 31,
                                                                                        ---------------------------
                                                                                            2001           2000
                                                                                            ----           ----
Earnings per share computation - basic and diluted
 Net loss before extraordinary item..................................................   $(6,042,408)   $(4,225,912)
 Extraordinary item..................................................................       406,660              -
                                                                                        -----------    -----------
 Net loss............................................................................   $(5,635,748)   $(4,225,912)
                                                                                        ===========    ===========
 Weighted average shares outstanding.................................................     8,081,808      6,192,920

Earnings per share - basic and diluted
 Net loss before extraordinary item..................................................   $     (0.75)   $     (0.69)
 Extraordinary item..................................................................   $      0.05              -
                                                                                        -----------    -----------
 Net loss............................................................................   $     (0.70)   $     (0.69)
                                                                                        ===========    ===========

Note 3 - Inventory

The components of inventory are as follows:

                                                                                          March 31,      June 30,
                                                                                            2001           2000
                                                                                            ----           ----
   Raw materials.....................................................................   $   753,293    $   979,777
   Work-in-process...................................................................       220,648        191,504
   Finished goods....................................................................       896,980        946,412
   Reserve for obsolete and unsaleable inventory.....................................      (536,978)      (600,000)
                                                                                        -----------    -----------
                                                                                        $ 1,333,943    $ 1,517,693
                                                                                        ===========    ===========

Note 4 - Debt

On August 3, 2000, the Board of Directors accepted a proposal from Arthur C. Kellar, a member of the Company's Board of Directors and Desarollo Integrado, S.A. de C.V., of which a principal is Mauricio Zambrano, who is on the Company's Board of Directors, to refinance the Company's existing debt and provide the Company's ongoing working capital needs. The lenders committed to make available a credit facility of $11.25 million pursuant to certain terms and conditions.

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

In connection with obtaining the above credit facility of $11.25 million, an origination fee was paid in the form of a warrant entitling the lenders to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and the warrants issued in this transaction. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital. The discount resulting from recording the value of the warrants as a reduction of the face amount of the debt is being amortized over the term of the debt agreement.

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

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Summary (in thousands)

                                2001      %     2000      %
                                ----     ---    ----     ---

Net revenue..................   5,785    100%   7,387    100%
Direct cost..................   4,394     76    5,875     80
General and administrative...   1,239     21    1,597     22
Operating (loss).............    (716)   (12)    (907)   (12)

Revenue. Revenue for the three months ending March 31, 2001 was $5.8 million, a decrease of approximately $1.5 million, or 22%, compared with revenue of $7.3 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from Company stores of $1 million and a reduction of royalty revenues of $800,000. The decrease in company store revenues is largely attributable to the disposition of company owned stores. Royalty revenues were down as a result of fewer franchise centers from the prior year. These decreases were partially offset by an increase in franchising development revenue of $300,000.

Direct Cost. Direct costs for the three months ending March 31, 2001 totaled $4.4 million, a decrease of $1.5 million or 25%, compared with $5.9 million for the quarter ending March 31, 2000. The decrease is attributable to cost decreases in company centers of $755,000 consistent with lower sales, royalty of $428,000, manufacturing and distribution of $150,000, and franchise development of $120,000.

General and Administrative Expense. General and administrative expense was $1.2 million for the three months ending March 31, 2001, a decrease of $358,000 or 22%, compared with $1.6 million for the quarter ending March 31, 2000, principally a result of cost reduction initiatives.

Impairment charges. Impairment charges were $350,000 for the three months ending March 31, 2001, an increase of $350,000 or 100%, compared with no charge for the quarter ending March 31, 2000, principally a result of reducing the carrying values of certain assets.

Operating (Loss). The Company recorded an operating loss for the three months ending March 31, 2001 of $716,000 which represents a decrease in operating loss of $191,000 or 21% compared with an operating loss of $907,000 for the corresponding period of the prior year.

Comparison of the nine months ended March 31, 2001 to the nine months ended March 31, 2000

Summary (in thousands)

                                 2001      %      2000      %
                                 ----     ---     ----     ---

Net revenue..................   17,512    100%   26,260    100%
Direct cost..................   14,777     84    21,005     80
General and administrative...    4,228     24     4,895     19
Operating (loss).............   (3,864)   (22)   (2,141)    (8)

Revenue. Revenue for the nine months ending March 31, 2001 was $17.5 million, a decrease of approximately $8.7 million, or 33%, compared with revenue of $26.2 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in manufacturing and distribution revenues of $4.5 million, company center operations of $2.1 million, and a reduction of franchise and royalty revenues of $2.1 million. The decrease in manufacturing is partially attributable to the disposition of certain manufacturing and distribution businesses. During fiscal year 2000 the Company disposed of an automotive parts and supply distribution business. This business accounted for a
decrease in revenue of $2.0 million.   The remaining $2.5 million decrease is
due to slower sales of the company car wash, modular buildings, and dryer equipment. The decrease in company store revenues is largely attributable to the disposition of company owned stores. Royalty revenues were down as a result of fewer franchise centers from the prior year.

Direct Cost. Direct costs for the nine months ending March 31, 2001 totaled $14.8 million, a decrease of $6.2 million or 30%, compared with $21.0 million for the nine months ending March 31, 2000. The decrease is largely attributable to cost decreases in company centers and manufacturing and distribution of $1.9 million and $4.2 million, respectively.

General and Administrative Expense. General and administrative expense was $4.2 million for the nine months ending March 31, 2001, a decrease of $667,000 or 14%, compared with $4.9 million for the nine months ending March 31, 2000.

Impairment charges. Impairment charges were $350,000 for the three months ending March 31, 2001, an increase of $350,000 or 100%, compared with no charge for the quarter ending March 31, 2000, principally a result of reducing the carrying values of certain assets.

Operating (Loss). The Company recorded an operating loss for the nine months ending March 31, 2001 of $3.9 million which represents an increase in operating loss of $1.7 million or 81% compared with an operating loss of $2.1 million for the corresponding period of the prior year.

TABLE 1 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

Three months ended March 31,                                          2001         2000
----------------------------                                          ----         ----
Depreciation                                                       $  168,306   $  328,430
Amortization                                                          351,118      493,377
                                                                   ----------   ----------

     Total                                                         $  519,424   $  821,807
                                                                   ==========   ==========
Nine months ended March 31,                                           2001         2000
---------------------------                                           ----         ----
Depreciation                                                       $  730,682   $1,015,694
Amortization                                                        1,290,683    1,486,017
                                                                   ----------   ----------

         Total                                                     $2,021,365   $2,501,711
                                                                   ==========   ==========

TABLE 2 - Components of Interest Expense

The components of interest expense are summarized as follows:

Three months ended March 31,                                          2001         2000
----------------------------                                          ----         ----
Interest incurred                                                  $  561,103   $  640,177
                                                                   ==========   ==========

Nine months ended March 31,                                           2001         2000
---------------------------                                           ----         ----
Interest incurred                                                  $2,148,085   $1,980,780
                                                                   ==========   ==========

Liquidity and Capital Resources

Sources and Uses of Cash

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                               2001           2000
                                                               ----           ----
 Net cash (used in) provided by
  operating activities..................................   $(5,001,666)   $ 1,194,101
 Net cash provided by (used in) investing activities....     8,344,314      2,095,109
 Net cash (used in) financing
  activities............................................    (2,609,635)    (3,055,893)
                                                           -----------    -----------

 Change in cash and cash equivalents....................   $   733,013    $   233,317
                                                           ===========    ===========

Cash at March 31, 2001 was $746,383. This was an increase of $733,013 from $13,370 on June 30, 2000. During the period, cash used by operating activities was $5.0 million which is due to the net loss of $5.6 million, a decrease in accounts payable of $1.8 million, and a decrease in deferred revenue (a non-cash item) of $1.1 million. These were partially offset by a decrease in accounts receivable of $1.2 million and by non-cash expenses for depreciation and amortization, non-cash impairment charges, stock issued for compensation and interest expense of $2.0 million, $350,000, $67,000 and $90,000, respectively.

Cash provided by investing activities for the nine months ended March 31, 2001 was $8.3 million. The cash provided by investing activities was primarily the result of sales of car washes.

Cash used in financing activities for the nine months ended March 31, 2001 was $2.6 million. Cash provided by financing activities during the period included the sale of common stock of $750,000 and the issuance of a note payable for $11.3 million. The infusions of cash were offset by repayments of mortgages, the bank facility and other notes payable of $14.6 million.

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

During fiscal year 2001, the Company received $11.25 million in financing from Precision Funding, L.L.C., a corporation owned by two members of the Company's Board of Directors. With that financing, the Company was able to liquidate its debt with First Union on September 29, 2000 in the amount of $5.8 million and the remainder of its mortgage debt with FFCA in the amount of $1.0 million on October 2, 2000. The remaining proceeds of the financing will be used for working capital requirements. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for the period of three years. In light of this financing arrangement, management does not anticipate requiring additional financing to continue the Company's operations for the next year.

Due to recurring operating losses since inception, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected revenues and profits of several of its businesses, particularly its distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, the Company expects to be able to meet all of its financial obligations and be able to focus on growing its franchising operation and making it profitable.

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

  None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2000.

                                      Precision Auto Care, Inc.

                                      By: /s/ Louis M. Brown
                                          ---------------------------------
                                          Louis M. Brown
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                        Date
      ---------                        -----                        ----

/s/ Louis M. Brown            President, Chief Executive        May 14, 2001
---------------------         Officer and Director
Louis M. Brown                (Principal Executive Officer)


/s/ Robert R. Falconi         Senior Vice President and Chief   May 14, 2001
---------------------         Financial Officer (Principal
Robert R. Falconi             Financial Accounting Officer)