Form 10-K
period 2001-06-30
PRECISION AUTO CARE INC
filed 2001-09-28
CIK 1038541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
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

     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 4, 2001 was $1,762,127 based on the closing price of $.33 per share. As of that date, 10,149,308 shares of Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Corporation's fiscal year, are incorporated by reference under Part III.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I   Item 1.  Business........................................................................      4
         Item 2.  Properties......................................................................     15
         Item 3.  Legal Proceedings...............................................................     15
         Item 4.  Submission of Matters to a Vote of Security Holders.............................     17

PART II  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........     18
         Item 6.  Selected Financial Data.........................................................     18
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations......................................................................     19
         Item 7A. Quantitative and Qualitative Disclosure about Market Risk.......................     24
         Item 8.  Financial Statements and Supplementary Data.....................................     25
         Item 9.  Changes in Registrant's Certifying Accountant...................................     44

PART III Item 10. Directors and Executive Officers of the Registrant..............................     45
         Item 11. Executive Compensation..........................................................     45
         Item 12. Security Ownership of Certain Beneficial Owners and Management..................     45
         Item 13. Certain Relationships and Related Transactions..................................     45

PART IV  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     46

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

                                     PART I

Item 1.   Business

Overview

     Precision Auto Care, Inc. ("PACI" or the "Company") is a provider of automotive maintenance services with both franchised and company-operated centers located in the United States and in certain foreign countries. Its services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly. The Company offers these services through four brands that are intended to be complementary:

     . Precision Tune Auto Care ("PTAC") provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At June 30, 2001, these services were provided at 581 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company.

     . Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, the Company believes that operations commence more quickly and with less capital investment than is the case for many competitors. At June 30, 2001, there were 10 Precision Lube Express centers owned and operated by franchisees. In the future, the Company intends to grow this part of the business primarily through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

     . Through HydroSpray Car Wash Equipment, Co., Ltd., one of its indirectly owned subsidiaries, the Company manufactures, distributes and sells car wash equipment. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle.

     . Through Precision Building Solutions Incorporated ("PBSI"), the Company manufactures and installs the modular building and equipment system used by Precision Lube Express centers. The Company also sells these modular buildings to third parties for various commercial applications.

     The businesses conducted through Hydrospray and PBSI have been consolidated into one plant in 2001 in order to run a more efficient and effective manufacturing business. In connection with this consolidation, the Company plans to merge Hydrospray into PBSI to form a single entity to conduct these businesses.

     The Company has disposed of its Precision Auto Wash centers, which provided self-service automatic car wash services. The Company believes that its franchising and car wash manufacturing and modular building manufacturing lines of business provide greater future growth opportunities than the Precision Auto Wash business.

     The Company also operates a manufacturing facility that produces dryers for car washes. That business is currently being marketed by the Company for sale as it does not fit into its future plans. The Company believes that greater revenues and margins can be realized by investing the proceeds from this sale into its core business.

     The Company was incorporated as a Virginia corporation in April 1997, but its predecessors have been in the automotive maintenance services business for over twenty years. The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups. Franchising of Precision Tune centers began the next year. As automotive technology changed, Precision Tune expanded its menu of offered automotive maintenance services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services. In September 1996, the Precision Tune brand name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

     The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico.

Operations

Precision Tune Auto Care

         Precision Tune Auto Care is an automotive maintenance service provider specializing in quality maintenance services that require relatively short service times. At June 30, 2001, these services were provided at 581 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

         Prototype Center. The current prototype Precision Tune Auto Care center is a free-standing building with six to eight service bays, two to four of which are drive-through and include pits to facilitate fast oil change and lubrication services. Franchisees typically develop Precision Tune Auto Care centers either by entering into a build-to-suit lease, under which the landlord constructs the center and leases it to the franchisee, or by purchasing land and building the facility. The Company typically seeks sites in commercial areas with a minimum population of 50,000 people within a five mile radius and 24-hour drive-by traffic of at least 20,000 cars. Exclusive of real estate, the estimated capital required to open a prototype Precision Tune Auto Care center ranges from $143,000 to $208,000.

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

         Training and Operational Support. A significant element of Precision Tune Auto Care's commitment to service is its training program for franchisees. New franchisees are required to successfully complete over 40 hours of initial training at its national training center in Leesburg, Virginia. The Company also offers a full line of technical training, including courses on engine performance, fuel systems and emissions, automotive electronics, fuel injection, and brake certification. These courses, which include both classroom and hands-on training, are designed to allow franchisees and service center technicians to maintain and update their technical capability to service today's more technically complex vehicles. Upon opening a new center, training crews are onsite for at least the first two business days to assist in the startup process.

         Franchise Marketing. The Company (through a predecessor company) has marketed franchises for Precision Tune Auto Care centers since 1977. Its franchise sales process includes advertising in appropriate franchise and business publications, conducting franchise sales seminars, and maintaining a home page on the Internet through which interested parties may submit a franchise inquiry. Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screening to determine whether a prospect is qualified. The Company seeks individuals with management experience who will commit full time to the operation of their franchise and who have a minimum of $50,000 and $150,000 in liquid assets and net worth, respectively.

         Precision Tune Auto Care's area development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care's behalf within specific geographic regions for stated periods of time. Franchise agreements within the area are between the

Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care's franchise obligations. As of June 30, 2001, 21 area developers and their affiliates had an ownership interest in approximately 31% of the total number of Precision Tune Auto Care centers.

         Open Area Development. Precision Tune Auto Care's current strategy is also to pursue the direct development of open areas in which area developers have not been granted rights. To facilitate this strategy, the Company has formed a franchise development team to pursue Precision Tune Auto Care's open area development plan. This plan, which includes direct franchising, addresses such factors as market demographics, development resources (e.g., advertising and public relations vehicles and developers of commercial real estate), criteria for initial center development, and criteria for additional center development. Based on these factors, a specific expansion strategy for each target area is developed. The Company believes that significant expansion potential exists in areas not controlled currently by area developers.

Precision Lube Express

         The Company is the franchisor of centers that provide fast automobile oil change, lubrication, filter replacement and related basic services. Precision Lube Express centers also check and fill vital fluids, and conduct vehicle safety inspections, including inspection of exhaust systems. Precision Lube Express offers its customers air filters, PCV valves, breather filters, wiper blades and assorted engine additives. Precision Lube Express centers top off vital fluids between customer's oil changes at no charge. At June 30, 2001, there were nine Precision Lube Express centers owned and operated by franchisees. The Company has sold all the centers the Company previously owned and operated in fiscal year 2001. As of June 30, 2001, there were also 17 Lube Depot centers operated by franchisees.

         The Company believes that the "above-ground" configuration of the modular Precision Lube Express building manufactured and sold by the Company enables Precision Lube Express operators to commence operations more quickly and with lower levels of initial investment than many of its competitors. Unlike traditionally constructed fast oil change and lube centers which include an in-ground service pit, its modular centers can be relocated or expanded quickly. In addition, the modular Precision Lube Express building can be located on a relatively small piece of property. Unlike certain of its competitors, Precision Lube Express centers generally do not perform differential fluid changes, radiator flushes or other automotive maintenance or repair work. Accordingly, the Company believes that this enables Precision Lube Express operators to provide services more inexpensively than their competitors because Precision Lube Express operations require less skilled labor. Because the Precision Lube Express building is modular and relatively small, it can sometimes be located on the same site as other retail locations.

         Precision Lube Express marketing emphasizes the basic "hassle-free" fast oil change and lube services provided by Precision Lube Express.

         Prototype Center. The prototype Precision Lube Express Center consists of a one or two bay unit. The size of the site will depend on the size of the center, with 50 feet by 100 feet the minimum required for a one-bay unit. Exclusive of real estate, the estimated initial investment to open a Precision Lube Express prototype Center ranges from $139,000 to $276,500.

         Retail Marketing. The Company believes that Precision Lube Express will enjoy significant benefits from consumer recognition of the "Precision" brand name. The Company believes retail sales should be further stimulated by cross marketing opportunities generated through Precision Lube Express's association with Precision Tune Auto Care. Specific marketing initiatives at the retail level include (i) VIP cards, granting customers special rates and other benefits, (ii) point-of-sale marketing materials, including frequent usage cards that provide customers with free oil changes to encourage repeat business, (iii) radio and print media advertising, and (iv) direct mail marketing.

         Training and Operational Support. Precision Lube Express provides over 40 hours of training that franchisees are required to complete successfully before opening a Precision Lube Express center. The program addresses computer system operations, lubrication equipment training, center operations, customer service, and advertising.

         The Company actively supports its Precision Lube Express franchisees. Each center receives operational visits similar to Precision Tune Auto Care centers and are included in customer service programs. Field operations, marketing and training support are provided using the existing Precision Tune Auto Care structure, with area developer personnel or corporate personnel, as applicable.

         Franchise Marketing. Prospective Precision Lube Express franchisees are recruited and granted franchises in accordance with the same processes and techniques that are used to recruit and license prospective Precision Tune Auto Care franchisees.

Manufacturing and Distribution

         In fiscal year 2001, the Company's manufacturing and distribution operations accounted for approximately 33% of its revenues. The Company did not rely heavily on any single supplier for the supply of any materials, such as oil, equipment or raw materials or components the Company utilized in its manufacturing operations.

         In August 2000, the Company made the decision to change its senior management and hired a new Chief Executive Officer and Chief Financial Officer. The new management plans to focus on its franchising operations and in so doing will be selling some of the manufacturing facilities while taking the necessary actions to improve the efficiency of the other manufacturing entities.

         Precision Building Solutions Incorporated, one of the Company's subsidiaries (PBSI), manufactures and installs the modular building and equipment system used by Precision Lube Express centers. PBSI conducts these manufacturing operations at a 27,000 square foot facility located in Mansfield, Ohio. PBSI also sells its modular buildings to third parties for various commercial applications. The buildings are delivered, installed, field-tested, and outfitted with all of the supplies and tools necessary to commence operations immediately. Most installations are complete within three to five business days from the date of receipt, thus providing competitive time and cost advantages over traditional construction. PBSI purchases parts from third-party suppliers which are manufactured to the PBSI's specifications.

         HydroSpray Car Wash Equipment, Ltd. ("Hydrospray"), one of its indirect subsidiaries, manufactures, distributes and sells car wash equipment. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle. HydroSpray's operations principally include the assembly of parts that have been manufactured by suppliers to HydroSpray specifications. This assembly process had been conducted at HydroSpray's 40,000 square foot manufacturing facility located in Cedar Falls, Iowa.

         In March 2001, the Company decided to consolidate the HydroSpray operations with those of PBSI and moved the assembly process to Mansfield, Ohio. As a result, the Company plans to sell the HydroSpray plant in Cedar Falls, Iowa, as part of a plan to improve the efficiency of some of the manufacturing facilities. In connection with this consolidation, the Company plans to merge HydroSpray into PBSI to form a single entity to conduct these businesses. As a part of this merger, the Company has agreed to issue stock constituting 20% of this entity to Ernest Malas, a consultant primarily responsible for the execution of its business plan with respect to these businesses. Mr. Malas was a director of the company from April 2000 until his resignation on November 7, 2000.

         Worldwide Drying Systems Inc. ("Worldwide"), one of its subsidiaries, manufactures and distributes drying systems for installation in automatic car washes. Worldwide's operations are conducted out of a 9,600 square foot leased plant outside Denver, Colorado. The Company intends to sell Worldwide in an effort to focus its attention on the franchising business and the car wash and modular building manufacturing business.

         The Company is not dependent upon any single supplier, and the parts and materials the Company uses in connection with its manufacturing process can be obtained from a variety of suppliers.

Franchising Activities

         Precision Tune Auto Care. As of June 30, 2001, substantially all of its Precision Tune Auto Care centers were owned and managed by franchisees. Precision Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, the Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

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

         Upon non-renewal and transfer, the Company has the first right to purchase the operating assets and obtain an assignment of leased facilities in certain cases. In certain situations, the Company will repurchase franchise rights. The decision to repurchase is made solely at its discretion and is not a contractual obligation. The Company also periodically obtains possession of some franchisees' franchise rights by exchanging for such rights notes payable or other consideration, or by exercising rights outlined in the franchise agreements.

         The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Indonesia, Oman, the Bahamas, Jamaica, the Dominican Republic, Peru, Brazil, El Salvador, Guatemala, Honduras and Portugal. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

         Precision Lube Express. The standard franchise agreement for Precision Lube Express franchisees requires the payment of an initial franchise fee of $12,500. Franchisees are required to pay continuing royalties of 5% of weekly gross receipts. Precision Lube Express franchisees also are required to contribute an amount equal to 2% of their monthly gross receipts to a national advertising cooperative. The franchise agreements have an initial term of ten years and provide for five-year renewal options. Certain Precision Lube Express franchise agreements (principally those inherited in connection with its initial public offering) have terms that vary with the standard agreement now in use.

Co-Branding

         On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty's dealers with the opportunity to host a Precision Tune Auto Care franchise or Precision Lube Express franchise. This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts. At June 30, 2001, there were four Getty stores that were hosting Precision Tune Auto Care centers and one Getty store that was hosting a Precision Lube Express center.

         The Company expects that the Company will enter into other similar alliance agreements or other related agreements, where its franchised businesses will be the secondary tenant at the primary tenant's location. The co-branding program may have separate agreements with the primary tenant's organization or its affiliates to assist Precision Tune Auto Care in the offer of franchises to the primary tenants and the provision of services. The Company expects that these co-branding opportunities will be with other providers of automotive services not similar to its own, like gasoline stations, detail, paint and body work stations, tire shops, glass shops, and muffler shops. Due to the nature of these co-branding relationships, the Company expects to modify its standard form of franchise agreement to reflect the differences or similarities between its businesses. Some of these primary tenants may be in direct competition with the Company and may choose not to franchise their particular location. Additionally, the Company makes the final decision as to entering into a franchise agreement with a primary tenant.

Competition

         The Company encounters competition in all aspects of its business, including the sale by Precision Tune Auto Care and Precision Lube Express centers of automotive maintenance and repair services, self-service and automatic car wash equipment and fast oil and lubrication services, respectively. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care's principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care's market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Firestone and Penske, among others. Its regional competitors include All Tune and Lube (East Coast), Econo Lube N' Tune (West Coast), Tunex International, Inc. (Rocky Mountain region), Tune-Up Masters and Speedee Oil Change and Tune-Up (Southern region), among others. The Company believes that the greater technical complexity of today's vehicles provides a substantial barrier to entry for competitors in the "under-the-hood" segment of the automotive care services industry.

         Precision Lube Express also competes in the service segment of the automotive aftermarket industry. According to the American Oil Change Association, an estimated 650 million oil changes are performed annually in cars and light trucks. These oil changes are performed by individuals or are performed professionally. Professional oil changes are performed in all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil/Quaker State Company (Jiffy Lube International, Inc. and Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. and Texaco Inc. (Express Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, Econo Lube N' Tune, Tunex International Inc. and Speedee Oil Change and Tune-Up, among others.

         The Company believes that the Precision Tune Auto Care and Precision Lube Express centers all compete on the basis of customer awareness through advertising, service, convenience and location and, to a lesser extent, on price. The Company believes that the potential ability to offer all of the services provided by each of the operations at one center or in centers in close proximity to one another will be a significant competitive advantage.

         Its HydroSpray subsidiary competes with many other manufacturers of self-service and touchless automatic car wash equipment manufacturers. Many of these competitors are larger and well-established. Its competitors include, but are not limited to, Mark VII Industries, Inc., Ryko Manufacturing Company, PDQ Manufacturing Inc. and many smaller businesses. Some of these companies are well capitalized and have long standing relationships with large oil companies who frequently purchase their equipment for installation at car washes located on or adjacent to gasoline stations.

Governmental Regulation

         Franchising Regulation. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. From time to time, the Company experiences periods during which sales are restricted while it registers updates of its disclosure material with various states. Such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities and could have a material adverse effect on its financial condition and results of operations.

         Environmental Regulation. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers used chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle were collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations.

Trademarks

         The Company has registered a number of trademarks and service marks with the United States Patent and Trademark Office, including "Precision Tune Auto Care" and "Precision Lube Express." Its failure to obtain trademark and service mark registration could have a material adverse effect on its operations. The Company has also registered or made application to register trademarks in foreign countries where master franchise licenses have been granted.

Seasonality

         Seasonal changes may impact various sectors of its businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care and Precision Lube Express and obtain services. Severe winter weather and rainy conditions also can adversely impact its sale, installation and use of car wash equipment.

Risk Factors

         The Company's business and investment in its Common Stock are subject to certain risks, including the following:

         Liquidity. The Company is highly leveraged. At June 30, 2001, the Company had current assets of approximately $4.7 million and current liabilities of approximately $8.2 million. In September 2000, the Company refinanced its debt such that the Company will not have to repay any interest until July 2002 or any principal for the next three years. In September 2001, the Company was given an extension on the interest that was due on its debt until July 1, 2002. While the Company believes that the program the Company has implemented to improve its cash flow will be sufficient to sustain its current operations, there can be no assurance that the Company will be able to meet its obligations as they become due without obtaining additional financing, reducing expenditures or selling additional assets. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all. The Company also may not be able to reduce expenditures sufficiently or sell any of its assets on terms favorable to the Company, if at all, to allow the Company to fund its operations and meet its obligations as they become due. A failure to fund adequately its operations or meet its obligations as they become due could cause material adverse consequences to its operations.

         Limited Operating History. The Company is in only its fourth year of operations as a combined entity. While its predecessor has been in business since 1976, the Company, as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of 10 automotive maintenance services companies in connection with its initial public offering. In August 2000, the Company made the decision to hire new senior management. The new management is focusing its efforts on improving the Company's financial performance by focusing on the franchising business, reducing operating costs, and improving the Company's operating efficiency at its car wash and modular building manufacturing facility. However, there can be no assurance that the Company will be able to implement these plans successfully.

         History of Losses. The Company has not generated positive cash flow for the past three years. As of June 30, 2001, the Company had an accumulated deficit of approximately $53.1 million. While the Company believes that cash flow from operations will improve, there is no guarantee that its operations will ever be profitable.

         State Regulations. The Company is not approved to sell Precision Tune Auto Care franchises in five states in which it desires to sell these franchises as a result of its current financial condition and operating history. It is in the process of working with these states to permit it to sell these franchises. There can be no guarantee that any of these states will clear the Company to sell franchises in their state in the near future or at all. In the event that it is not cleared to sell franchises in these states, its business plan to expand its franchising business could be adversely affected.

         NASDAQ Delisting. In May 2001, the NASDAQ SmallCap Market delisted the Company's common stock because it did not satisfy their listing requirements. As a result, the Company now trades on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. Like other stocks traded over this quotation system, its common stock is thinly traded, highly volatile and not followed by analysts.

         Penny Stock Regulations. Because its common stock was delisted for failure to meet the NASDAQ maintenance requirements, the common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to "penny stocks." These rules require brokers selling securities subject to these rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and thus may have an adverse effect on the liquidity and market price of its common stock.

         Resale Restrictions on Common Stock. Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. The market among broker-dealers may not be active, making it more difficult for investors to sell this stock. Investors in a penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.

         Penny Stock Market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse which could cause investors to lose their entire investment. Such patterns include:

     . control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     . manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     . "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     . excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

     . the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although it does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, it will strive within the confines of practical limitations to prevent the described patterns from being established with respect to its securities.

         Competition. The automotive services industry is highly competitive. Direct competitors exist for each of our businesses, Precision Tune Auto Care, Precision Lube Express and its manufacturing and distribution divisions and subsidiaries.

         The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express; however, the Company also competes with national and regional fast oil change and lube companies, major oil manufacturers, local service stations and local, regional and national automobile maintenance and repair service providers.

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

         Its manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company does. See
"Business--Operations--Manufacturing and Distribution."

         Certain competitors in each of the areas discussed above have greater financial resources than the Company does. There can be no assurance that the Company or individual Precision centers will be able to compete effectively. See "Business--Competition."

         Reliance on Franchising. Franchise royalties are a significant component of its revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the "Precision" brand and the reputation the Company believes the Company enjoys for quality and value. There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care and Precision Lube Express centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, its rights to receive franchise royalties would be effectively subordinated to the rights of franchisees' lenders. See "Business--Operations."

         Automotive Technology Advances. The demand for the services offered by its Precision Tune Auto Care and Precision Lube Express centers could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. The demand for its services also could be adversely affected by longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology may require the Company to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of its centers.

         Labor Availability. The provision of high quality maintenance services by Precision Tune Auto Care centers requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such centers may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. Accordingly, a center's ability to increase productivity and revenues could be affected by its inability to maintain the employment of skilled technicians necessary to provide the center's services. There can be no assurance that Precision Tune Auto Care or its franchisees will be able to attract and maintain an adequate skilled labor force necessary to operate these centers efficiently or that labor expenses will not increase as a result of a shortage in the supply of skilled technicians, thereby adversely impacting its financial performance.

         Dependence on Management and Key Personnel. The Company's success depends to a significant extent on the performance and continued services of senior management and certain key personnel. Because of the poor financial performance the past couple of years, a decision was made to bring in a new Chief Executive Officer and a new Chief Financial Officer in August 2000. The Company does not have employment contracts or non-compete agreements with any of our officers, including either its Chief Executive Officer or Chief Financial Officer. The Company believes these individuals possess the necessary experience in financing, operating and managing a company intent on improving its financial performance. The loss of the services of one or more of these key employees could have a material adverse impact on its financial condition and results of operations.

         Reliance on Area Developers. The Company relies, in part, on the assistance of area developers to identify and recruit franchisees, to assist in the development of a center, and to support franchisees' continuing operations. Most area development agreements specify a schedule for opening the respective "Precision" centers in the territory covered by the agreement. In the past, the Company has selectively agreed to extend or waive the development schedules for certain of our area developers and there can be no assurance that area developers will be able to meet their contractual development schedules. Although the Company also has added the resources to franchise directly in open areas, the development schedules of its area developers will remain a part of the basis of its expectations regarding the number and timing of new center openings. The Company has not been able to register its franchise offering in several states because of our poor balance sheet and operating history.

         The Company will depend on its area developers to work with the Company as the Company tries to expand its co-branding relationship with Getty Petroleum Marketing and other potential co-branding relationships in their territories. The Company has encountered some resistance from certain area developers to the introduction of the co-branding relationship in their areas. Certain area developers are concerned that a co-branding relationship will hurt sales in their area for the stores under their purview.

         Management believes that the Company has substantially resolved these concerns. However, there can be no assurance that the Company will not become subject to legal proceedings or otherwise expend its resources in connection with disputes concerning its ability to offer and sell Precision Tune Auto Care franchises in areas covered by Precision Tune Auto Care area sub-franchise agreements. It also may be difficult for the Company to enforce its area sub-franchise agreements or to terminate the rights of area sub-franchisees who fail to meet development schedules or other standards and requirements imposed by the Company, limiting its ability to develop the territories of such sub-franchisees. Any such disputes or difficulties could increase the costs of its operations or otherwise adversely affect its financial condition and results of operations. See "Business--Operations."

         Seasonal Nature of Portions of the Business. Seasonal changes may impact various sectors of its businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care and Precision Lube Express centers and obtain services. Severe winter weather and rainy conditions also can adversely impact its sale, installation and use of car wash equipment. The Company is controlled by its management, directors and principal shareholders.

         Control by Management and Principal Shareholders. As of September 17, 2001, its directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 50% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

         Franchising Regulations. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See "Business--Government Regulation." Its failure to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while the Company registers updates of its disclosure material with various states. Such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, its failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

         Environmental Regulation. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers used chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle were collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations. See "Business--Government Regulation."

         Risks of International Operations. International operations comprised approximately 20% of its consolidated net revenue during the fiscal year ended June 30, 2001. International operations are subject to risks such as currency exchange rate fluctuations, unique legal and regulatory requirements, political and economic uncertainties, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which different cultures do business, operating difficulties and other factors. The many difficulties and risks inherent in international operations could result in a material adverse impact on its business, financial condition and results of operations.

Executive Officers of Precision Auto Care, Inc.

     Louis M. Brown, Jr., age 58, was named President and Chief Executive Officer on August 4, 2000. He has been Chairman of Micros Systems, Inc. since January 1987.

     Robert R. Falconi, age 47, was named Vice President - Finance, Administration and Chief Financial Officer on September 6, 2000. From August 1998 until September 2000, he was Chief Financial Officer of Intellisys Technology Corporation. From October 1991 until August 1998, he was Chief Financial Officer of Planning Systems Incorporated.

     Frederick F. Simmons, age 39, became Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

     John T. Wiegand, age 39, became Senior Vice President - Franchise Operations in August 2000. From June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company's predecessor, as Director of Field Operations in August 1996. From January 1990 through August 15, 1996, Mr. Wiegand was Director of Sales and Product Management for Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

     John N. Tarrant, age 33, was named Controller in April 1999. Mr. Tarrant joined WE JAC Corporation, the Company's predecessor, as a Financial Analyst in September 1996.

     Kevin Bates, age 39, was named Vice President - Marketing and Advertising in October 1999. From January 1998 until October 1999, he was our Director of Field Operations. From February 1994 until January 1998, he was our Director of Sales and Product Management.

     Joel Burrows, age 44, was named Vice President -Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development. From September 1995 until December 1997, he was the PTAC Director of Technical Training/Research and Development.

     David J. Yakaitis, age 45, was named Vice President - Strategic Programs in August 2000. From March 1986 until August 2000, he was Operations Manager for Sunoco Marketing (Philadelphia, Pennsylvania).


Item 2.   Properties

     The Company's corporate headquarters are located in approximately 17,500 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2002.

     The Company conducts its HydroSpray car wash equipment manufacturing operations from a 40,000 square foot Company-owned facility located in Mansfield, Ohio.

     The Company conducts its Worldwide Drying Systems car wash drying equipment manufacturing operations from a 9,600 square foot leased facility outside of Denver, Colorado.

     The Company believes that the manufacturing facilities described above will provide the Company with sufficient manufacturing capacity for the foreseeable future.

     The Company's rental obligations on its headquarters and leased warehouse and manufacturing facilities was approximately $803,337 for the year ended June 30, 2001.

     In the opinion of management, the Company's current space is adequate for its operating needs.


Item 3.   Legal Proceedings

         The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Performance Concepts, Inc. and James E. Radcliffe vs. Precision Tune Auto Care,
------------------------------------------------------------------------------
Inc. (Circuit Court, 17th Judicial Circuit, Broward County, Florida, filed
----
May 4, 1998).

In response to PTAC's notice of termination of plaintiff's franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff's franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached an implied covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. On November 24, 1999, the court entered a default judgment against PTAC as a result of a finding that PTAC failed to comply with certain orders of the court and submitted the issue of damages to a jury. On March 21, 2000, a jury awarded plaintiff damages in the amount of approximately $841,000, which the Company has reserved for in its financial statements. PTAC has appealed the decision to the Fourth Circuit Court of Appeals on a number of grounds. PTAC filed its appellate brief on January 5, 2001. The Fourth Circuit Court of Appeals heard oral arguments on April 24, 2001 but has not issued a ruling as of the date of this report on Form 10-K.

Shanwar, Inc., Shanwar WA, Inc., et al. v. Precision Tune Auto Care, Inc.
-------------------------------------------------------------------------
(Superior Court of the State of Washington for the County of King, filed February 20, 1998).

Plaintiffs alleged that PTAC failed to disclose certain financial and other information and provided false financial information to plaintiffs in conjunction with the modification of the area representative agreement entered into between Shanwar WA and PTAC; that PTAC had not paid franchise fees due to plaintiff; that PTAC violated the Washington Franchise Investment Protection Act and the Consumer Protection Act; that PTAC breached the franchise contract and an implied covenant of good faith and fair dealing; and that PTAC made fraudulent misrepresentations in connection with the sale of plaintiff's area franchise agreement. On April 17, 1998, the parties reached a settlement; all parties signed a mutual release with an agreement for PTAC to pay $49,800 to Shanwar WA and sell Shanwar WA a Precision Tune franchise.

On May 11, 2000, the plaintiffs filed a new suit (Anwar Meherally, Shan
                                                  ---------------------
Meherally, A. M. Enterprises, Inc., Shanwar WA, Inc. and Car Tune, Inc. v.
-------------------------------------------------------------------------
Precision Auto Care, Inc., Precision Tune Auto Care, Inc., and PTW, Inc.,
-------------------------------------------------------------------------
Superior Court of the State of Washington for the County of King ) alleging that the 1998 settlement agreement is voidable because it was obtained through fraud, misrepresentation, and the malicious application of economic duress; that the defendants' actions constituted a failure to act in good faith as required by the Washington Franchise Investment Protection Act; that the defendants violated an implied covenant of good faith and fair dealing in both the area agreement and the settlement agreement; that the defendants' actions violate the Washington Franchise Investment Protection Act; and that the defendants used instrumentalities of interstate commerce in carrying out concerted actions. The plaintiffs seek damages in excess of $5 million (to be trebled under the Washington Franchise Investment Protection Act), attorneys' fees, rescission of the settlement agreement, injunctive relief prohibiting the defendants from stopping the payment of royalties to the plaintiffs under the area agreement and other relief. Instead of filing a counterclaim, on July 20, 2001, PTAC filed a separate lawsuit in the U. S. District Court, Eastern District of Virginia (Precision Tune Auto Care, Inc. v. Shanwar WA, Inc. et al., Civil Action No. 01-1151-A) alleging that the Meherallys and their corporations breached their franchise agreement, seeking damages and injunctive relief. In addition, the defendants in the Washington State action asserted affirmative defenses based on similar facts and allegations.

Lawrence W. Frakes, and Teresa K. Frakes v. William Grimaud, Grimaud
--------------------------------------------------------------------
Enterprises, Inc., Precision Tune Auto Care, Inc. F/D/B/A Precision Tune, Inc.
-----------------------------------------------------------------------------
(Circuit Court of Madison County, Alabama, filed November 3, 1997).

Plaintiffs allege defendants orally made false material representations about adequate capitalization, access to used equipment, support, and guarantees of expected earnings. Plaintiffs also allege defendants breached their agreement, violated the Deceptive Trade Practices Act of Alabama and participated in a civil conspiracy to defraud. Plaintiffs are seeking judgment for unspecified compensatory and punitive damages. On December 22, 1997, defendants William Grimaud and PTAC filed motions to dismiss. On April 26,2001, PTAC filed a second motion to dismiss. Following a hearing on August 24, 2000, the Court postponed indefinitely the motions to dismiss and ordered that trial begin on September 17, 2001.

Precision Tune Auto Care, Inc. v. Andhras Corporation, Rambal Anne, Babu Anne,
------------------------------------------------------------------------------
Chad Anne and Sunitha Anne, U. S. District Court, Eastern District of Virginia,
--------------------------
Alexandria Division, Civil Action No. 01-0095-A.

On January 19, 2001, PTAC filed suit against Andhras Corporation ("Andhras") and its stockholders for moneys owed under 6 franchise agreements totaling over $430,000. About May 17, 2001, Andhras and Rambal Anne filed an Answer and Counterclaim alleging that PTAC breached a settlement agreement that the parties signed in 1998 by converting a Lube Depot located within 1.5 miles of one of Andhras' franchised locations to a Precision brand center, violated the Indiana Franchise Deceptive Practice Act by operating a company-owned center within the exclusive territory of Andhras, and violated the franchise agreements by failing to take action against the owner(s) of 2 Precision Auto Care Centers located near Andrhas' franchised locations in Indiana. On June 27, 2001, PTAC filed an answer denying the allegations made in the Counterclaim.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center,
---------------------------------------------------------------------------
Inc.
---

A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations.

Paisa - Grobstein (CHP 7 TSTE) v. Precision Autocare, Inc.
----------------------------------------------------------

In May 2000, a subsidiary of the Company was named in a lawsuit seeking rescission, attorney's fees, injunctive relief and damages in excess of $5 million. This lawsuit alleges similar claims to a lawsuit that was previously dismissed, and the Company believes the claims are without merit. The parties had agreed to settle the matter for $37,500. On September 26, 2001, the court rejected this settlement. While an eventual settlement will require court approval, management believes that a settlement can be reached at an amount which approximates the original settlement amount.

Other than the Radcliffe case, the Company does not believe that any of the above litigation will result in material judgments against the Company. There can be no assurance, however, that these suits will ultimately be decided in its favor. Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations. Although the Company has a judgment against it in the Radcliffe case and the Company has reserved for that judgment, the Company believes that it will ultimately prevail against Radcliffe.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     The Company's common stock, par value $.01 per share ("Common Stock") is publicly traded on the National Association of Security Dealers Inc.'s OTC Bulletin Board and is quoted under the symbol "PACI." In May 2001, the NASDAQ delisted the Company's common stock from the NASDAQ Small Cap Market because the Company did not satisfy their listing requirements.

     As of September 17, 2001, there were 196 record holders of Common Stock. In addition, there were approximately 1,200 beneficial owners of the Company's Common Stock.

     The following table sets forth the high and low sales prices on Nasdaq and NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2001, and June 30, 2000, respectively. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the Company's debt agreement dated September 29, 2000, restrict the Company from paying any dividends without the written consent of the lender except for stock dividends or stock splits or any other corporate distribution which does not involve cash or property.

Fiscal Year ended June 30, 2001

          Quarter         High     Low
          -------         ----     ---
          First......     $ 1.688  $ 0.188
          Second.....       1.625    0.188
          Third......       1.281    0.250
          Fourth.....       0.750    0.510

Fiscal year ended June 30, 2000


          Quarter         High     Low
          -------         ----     ---
          First......     $ 5.500  $ 1.813
          Second.....       2.375    0.469
          Third......       2.000    0.969
          Fourth.....       1.313    0.656
  ______
Item 6.   Selected Financial Data       54

                                                  2001       2000       1999       1998       1997
                                               ---------  ---------   ---------   -------    ------
                                                    (amounts in thousands, except per share data)
Net sales.....................................  $  23,150  $  33,776  $ 44,769    $ 41,776  $  27,457
Net (loss) income ............................    (18,928)   (18,382)  (21,019)      1,228      1,255
Net EPS (diluted).............................  $   (2.38) $   (2.96) $  (3.43)   $   0.28  $    0.82
Total assets..................................  $  20,115     46,332    64,575      86,549  $  26,694
Total debt....................................     16,598     20,679    24,196      24,243      9,379
Cash dividends declared per common share(1)...  $      --  $      --  $     --    $     --  $      --

 _______
(1) In conjunction with the Company's initial public offering, in 1998 a cash dividend totaling approximately $360,000 was declared and paid to the former shareholders of WE JAC Corporation, but is not included in the per share amounts.

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

     The following table sets forth certain income statement items as a percentage of net revenue for the years ended June 30, 1999, 2000 and 2001.

                                              2001    2000    1999
                                              ----    ----    ----
Net revenue................................   100%    100%    100%
Direct cost................................    80      81      88
                                               --      --      --
Contribution...............................    20      19      12
General and administrative expense.........    20      11      16
Bad debt expense...........................    8       8       12
Depreciation and amortization expense......    12      10      8
Other operating expense                        1       15      9
Charge for impairment of goodwill..........    50      21      10
                                               --      --      --
Operating loss.............................   (72)    (46)    (44)
Other expense..............................   (11)    (8)      (5)
                                              ----    --      --
Loss before taxes..........................   (82)    (54)    (50)
Expense (benefit) for income taxes.........   ---       1      (3)
                                             -----   -----   -----
Net loss...................................   (82)%   (54)%   (47)%
                                             =====   =====   =====

     During fiscal year 2001, the Company continued experiencing cash flow difficulties. In an effort to return the Company to positive cash flow and profitability, the Board of Directors approved a series of initiatives by management which called for refinancing bank debt facilities, the disposition of certain assets and restructuring of the Company. That debt refinancing and sale of certain assets had a positive impact on cash flow and enabled the company to reduce past due trade payables. The Company will continue to divest itself from non-strategic businesses and assets.

     During fiscal year 2001, the Company made significant reductions to its payroll costs and cut costs in other areas as well. For example, one of the Company's manufacturing facilities, a plant in Cedar Falls, Iowa was closed down and its operations were consolidated with the Company's manufacturing facility in Mansfield, Ohio. The Company intends to sell the facility in Cedar Falls, Iowa to raise additional operating capital. The Company also replaced the management of the manufacturing facilities in an effort to operate the plants more profitably.

     The Company's core auto care and franchising business continues to benefit from an improved focus on unit economics, and in the field training programs. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

     In March 2000 the Company executed a strategic alliance and service agreement (the "Co-Branding Agreement") with Petro USA Incorporated ("Petro"), a subsidiary of Getty Petroleum Marketing Incorporated ("Getty"). In an effort to co-brand the proprietary marks of the before mentioned parties to this agreement, certain Getty service stations will be offered the opportunity to become Precision Tune Auto Care, Precision Lube Express, or Precision Auto Wash franchises. According to this agreement, Petro will present potential Getty sites to the Company for consideration for a Precision franchise and assist in the co-branding administration and development efforts of the acceptable sites. The parties to this agreement have initially selected 18 potential Getty sites for these co-branding efforts. At June 30, 2001, there were four (4) Getty sites that have become Precision Tune Auto Care Centers. The Company anticipates that several more Getty sites will become Precision Tune Auto Care Centers in FY2002. This agreement will continue for 10 years, unless all Precision franchises located at Getty service stations are terminated or the agreement is terminated. The Company expects this agreement to increase franchise fees, royalties and sales of modular buildings.

     These strategies combined with the debt restructuring actions and asset sales the Company has been pursuing are expected to improve cash flow. While the asset sales may reduce total revenues, nonetheless, the Company believes that it will be more profitable and improve cash flow from the remaining operations. The debt restructuring has occurred and the bank debt has been paid off as of September 29, 2000. The terms of the new debt do not require the Company to pay interest for one year or principal for three years. In September 2001, the Company was given an extension on the first interest payment due until July 1, 2002.

     On August 4, 2000, the Company hired Louis M. Brown Jr. as President and CEO. Concurrent with his hiring, Mr. Brown invested $750,000 into the company in exchange for 1,700,000 shares of common stock.

     In the event that the Company is unable to generate revenues sufficient to cover operating expenses or raise additional capital, the Company may be unable to satisfy its liabilities and therefore would be unable to sustain its operations at the current level, which could result in the Company, among other things, further reducing discretionary expenses and liquidating certain assets.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     Revenue. Revenue for the twelve months ending June 30, 2001 (FY01) was $23.2 million compared to $33.8 million for fiscal year 2000 (FY00), a decrease of $10.6 million or 31%. Franchising revenue, manufacturing revenue, and Company Center Operations were all lower than last year by the following amounts, $2.3 million, $5.3 million, and $3.0 million, respectively. Franchising revenues were $13.2 million in FY01 compared to $15.5 million in FY00, a 15% drop from the prior fiscal year. The decrease in franchise royalties was due primarily to the reduction in the number of stores in the Company's franchise system and the fact that there were fewer new stores sold at FY01 than in FY00. Manufacturing revenues decreased $5.3 million or 41% to $7.7 million in FY01 compared to $13.0 million in FY00. The decrease was due in part to a $2.1 million decline in the Company's car wash and modular building sales, $5.2 million in FY01 vs. $7.3 million in FY00. Also contributing to the decline in manufacturing revenue was the fact that the Company's auto parts and supplies sales were down $2.0 million or 77%, from $2.6 million in FY00 to $600,000 in FY01. Manufacturing revenues from Worldwide Drying Systems, which were $1.8 million in FY00, decreased by $700,000 or 39% to $1.1 million in FY01 and is attributed to management's decision to dispose of this entity. The Company's Mexican operation also experienced a $300,000 decline in manufacturing revenues from $1.1 million in FY00 to $800,000 in FY01, a 27% decrease. Company center revenues were $2.0 million in FY01, a decrease of $3.0 million from the prior year. This decrease was attributed to management's decision to sell the remainder of its company stores operated in the United States during FY01.

     Direct Costs. Direct Costs for the twelve months ended June 30, 2001 totaled $18.5 million, a $8.9 million or 33% decrease from the previous fiscal year of $27.4 million. Franchise expenses were $8.2 million, or a decrease of

$800,000 from the prior year. Manufacturing and distribution expenses decreased by $5.3 million, from $13.6 million in FY00 to $8.3 million in FY01, which is consistent with the overall decline in manufacturing and distribution revenue mentioned above. Company center operations costs decreased by $2.6 million or 55% as a result of the Company's decision to sell its company stores.

     General and Administrative Costs. General and administrative expense was $4.7 million for FY01, an increase of $900,000 or 24% compared with the $3.8 million for FY00. The increase is mainly attributed to significant legal expenses incurred during the year.

     Bad Debt Expense. Bad Debt expense was $1.8 million for FY01, a decrease of $900,000, or 33% compared with the $2.7 million in FY00, as a result of improved receivables management.

     Amortization and Depreciation Expense. Depreciation and amortization expense was $2.9 million for FY01 compared to $3.4 million for FY00. The $500,000, or 15% decrease was due to the fact that the company reduced capital expenditures and disposed of certain assets.

     Impairment of Goodwill. The Company recognized an $11.7 million charge to reduce the amount of goodwill attributed to prior acquisitions as well as reducing the goodwill that had been attributed to the Company's franchising business in the United States. Approximately $5.8 million of that impairment amount could be attributed to goodwill for the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record the impairment charge. The Company made a decision to record an impairment charge for goodwill of $700,000 on another of the Company's subsidiaries, Worldwide Drying Systems, Inc., which the Company has marketed for sale for close to a year. Discussions with potential buyers in conjunction with the declining revenues and profits made it clear that an impairment charge was appropriate. The Company hired new corporate counsel in February 2001. New counsel recommended that the company create a new corporate entity and transfer the Company's intellectual property and trademarks to that new entity so that the Company will be better able to gain approval from the various states to sell franchises with an entity unencumbered with the debt of the current entity. In June 2001, the Board of Directors approved this course of action. Management prepared a discounted cash flow analysis to determine if the carrying value of the franchise rights to be transferred to the new entity was in excess of its fair value. Upon completion of the analysis, management determined that a $5.2 million impairment charge was required to be recorded. In FY00, the Company recognized impairment charges aggregating $7.0 million.

     Other Operating Expenses. Other operating expenses were $300,000 in FY01, a decreased of $4.7 million or 94% compared to $5.0 million in FY00, due primarily to losses accrued during FY00 relating to the sale of properties and a legal judgment against the company.

     Operating Loss. The Company recognized an operating loss of $16.7 million in FY01 which represents an increase in the operating loss of $1.1 million which is a 7.7% increase over the FY00 loss of $15.5 million. This increase is due primarily to the increase in the impairment charge of $4.6 million and a decrease in the contribution margin of $1.7 million in addition to a $1.0 million increase in G&A costs. Conversely, there was a $4.7 million decrease in other operating expenses, a $800,000 decrease in bad debt costs and a $500,000 decrease in depreciation and amortization costs which offset this decline.

     Interest Expense. Interest expense was $2.7 million for FY01 and $2.6 million for FY00. The Company also recognized a $406,000 extraordinary gain which resulted from the renegotiation of one of the company's loans.

     Provision for Income Taxes. The provision for income taxes was $7,500 for the twelve months ending June 30, 2001, a decrease of $290,000 compared with the income tax expense of $297,000 for the twelve months ending June 30, 2000.

     Net Loss and Earnings Per Share. The Company recorded a loss of $18.9 million, or $2.38 per share, for the twelve months ending June 30, 2001 compared with a net loss of $18.4 million, or $2.96 per share, for the prior year.

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

     General and Administrative Expense. General and administrative expense was $3.8 million for the twelve months ending June 30, 2000, a decrease of $3.5 million, or 48%, compared with $7.3 million for the prior fiscal year. Professional fees relating to legal, accounting, and information support services were significantly lower this fiscal year compared with the prior year. Additionally, in an effort to reduce overhead expense the Company eliminated several senior management and support staff positions during 1999, resulting in severance payments of approximately $800,000.

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

     Other Operating Expenses. Other operating expenses in fiscal 2000 were $5.0 million. This represented a $1.0 million increase from the amount in 1999 or 25%. Other operating expenses include anticipated losses of approximately $3.7 million which represented the excess carrying value of assets, relating to the Company's car wash and lube operations and properties in excess of proceeds expected to be received from their sale. Also included in other operating expenses in fiscal year 2000 is approximately $1 million of litigation charges accrued during the fourth quarter of fiscal year 2000 as a result of a legal judgment imposed against the Company for a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The Company recorded $4.0 million of operating expenses during 1999. Those expenses in fiscal year 1999 consisted primarily of abandoned acquisitions, real estate taxes and lease buy-outs.

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

     Net Loss and Earnings Per Share. The Company recorded a loss of $18.4 million, or $2.96 per share, for the twelve months ending June 30, 2000, compared with net loss of $21.0 million, or $3.43 per share, for the prior year.

Liquidity and Capital Resources

     The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                          Twelve Months Ended June 30,
                                                         ------------------------------
                                                               2001          2000
                                                         -------------    -------------
Net cash (used in) provided by operating activities...     $(5,399,000)   $ 1,171,000
Net cash provided by investing activities.............       8,273,000      2,307,000
Net cash used in financing activities.................      (2,543,000)    (3,515,000)
                                                           -----------    -----------
Change in cash and cash equivalents...................     $   331,000    $   (37,000)
                                                           ===========    ===========

     Cash at June 30, 2001 was $344,000, an increase of $331,000 from $13,000 at June 30, 2000. During the year cash used in operating activities was $5.4 million which is partially attributable to decreases in accounts and notes receivable outstanding of $2.7 million, offset by a decrease in deferred revenue of $1.1 million, a decrease in accounts payable of $3.3 million, and an increase in inventory of $392,000. The net loss of $18.9 million has been adjusted for non-cash charges of $11.7 million for impairment of assets, $2.9 million for amortization and depreciation, $137,000 for payments of interest with stock in lieu of cash, $407,000 gain on debt extinguishment, and stock compensation of $69,000.

     Cash provided by investing activities during the year ended June 30, 2001 was $8.3 million. The inflow in the current year consisted of the sale of property and equipment, which was offset by capital expenditures of $329,000. The capital expenditures consisted mainly of internal computer hardware and software systems.

     Cash used in financing activities was $2.5 million. During FY01, the company received $11.3 million from a loan from two board members and approximately $1.0 million from the issuance of common stock. These proceeds along with the proceeds from the sale of assets were used to repay bank debt and mortgages of approximately $14.3 million.

     During fiscal year 2001, the Company was successful in obtaining a new source of financing. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for the period of three years. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that is due in September, 2001 until July 1, 2002.

          In addition to the credit facility with Precision Funding LLC, the Company has two outstanding subordinated debenture agreements. Under the terms of each subordinated debenture, payments of principal and interest on the subordinated debt may only be made by the Company if the Company has made all required payments to Precision Funding or is otherwise not in default under that credit facility.

         The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors. Originally due October 15, 1999, the maturity of the subordinated debenture was extended until September 30, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived defaults under the agreement through September 30, 2001.

          In February 2001, the Company renegotiated the terms of the subordinated debenture with the LLC composed of certain members of the Company's board of directors. Under the terms of the renegotiation, the LLC agreed to waive all of the $407,000 of interest that had been accrued to date. In exchange, the Company agreed to begin making payments to the Board LLC so that the Board LLC would be completely paid by May 2002. Precision Funding LLC agreed to the terms of the renegotiation.

          The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company's board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture has been extended to January 1, 2003. The holder also waived all debt covenants through January 1, 2003.

      On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%, amortized over a 20 year period and secured by four of the Company's car washes. This mortgage was repaid from the sale of the respective secured properties.

      On May 17, 1999, the Company executed nineteen promissory notes totaling $7.2 million, with FFCA Acquisition Corporation. Each note accrued interest at a rate of 9.9% per annum and would have matured on June 1, 2014 with the exception of one that had a maturity date of August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. During fiscal year 2001 the Company repaid all of this debt with proceeds from sales of car wash and lube centers (see discussion above).

      From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, the Company expects to be able to meet all of its financial obligations and be able to focus on growing its franchising operation and car wash manufacturing and modular building business and making all of them profitable.

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

Item 7a.   Quantitative And Qualitative Disclosure About Market Risks

     At June 30, 2001 the Company did not have market risk exposure as the terms of all of its financing were fixed. At June 30, 2000, the Company's major market risk exposure was to changing interest rates. The Company's only debt obligations that were sensitive to changes in interest rates was the Bank Facility. The Bank Facility's rate was

5.75% over LIBOR. However, subsequent to year end, the Company refinanced its debt at a fixed interest rate of 12% and was not subject to further interest rate fluctuations.

Item 8.   Financial Statements And Supplementary Data

Report of Independent Certified Public Accountants



To the Board of Directors and
Stockholders of Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheet of Precision Auto Care, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000, were audited by other auditors whose report dated September 8, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ Grant Thornton LLP

Vienna, Virginia

September 21, 2001

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                            2001              2000
                                                                                        ------------      -------------
                                 ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $    344,458      $     13,370
  Accounts receivable, net of allowance of $331,793 and $2,155,735
    Respectively.....................................................................      1,024,751         3,335,300
  Inventory, net of allowance of $213,770 and $600,000, respectively.................      1,792,462         1,400,651
  Notes receivable, net of allowance of $0 and $126,212, respectively................              -           153,260
  Other assets.......................................................................        211,970           132,013
  Refundable income taxes............................................................              -            71,774
  Assets held for sale...............................................................      1,329,293         8,067,443
                                                                                        ------------      ------------
       Total current assets..........................................................      4,702,934        13,173,811

Notes receivable, net of allowance of $0 and $70,993, respectively...................              -           276,000
Property, plant and equipment, at cost...............................................      5,364,233         6,580,295
  Less: Accumulated depreciation.....................................................     (3,003,787)       (2,719,341)
                                                                                        ------------      ------------
                                                                                           2,360,446         3,860,954
Goodwill and other intangibles, net of accumulated amortization of $15,665,423
 and $14,971,394, respectively.......................................................     13,019,849        28,939,600
Deposits and other...................................................................         32,087            81,224
                                                                                        ------------      ------------

       Total assets..................................................................   $ 20,115,316      $ 46,331,589
                                                                                        ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities...........................................   $  5,705,182      $ 11,633,783
  Board LLC note.....................................................................      1,551,946                 -
  Mortgage notes payable.............................................................              -           301,962
  Other notes payable- current.......................................................        543,576           552,209
  Deferred revenue...................................................................        380,148         1,478,533
                                                                                        ------------      ------------
       Total current liabilities.....................................................      8,180,852        13,966,487

Bank facility........................................................................              -         7,126,615
Credit facility with related party...................................................     10,736,573                 -
Subordinated debt....................................................................      3,586,960         5,586,960
Mortgage notes payable...............................................................              -         6,628,428
Other notes payable- non current.....................................................        179,081           482,936
Accrued interest on related party debt...............................................      2,173,827                 -
Deferred revenue and other...........................................................        144,039           264,174
                                                                                        ------------      ------------
       Total liabilities.............................................................     25,001,332        34,055,600
Commitments and contingencies:
Stockholders' equity (deficit):
  Common stock, $.01 par; 19,000,000 shares authorized; 9,149,308 and
    6,434,534 shares issued and outstanding, in 2001 and 2000, respectively..........         91,493            64,344
  Additional paid-in capital.........................................................     48,189,136        46,532,803
  Unearned restricted stock..........................................................        (48,126)         (130,922)
  Accumulated deficit................................................................    (53,118,519)      (34,190,236)
                                                                                        ------------      ------------
       Total stockholders' equity (deficit)..........................................     (4,886,016)       12,275,989
                                                                                        ------------      ------------
       Total liabilities and stockholders' equity (deficit)..........................   $ 20,115,316      $ 46,331,589
                                                                                        ============      ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For The Years Ended June 30,
                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
Revenues:
  Franchise development............................................  $    818,602    $    812,334    $  1,070,763
  Royalties........................................................    12,382,853      14,716,884      15,009,592
  Manufacturing and distribution...................................     7,721,684      12,996,508      21,093,997
  Company centers..................................................     2,006,133       5,010,546       7,420,157
  Other............................................................       221,321         239,562         174,960
                                                                     ------------    ------------    ------------
     Total revenues................................................    23,150,593      33,775,834      44,769,469
Total direct cost..................................................    18,516,489      27,441,732      39,604,293
                                                                     ------------    ------------    ------------
Contribution (exclusive of amortization shown separately
 below)............................................................     4,634,104       6,334,102       5,165,176
General and administrative expense.................................     4,708,882       3,791,779       7,288,107
Bad debt expense...................................................     1,772,992       2,654,871       5,580,565
Depreciation expense...............................................       962,562       1,387,007       1,503,169
Amortization of franchise rights and goodwill......................     1,905,926       1,979,394       1,982,367
Other operating expense............................................       292,845       5,036,095       4,003,906
Charge for impairment of goodwill..................................    11,672,380       7,028,592       4,677,762
                                                                     ------------    ------------    ------------
Operating loss.....................................................   (16,681,483)    (15,543,636)    (19,870,700)
Other income (expense):
  Interest expense.................................................    (2,695,121)     (2,613,257)     (2,615,076)
  Interest income..................................................        49,161          71,849         163,001
                                                                     ------------    ------------    ------------
     Total other expense...........................................    (2,645,960)     (2,541,408)     (2,452,075)
                                                                     ------------    ------------    ------------
Loss before income tax and extraordinary item......................   (19,327,443)    (18,085,044)    (22,322,775)
Provision (benefit) for income taxes...............................         7,500         296,980      (1,303,733)
                                                                     ------------    ------------    ------------
Loss before extraordinary item.....................................   (19,334,943)    (18,382,024)    (21,019,042)
Extraordinary gain, net of tax.....................................       406,660               -               -
                                                                     ------------    ------------    ------------
Net loss...........................................................  $(18,928,283)   $(18,382,024)   $(21,019,042)
                                                                     ============    ============    ============
Basic and diluted net loss per share before extraordinary
item...............................................................  $      (2.43)   $      (2.96)   $      (3.43)
Extraordinary item.................................................  $       0.05    $          -    $          -
Basic and diluted net loss per share...............................  $      (2.38)   $      (2.96)   $      (3.43)
Weighted average shares outstanding--Basic and Diluted.............     7,966,176       6,219,874       6,126,030

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Unearned
                                                                                      --------
                                                                   Additional        Restricted       Accumulated
                                                                   ----------        ----------       -----------
                                    Common Shares  Common Stock   Paid-in Capital       Stock           Deficit            Total
                                    -------------  -------------  ---------------       -----           -------            -----
Balance at June 30, 1998...........    6,120,543         61,205        45,682,551           --          5,210,830     50,954,586
Issuance of common stock...........       11,005            110            20,910           --                 --         21,020
Issuance of restricted stock.......           --             --           308,750     (308,750)                --             --
Restricted stock earned............           --             --                --       25,729                 --         25,729
Net loss...........................           --             --                --           --        (21,019,042)   (21,019,042)
                                       ---------        -------       -----------    ---------       ------------   ------------
Balance at June 30, 1999...........    6,131,548         61,315        46,012,211     (283,021)       (15,808,212)    29,982,293
Issuance of common stock...........      224,236          2,242           565,910           --                 --        568,152
Issuance of restricted stock.......       78,750            787           (45,318)      44,531                 --
Restricted stock earned............           --             --                --      107,568                 --        107,568
Net loss...........................           --             --                --           --        (18,382,024)   (18,382,024)
                                       ---------        -------       -----------    ---------       ------------   ------------
Balance at June 30, 2000...........    6,434,534        $64,344       $46,532,803    $(130,922)      $(34,190,236)  $ 12,275,989
Issuance of common stock...........    1,726,024         17,260           753,529           --                 --        770,789
Issuance of warrants...............           --             --           651,000           --                 --        651,000
Exercise of warrants...............    1,000,000         10,000           265,000           --                 --        275,000
Restricted stock earned............           --             --                --       69,489                 --         69,489
Restricted stock canceled..........      (11,200)          (112)          (13,196)      13,307                 --             --
Net loss...........................           --             --                --           --        (18,928,283)   (18,928,283)
                                       ---------        -------       -----------    ---------       ------------   ------------
Balance at June 30, 2001...........    9,149,308        $91,493       $48,189,136    $ (48,126)      $(53,118,519)  $ (4,886,016)
                                       =========        =======       ===========    =========       ============   ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          2001             2000            1999
                                                                      ------------     ------------    ------------
Operating activities:
Net loss...........................................................   $(18,928,283)    $(18,382,024)   $(21,019,042)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Charge for impairment of goodwill..............................     11,672,380        7,028,592       4,677,762
    Depreciation and amortization..................................      2,868,488        3,366,401       3,485,536
    Loss on disposal of assets held for sale.......................      1,221,137        3,451,229         497,596
    Stock issued in lieu of cash...................................         20,789                -               -
    Amortization of debt discount..................................        137,573                -               -
    Stock issued to satisfy interest due...........................              -          566,668               -
    Stock issued for compensation..................................         69,489          107,569               -
    Gain on debt extinguishment....................................       (406,660)               -               -
    Changes in operating assets and liabilities:
      Accounts and notes receivable................................      2,739,809        2,182,961       5,276,693
      Inventory....................................................       (391,811)       1,566,944       1,117,115
      Prepaid expenses, deposits and other.........................        (30,820)         (85,069)      1,785,536
      Refundable income taxes......................................         71,774        1,587,157               -
      Accounts payable and accrued liabilities.....................     (3,348,114)        (750,076)       (674,060)
      Deferred revenue, net........................................     (1,095,363)         530,737        (274,003)
                                                                      ------------     ------------    ------------
Net cash provided by (used in) operating activities................     (5,399,612)       1,171,089      (5,126,867)
Investing activities:
    Proceeds from sale of property and equipment...................      8,602,592        2,654,331       6,793,071
    Purchases of property and equipment............................       (329,345)        (347,011)     (2,208,072)
    Purchase of franchise agreements and rights....................              -                -      (1,122,359)
                                                                      ------------     ------------    ------------
Net cash  provided by investing activities.........................      8,273,247        2,307,320       3,462,640
Financing activities:
    Issuance of common stock.......................................        750,000            1,484               -
    Exercise of warrants...........................................        275,000                -               -
    Capital contribution...........................................              -                -          21,020
    Loan acquisition costs.........................................              -                -        (309,742)
    Repayments of bank facility....................................     (7,126,615)      (1,782,054)    (12,822,331)
    Proceeds from subordinated debt................................       (448,054)               -       5,586,960
    Proceeds from note payable.....................................     11,250,000                -               -
    (Repayments of) proceeds from mortgage notes and other
     notes payable.................................................     (7,242,878)      (1,734,636)      7,168,193
                                                                      ------------     ------------    ------------
Net cash used in financing activities..............................     (2,542,547)      (3,515,206)       (355,900)
                                                                      ------------     ------------    ------------
Net change in cash and cash equivalents............................        331,088          (36,797)     (2,020,127)
Cash and cash equivalents at beginning of year.....................         13,370           50,167       2,070,294
                                                                      ------------     ------------    ------------
Cash and cash equivalents at end of year...........................   $    344,458     $     13,370    $     50,167
                                                                      ============     ============    ============

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the three years in the period ended June 30, 2001


1.   Business Description and Financial Statement Presentation

     Precision Auto Care, Inc. (the "Company") is an international provider of automotive maintenance services, including specialized automotive care services, self-service and touch-less automatic car wash services, and fast oil change and lube services, which are conducted principally through franchise operations. These services are provided primarily under the Precision Tune Auto Care and Precision Lube Express brand names. The Company also distributes auto parts primarily to its affiliated business units and franchisees, and manufactures equipment which is sold primarily to third parties. Additionally, the Company assembles and sells modular automotive lubrication units, primarily to its Lube Express franchisees.

     The Company began business operations upon completion of its November 1997 Initial Public Offering ("IPO") of common stock. Concurrent with the IPO, nine companies were combined to create Precision Auto Care, Inc. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company made several other acquisitions and divestitures subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred a net loss of approximately $18.9 million for the year ended June 30, 2001 and has a working capital deficit of approximately $3.5 million as of June 30, 2001. On September 29, 2000, the Company obtained a new source of long-term debt financing that enabled it to repay its bank debt, certain mortgage debt and provide $2.5 million for working capital requirements (See Note 8). On September 17, 2001, the new lenders extended the due date of the interest due which was due on September 30, 2001 to July 1, 2002. In addition, a new CEO and CFO were appointed by the Board of Directors.

     In an effort to return the Company to profitability and improve cash flow, new management implemented a series of initiatives during FY01. These initiatives included selling certain assets, consolidating operations, and reducing payroll and other costs. Management believes that the sale of certain assets related to non-franchising activities and continued emphasis on the building of the franchising business and car wash and modular building manufacturing business will have a positive impact on future cash flow and reduce past due trade payables.

     The Company's core auto care and franchising business continues to benefit from an improved focus on unit economies, in the field training programs and co-branding strategies. The co-branding strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands. Additionally, the Company's car wash and modular building manufacturing businesses were consolidated during FY01 and have already shown improvement in operating profits. Hydrospray, the Company's car wash and modular building division, is focusing its efforts on increasing its marketing efforts and joint venture partners as part of its strategy to increase sales.

     Management believes that the actions noted above are sufficient to cover cash flow requirements for the next fiscal year.

2.   Summary of Significant Accounting Policies

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.


   Currency Translation

     The U.S. dollar is the functional currency for all the Company's consolidated operations, including its Mexican subsidiary whose economic environment is highly inflationary. All gains and losses from currency translation are included in earnings.


   Revenue Recognition

     Revenue from the sale of car wash equipment, modular automobile lubrication units, and parts is recognized when such units have been shipped to customers and the Company has performed on all obligations related to the sale, such as installation and assistance with site development.

     The Company's royalty revenue is recognized as earned and in accordance with specific terms of each agreement. At the end of each accounting period, royalty revenue estimates are made for the franchisee's revenue earned but not yet reported. The royalty accrual is adjusted in subsequent periods as a result of differences between franchisee's actual and estimated revenues. Such differences are generally not material to any period's financial statements.

     Revenue from the sale of a franchise is recognized upon the opening of the franchised center.

     The Company enters into domestic Area Developer Agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company's behalf, Precision Tune Auto Care franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of area development rights is deferred and recognized ratably over the terms of the Agreement, generally 10 years, as the Company's obligation under the Agreement does not depend significantly upon the number of franchises opened. Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

     Revenues from automobile oil change, lubrication and wash services are recognized at the time of service.


   Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less.


   Inventory

     Inventory is stated at the lower of cost or market. The cost of modular automotive lubrication units, car wash equipment, and car wash supplies is determined by the first-in, first-out (FIFO) method.

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets. The estimated useful lives are as follows:

                                                   Years
                                                   -----
     Building and leasehold improvements.......    11-30
     Furniture and fixtures....................      5-7
     Equipment.................................     7-10
     Other items...............................      5-7


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

     All of the Company's assets are located in the United States, except assets held for sale of approximately

 $770,000 related to Praxis, a subsidiary of the Company, which is located in Mexico.


   Advertising Costs

     The Company expenses all advertising costs as incurred. The Company incurred $1,047,786, $146,689 and $171,468 in advertising costs for the years ended June 30, 1999, 2000, and 2001, respectively.


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


   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company also applies the provisions of FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.


   Stock Based Compensation

     The Company generally applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and presents, in Note 11, pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied.

   New Accounting Pronouncement

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of SFAS 141 will not have a material impact on the financial position or the results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2003, however, earlier application is permitted. Management is currently evaluating the effects of this statement.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for obligations of a lessee in connection with leased property. Entities are required to recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal year 2003, however, earlier application is encouraged. The Company believes that the adoption of SFAS 143 will not have a material impact on the financial position or the results of operations of the Company.

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


4.   Inventory
      The components of inventory are as follows:

                                                              June 30,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
     Raw materials................................... $  927,679    $  979,777
     Work-in-process.................................    206,050       191,504
     Finished goods..................................    872,503       829,370
     Reserve for obsolete and unsaleable inventory...   (213,770)     (600,000)
                                                      ----------    ----------
                                                      $1,792,462    $1,400,651
                                                      ==========    ==========

Included in Assets held for sale is inventory having a net carrying value of $352,513 and $117,042, at June 30, 2001 and June 30, 2000, respectively.

5.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

                                                           June 30,
                                                  ---------------------------
                                                    2001            2000
                                                  --------         -------
     Land.......................................  $    127,275    $   127,276
     Building and leasehold improvements........       628,441      1,842,914
     Furniture and fixtures.....................     1,155,003      1,162,632
     Equipment..................................     2,696,294      2,919,552
     Other items................................       757,220        527,921
                                                       -------        -------
                                                     5,364,233      6,580,295
     Accumulated depreciation...................   (3,003,787)    (2,719,341)
                                                   -----------    -----------
     Property, plant and equipment, net.........   $ 2,360,446    $ 3,860,954
                                                   ===========    ===========

Included in Assets held for sale is Property, plant, and equipment having a net carrying value of $452,341 and $7,950,401, at June 30, 2001 and June 30, 2000,
respectively.

6.   Goodwill and Other Intangibles

     The significant components of goodwill and other intangibles are as follows:

                                                                            June 30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
   Franchise rights (WE JAC)...................................   $ 23,801,001    $ 29,133,533
   Goodwill from combination and subsequent acquisitions.......      4,108,709      14,202,747
   Other intangibles...........................................        775,568         574,714
                                                                  ------------    ------------
                                                                    28,685,278      43,910,994
   Accumulated amortization....................................    (15,665,423)    (14,971,394)
                                                                  ------------    ------------
   Goodwill and other intangibles, net.........................   $ 13,019,855    $ 28,939,600
                                                                  ============    ============

     During the years ended June 30, 2000 and 2001, the Company determined that it had impairments in the value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, as of June 30, 2000 and 2001, the Company recorded impairment charges of approximately $7.0 million and $11.7 million, respectively, to write off goodwill related to previous business acquisitions. See Note 15.


7. Income Taxes

     Income tax expense consists of the following items:

                                                                  Years Ended June 30,
                                                            --------------------------------
                                                             2001       2000         1999
                                                            ------   ---------   -----------
  Current tax expense (benefit)--federal and state.......   $7,500   $(108,585)  $(1,125,530)
  Deferred tax expense (benefit)--federal and state......        -     405,565      (178,203)
                                                            ------   ---------   -----------
     Total income tax expense............................   $7,500   $ 296,980   $(1,303,733)
                                                            ======   =========   ===========

     The effective tax rate differed from the statutory rate as follows:

                                                           Years Ended June 30,
                                                           --------------------
                                                           2001    2000    1999
                                                           ----    ----    ----
     Statutory federal rate..............................   (34)%   (34)%   (34)%
     Amortization of goodwill and other intangibles......    11      12      10
     State taxes.........................................    (5)      -      (7)
     Net operating loss for which there is no benefit....    28      23      26
                                                           ----    ----    ----
     Effective tax rate..................................     0%      1%     (5)%
                                                           ====    ====    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               June 30,
                                                       -------------------------
                                                           2001          2000
                                                       -----------    ----------
     Deferred tax assets:
         Net operating loss.........................   $10,100,000    $8,464,000
         Other......................................       129,000     1,057,000
                                                       -----------    ----------
                                                        10,229,000     9,521,000
     Valuation allowance for deferred tax assets....    10,229,000     9,521,000
     Net deferred tax assets, net of allowance......            --            --
                                                       -----------    ----------
     Net deferred taxes.............................   $        --    $       --
                                                       ===========    ==========

     Because of the substantial ownership changes subsequent to June 30, 2000 there may be severe limitations on the use of net operating losses which aggregate approximately $26.2 million at June 30, 2001.

8. Debt

  Bank Facility

     On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the "Loan Agreement" ) with its primary lender (the "Lender") at the time. The loan was a combination of a Line of Credit Loan and an Acquisition Line of Credit, and was secured by all the assets of the Company. At June 30, 2000, $7,126,615 was outstanding on the loan and the Company was not in compliance with certain financial covenants. Effective September 29, 2000, the Bank credit facility was repaid.

  Senior Debt

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was discharged and deemed advanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares.

  Subordinated Debt

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the statement of operations. Under the terms of the new agreement, the Company agreed to make monthly payments through May 2002. The effective interest rate for the new agreement was 8.68% per annum.

     On January 25, 1999, the Company consummated a subordinated debt financing with a shareholder/director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and was to mature on May 25, 1999, if not paid prior to that time. Interest and a one point origination fee were paid in shares of the Company's common stock valued at the closing price on the day prior the original principal due date. The principal and interest for the subordinated debenture may only be paid if the Company has made all required payments to the Senior Lender as set forth above and the Company is not in default on the Precision Funding credit facility. As of June 30, 2000, the Company had repaid $1.4 million of the debt. The Company received from the holder of $3.6 million in subordinated debt a waiver of existing events of default and an extension of the maturity date to April 15, 2001. Subsequent to June 30, 2000 and 2001 the Company received further extensions of the maturity date through September 30, 2001 and January 1, 2003, respectively.

Mortgage Notes Payable

     On March 8, 1999, the Company entered into a mortgage with Heartland Bank in the principal amount of $1,035,000 with an annual interest rate of 8.75%. This mortgage was subsequently paid off in December of 1999.

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which would have matured on August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. In the event of default the interest rate
would have increased to 18%.   On October 2, 2000 the mortgages were repaid.

     During the years ended June 30, 1999, 2000, and 2001, the Company paid interest of approximately $1,695,000, $2,613,000, and $779,000, respectively.

                                                                                          June 30,
                                                                                 ----------------------------
                                                                                     2001             2000
                                                                                 -----------      -----------
   Credit facility...........................................................    $11,250,000      $         -
   Bank facility line of credit..............................................              -        4,010,000
   Bank facility term loan...................................................              -        3,116,615
   Various notes and obligations payable in monthly installments at a weighted average interest rate of % collateralized
       by liens on vehicles and equipment....................................        722,657        1,035,146
   Board LLC note............................................................      1,551,946        2,000,000
   Director note.............................................................      3,586,960        3,586,960
   FFCA mortgage.............................................................              -        6,930,389
                                                                                 -----------      -----------
                                                                                  17,111,563       20,679,110
   Less: current maturities..................................................     (2,095,522)        (854,171)
            unamortized debt discount........................................       (513,427)               -
                                                                                 -----------      -----------
   Long-term portion.........................................................    $14,502,614      $19,824,939
                                                                                 ===========      ===========

     The future debt obligations with maturities in excess of one year as of June 30, 2001 are as follows:

                         Future
                         ------
                     Debt Maturities
                     ---------------
     2002..........      $ 2,095,522
     2003..........        3,669,365
     2004..........       11,332,168
     2005..........           14,508
                         -----------
                         $17,111,563
                         ===========

9. Lease Commitments

     At June 30, 2001, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 2002 and 2008, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $494,000, $373,483, and $314,939 is included in operating expenses for the year ended June 30, 1999, 2000, and 2001 respectively. Rent expense for service center locations of approximately $1,050,000,

$365,970, and $89,107 is recorded net of sublease income of $969,000, $158,507, and $87,240 for the years ended June 30, 1999, 2000, and 2001, respectively.

     The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 2001, are as follows:

                          Future Minimum    Sublease
                          Lease Payments     Income         Net
                          --------------   -----------   ----------
     2002..............       $1,168,000    $  955,000     $213,000
     2003..............          810,000       725,000       85,000
     2004..............          560,000       528,000       32,000
     2005..............          325,000       320,000        5,000
     2006..............          294,000       289,000        5,000
     Thereafter........          736,000       724,000       12,000
                              ----------    ----------     --------
                              $3,893,000    $3,541,000     $352,000
                              ==========    ==========     ========

10. Related Party Transactions

     The Company manages the operation of P. T. A. F., Inc. ("PTAF"), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PTAF, which is comprised of franchisee and Company personnel. The Company charged P.T.A.F., Inc. $563,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., for each of the three years in the period ended June 30, 2001. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 2000 and 2001, the net amounts due from P.T.A.F., Inc. were $46,863 and $44,181 respectively. These amounts are included in accounts receivable.

     On September 29, 2000, the Company issued senior debentures to Precision Funding, LLC, an entity created, owned, and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. ("Desarollo Integrado"), an entity controlled by Mr. Zambrano. Messrs. Kellar and Zambrano are members of the Board of Directors of the Company. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. See Note 8.

     On August 31, 2000, the Company also sold to Magna National Realty, LLC ("Magna National") four car washes and one combination car wash/lube center located in the Columbus, Ohio area for $1,800,000. Magna National is owned by George A. Bavelis (a director of the Company until his resignation on January 9, 2001), Ernest S. Malas (who served as a director of the Company from April 2000 until his resignation on November 7, 2000) and Effie L. Eliopulos (a director of the Company until her resignation in January 2000). As part of the sale, the Company also agreed to franchise the sites for five years without royalties so long as equipment manufactured by HydroSpray Car Wash Equipment Co., Ltd. ("HydroSpray"), a subsidiary of the Company, was used in their operations and to waive royalties on Precision Auto Wash franchises previously granted to Magna National or its affiliates for five years. In addition, the Company agreed to install at one of the car washes HydroSpray equipment having a value of $125,345. The fairness of the negotiated sales price was determined at the time of transaction by Charles L. Dunlap, then the Company's Chief Executive Officer, and later formally approved by a group of disinterested directors of the Company pursuant to the Company's conflict of interest policy.

     Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal years ended June 30, 2000 and 2001 did not exceed five percent of the firm's gross revenues.

     The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of $841,094 plus attorney's fees was entered against the Company. In connection with this matter, Arthur C. Kellar, a director of the Company, provided a letter of credit to permit the Company to post a bond during the pendency of the appeal. In exchange for his providing the letter of credit, the Company agreed to issue Mr. Kellar 25,000 shares of Common Stock pursuant to a letter agreement dated June 14, 2000.

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, a limited liability company organized and funded by 11 directors serving on the Board as of the time of the transaction, four of whom, Messrs. Allen, Ibrahim and Kellar and Ms. Caruthers, are current directors or nominees. The sole purpose of this subordinated debenture was to provide additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. Subsequent to June 30, 2000, Board LLC extended the maturity date to and waived all debt covenants with respect to defaults through September 30, 2001. On February 6, 2001, Board LLC agreed to extend the maturity date to May 1, 2002 and to revise the payment schedule as follows:

       . $100,000 is due and payable to the holder on the first of each month from March 1, 2001 through August 1, 2001;
       . $150,000 is due and payable to the holder on the first of each month from September 1, 2001 through March 1, 2002;
       . $200,000 is due and payable to the holder on the first of each month from April 1, 2002 through May 1, 2002; and
       . $125,000 is due and payable to the holder on May 1, 2002, which amount shall constitute any and all accrued interest on the principal amount.

11. Stockholders' Equity

  Common Stock

     In January 2000, the Company issued 120,000 shares to the holder of a subordinated debenture to satisfy interest due in the amount of $300,000.

     In June 2000, the Company issued 71,111 shares of common stock to the holders of a subordinated debenture to satisfy interest due in the amount of $266,667.

     During the fiscal year 2001, 26,024 share of common stock were issued to certain non-employee board members in lieu of cash compensation for attending board and committee meetings.

     On August 4, 2000, Lou Brown, Chief Executive Officer purchased 1,700,000 newly issued shares of common stock for $750,000 as a condition of his employment.

     On June 20, 2001, Arthur Kellar exercised a warrant to purchase 1,000,000 shares of common stock for $275,000.

    On July 17, 2001, Falcon Solutions, Ltd. exercised a warrant to purchase 1,000,000 shares of common stock for $275,000.

  Common Stock Option Plan

     In 1999, the Company's Board of Directors and the Company's stockholders approved the 1999 Employee Stock Option Plan (the "Option Plan") and reserved 600,000 shares for issuance under the Plan. On March 21, 2001 the Company's stockholders approved an amendment to increase the authorized shares under this plan to 1,600,000. Options available for future grant at June 30, 2001, under this plan were 810,000. Options reserved for issuance under predecessor plans consist of 400,000 related to the 1998 Employee Stock Option Plan and 175,000 related to shares of WE JAC Corporation common stock. Options available for future grant at June 30, 2001, under these plans were 372,500 and 198,000, respectively. The Compensation Committee of the Company's Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options. Options are granted at fair market value.

     During the fiscal year ended June 30, 2001, the Company repurchased options for the purchase of 173,000 shares of common stock (exercise prices of these options ranged from $2.375 to $10.25 per share) for $0.02 per share. The Company in turn granted the same participants options for the purchase of 173,000 shares which are immediately exercisable at an exercise price of $1.00 per share. The Company will apply variable accounting as called for by FIN 44 during the remaining life of these options and in doing so, measure compensation expense periodically when the value of the underlying common stock exceed the $1.00 exercise price.

     The Company applies APB 25 in accounting for its Stock Option Plan, and, accordingly, recognizes compensation expense for any difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 2001, 2000, and 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options, and (2) the fair market value of additional stock option grants in future years.

     The following table summarizes the Stock Option activity of the Company using a binomial model to estimate compensation expense as of the date the options were granted.

                                           2001          2000          1999
                                           ----          ----          ----
Compensation expense...............       $349,000     $502,000      $290,000
Risk free interest rate............  4.51% to 6.17%        6.00%         6.00%
Volatility factors.................         205.63%      138.70%       108.50%
Weighted-average expected life of
 the option (years)................              3      5 to 10       5 to 10

Dividend yield.....................           0.00%        0.00%         0.00%

     Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting period. The pro forma information is as follows:

                                             2001          2000            1999
                                             ----          ----            ----
Pro forma net loss...................   $(19,277,283)   $(18,883,901)   $(21,309,199)
Pro forma loss per share, basic......           2.42            3.03            3.48
Pro forma loss per share, diluted....           2.42            3.03            3.48

     A summary of the Company's stock option activity for the years ended June 30, are as follows:

                                           Shares        Weighted-Average
                                        Under Option      Exercise Price
                                        ------------      --------------
July 1, 1999.......................         750,600            $9.26
     Options granted...............         560,875             2.71
     Options exercised.............               -                -
     Options forfeited.............        (420,000)            8.55
June 30, 1999......................         891,475             5.48
     Options granted...............         139,400             1.25
     Options exercised.............            (625)            2.38
     Options forfeited.............        (271,475)            5.47
June 30, 2000......................         758,775             4.71
     Options granted...............         796,875             0.79
     Options exercised.............               -                -
     Options forfeited.............        (525,825)            3.97
June 30, 2001......................       1,029,825             1.73

  At June 30, 2001 and 2000, options for 473,200 and 386,818 shares, respectively, were exercisable. The average remaining contractual life of options outstanding at June 30, 2001 and 2000 was 9.03 years and 8.46 years, respectively. The weighted average grant date fair value per option for options granted in 2001 and 2000 was $1.08 and $1.27, respectively. The exercise price of options outstanding at June 30, 2001 ranged from $0.22 to $10.88 per share.

 Restricted Stock

  On March 31, 1999, the Company issued 130,000 shares of restricted stock to various employees and members of the Board of Directors. The Company's stock had a market value of $2.38 at that time. The restricted stock vests on the earlier of the third anniversary of the grant date or upon the price of the common stock
reaching target prices.   As of June 30, 2001, 32,500 shares, or 25% of the
130,000 shares issued, have vested and 30,000 were cancelled. The Company is recognizing the expense associated with this stock issuance over the three year vesting period.


12.   Employees' Savings Plan

  The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee's first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to contribute up to 15% of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees' contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2001 and 2000 were $31,000 and $40,000, respectively.

13.   Litigation

   The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. At that time, management and its legal counsel believed that there were ample grounds for seeking appellate remedies by which, if granted, would result in a new trial. Subsequent to such date, motions for a new trial were not granted, and in June 2000, the Company was required to post a surety bond to appeal the case. Management concluded, in consultation with the Company's new internal counsel, that such developments had adversely affected the assessment of the outcome of this matter. Accordingly, in the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict and estimated legal costs of approximately $1 million and has included such amount in other operating expense in the accompanying consolidated statement of operations. The Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

   A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations.

   In May 2000, a subsidiary of the Company was named in a lawsuit seeking rescission, attorney's fees, injunctive relief and damages in excess of $5 million. This lawsuit alleges similar claims to a lawsuit that was previously dismissed, and the Company believes the claims are without merit. The parties had agreed to settle the matter for $37,500. On September 26, 2001, the court rejected this settlement. While an eventual settlement will require court approval, management believes that a settlement can be reached at an amount which approximates the original settlement amount.

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

14.   Net Income per Share

  The following table sets forth the computation of basic and diluted net income per share.

                                                                                  Years Ended June 30,
                                                                     ------------------------------------------------
                                                                         2001              2000              1999
                                                                     ------------      ------------      ------------
  Numerator:
     Income before extraordinary gain.............................   $(19,334,943)     $(18,382,024)     $(21,019,042)
     Extraordinary gain...........................................        406,660                 -                 -
     Net income...................................................   $(18,928,281)     $(18,382,024)     $(21,019,042)

  Denominator:
     Denominator for basic and diluted EPS
       weighted-average-shares....................................      7,966,176         6,219,874         6,126,030
  Basic and diluted income per share before extraordinary gain....   $      (2.43)     $      (2.96)     $      (3.43)
  Extraordinary gain..............................................   $        .05      $          -      $          -
  Net income per share............................................   $      (2.38)     $      (2.96)     $      (3.43)

     The 1,029,825 stock options and 67,500 shares of restricted stock were not included in the fiscal year 2001 per share calculations because their effects would be anti-dilutive. The 758,775 stock options and 78,750 shares of restricted stock were not included in the fiscal year 2000 diluted net loss per share calculation because their effect would be anti-dilutive. The 891,475 stock options and 130,000 shares of restricted stock were not included in the fiscal year 1999 diluted net loss per share calculation because their effect would be anti-dilutive.

15.   Quarterly Sales and Earnings Data--Unaudited

  The following table presents the unaudited quarterly results for Precision Auto Care, Inc. and its subsidiaries for the years ending June 30, 1999 and 2000.

2001 Actual                               Q1            Q2            Q3              Q4              Totals
-----------                            --------      --------      --------       ---------          --------

Net sales...........................    $ 6,229       $ 5,498        $ 5,785          $  5,638       $ 23,150
Contribution........................        678           665          1,392             1,899          4,634
Loss before extraordinary item......     (2,664)       (2,107)        (1,271)       (A)(13,292)       (19,334)
Extraordinary item..................          -             -            407                 -            407
Net loss............................     (2,664)       (2,107)          (865)          (13,292)       (18,928)
Loss per share......................    $ (0.34)      $ (0.26)       $ (0.11)         $  (1.67)         (2.38)

2000 Actual                               Q1            Q2            Q3              Q4              Totals
-----------                            --------      --------      --------       ---------          --------

Net sales.........................      $10,101       $ 8,773        $ 7,387          $  7,515       $ 33,776
Contribution......................        1,860         1,883          1,512             1,079          6,334
Net loss..........................       (1,650)       (1,278)        (1,298)       (B)(14,156)       (18,382)
Loss per share....................      $ (0.28)      $ (0.21)       $ (0.21)         $  (2.26)         (2.96)

Note A: Includes goodwill impairment charges of approximately $11.7 million. During the fourth quarter of fiscal year 2001, the Company re-evaluated the carrying value of goodwill relating to its US domestic franchising business and its Mexico operations and determined that impairment charges of $5.2 million and $5.7 million, respectively, were required to be recorded in accordance with SFAS No. 121. Fair value in determining the impairment of such assets was based upon management's best estimate of future discounted cash flows and other available market information.

Note B: Includes $7.0 million impairment of goodwill and losses of $4.0 million related to the sale of certain assets. The Company determined there was an impairment of goodwill related to Hydro Spray and Worldwide Drying Systems. The Company determined that $5.2 million of Hydro Spray's goodwill should be charged off as an impairment of assets. Hydro Spray's revenues and expenses in fiscal year 2000 were $6.6 million and $7.4 million, respectively. In addition, the Company determined that $1.8 million of Worldwide Drying Systems' goodwill was impaired. Worldwide Drying Systems' revenues and expenses were $1.8 million and $1.5 million, respectively, in fiscal year 2000. The Company also accrued an anticipated loss of approximately $3.7 million which represented the excess carrying value of assets, relating to the Company's car wash and lube operations and properties in excess of expected proceeds. This loss has been included in other operating expenses in the accompanying consolidated statement of operations. The Company's car wash and lube operation revenues and expenses for fiscal year 2000 were $3.4 million and $3.2 million, respectively. Assets held for sale at December 31, 2000, relating to the aforementioned operations included inventory and property and equipment of approximately $117,000 and $7.9 million, respectively. The Company also accrued $1 million of expense associated with ongoing litigation in Florida.

                                  SCHEDULE II

  Valuation and Qualifying Accounts ($ Thousands)

                                    Balance @           Write-  Balance @           Write-  Balance @            Write-  Balance @
                                    ---------   ------- ------  ---------  -------  ------  ---------  -------   ------  ---------
        Description                  6/30/98   Expense   offs    6/30/99   Expense   offs    6/30/00   Expense    Offs    6/30/01
                                     -------   -------   ----    -------   -------   ----    -------   -------    ----    -------
Allowance for doubtful accounts....  (1,390)   (4,821)   4,131   (2,080)   (2,505)   2,429   (2,156)   (1,773)   1,823    (2,106)
Allowance for obsolete inventory...       -      (390)       -     (390)     (500)     290     (600)      (18)     405      (213)
Allowance for doubtful notes           (151)     (759)       -     (910)     (150)     863     (197)        -      197         -
 receivable........................
Valuation Allowance for deferred
 tax asset.........................       -    (5,837)       -   (5,837)   (3,684)       -   (9,521)     (708)       -   (10,229)
                                     --------------------------------------------------------------------------------------------
                                     ------
                                     (1,541)  (11,807)   4,131   (9,217)   (6,839)   3,582  (12,474)   (2,499)   2,425   (12,548)
                                     ======   =======    =====   ======    ======    =====  =======    ======    =====   =======


Item 9.   Changes In Registrant's Certifying Accountant

   On November 8, 2000, the Registrant dismissed the accounting firm of Ernst & Young LLP as its independent auditors effective November 8, 2000. On November 9, 2000, the Registrant received a letter from Ernst & Young LLP confirming that the client-auditor relationship between the Registrant and Ernst & Young LLP had ceased.

   Ernst & Young LLP's reports on the Registrant's financial statements for the past two fiscal years have contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to audit scope or accounting
principles.   However, Ernst & Young LLP's report dated October 8, 1999 with respect to the Registrant's financial statements for the year ended June 30, 1999 was modified as to uncertainty about the Registrant's ability to continue as a going concern. Ernst & Young LLP noted a material weakness and a reportable condition in internal control in conducting their audit for the year ended June 30, 1999 which it described in a management letter to the Registrant's Audit Committee dated October 8, 1999. The letter received from Ernst & Young LLP noted a material weakness in internal control related to the Registrant's inability to prepare timely financial statements and a reportable condition in internal control related to transactions of subsidiaries of the Registrant that were unrecorded or recorded incorrectly. Ernst & Young LLP did not issue a management letter in connection with their audit of the Registrant's June 30, 2000 financial statements.

   In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended June 30, 2000, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which would have caused Ernst & Young LLP to make reference in their report to such disagreements if not resolved to their satisfaction.

   On November 8, 2000, the Registrant's Audit Committee and Board of Directors approved the decision to change independent auditors from Ernst & Young LLP to Grant Thornton LLP.

   The Registrant has provided Ernst & Young LLP with a copy of this disclosure and requested that Ernst & Young LLP furnish the Registrant with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. A copy of the Ernst & Young LLP letter dated November 13, 2000 addressed to the Commission is filed as Exhibit 1 in the Company's Form 8-K filed on November 14, 2000.

   On November 8, 2000, the Registrant engaged Grant Thornton LLP as its new independent accountants for the fiscal year ending June 30, 2001.

   Prior to November 8, 2000, the Company had not consulted with Grant Thornton LLP on items which involved the Company's accounting principles or the type of audit opinion to be issued on the Company's financial statements, but did discuss with Grant Thornton LLP its engagement fees and standard engagement terms for serving as the Registrant's auditors.

                                    PART III

Item 10.   Directors And Executive Officers Of The Registrant

   The required information on directors will be contained in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-K. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Precision Auto Care, Inc."


Item 11.   Executive Compensation

   The required information will be set forth under "Executive Compensation" and "Report of the Organization and Compensation Committee on Executive Compensation" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-K.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The required information will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-K.


Item 13.   Certain Relationships and Related Transactions

   The required information will be set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-K.

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

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

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

10.2 Employee Stock Purchase Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-49097), filed April 1, 1998, is incorporated herein by reference.

10.3 Employee Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47169), filed March 2, 1998, is incorporated herein by reference.

10.4 Subscription and Stock Purchase Agreement dated as of March 31, 1998, by and among the Company, Precision Auto Care Mexico I, S. de R.L. de C.V., and Promotora de Franquicias Praxis, S.A. de C.V., included as an exhibit to the Company's Current Report on Form 8-K, filed April 15, 1998, is incorporated herein by reference.

10.5 Employment Agreement with Louis M. Brown, Jr. dated August 4, 2000, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference. .

10.6 Subordinated Debenture Agreement with Board LLC, dated October 15, 1998, included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.7 1998 Employee Stock Purchase Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.8 1998 Outside Directors' Stock Option Plan included as an exhibit to the Company's Quarterly Report on Form 10-Q, filed February 16, 1999, is incorporated herein by reference.

10.9 1999 Employee Stock Option and Restricted Stock Plan, included as Exhibit A to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held on May 25, 1999, is incorporated herein by reference.

10.10 Loan Renewal and Security Agreement dated as of October 1, 2000 between the Company and Precision Funding, LLC, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.11 Agreement dated August 3, 2000 between the Company and Louis M. Brown, Jr., included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.12 Agreement dated August 3, 2000 among the Company, Arthur Kellar and Desarollo Integrado, S.A. de C.V., included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference

10.13 Subordinated Debenture dated August 4, 2000 between the Company and Arthur Kellar, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.14 Subordinated Debenture dated August 4, 2000 between the Company and Desarollo Integrado S. A. de C. V, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.15 Letter Agreement dated June 14, 2000 between the Company and Arthur Kellar, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.16 Registration Rights Agreement dated August 4, 2000 among the Company, Louis M. Brown, Jr., Arthur Kellar and Desarollo Integrado, S. A. de C.
       V. , included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

21*    Significant Subsidiaries of the Company.

23.1*  Consent of Grant Thornton LLP, Independent Auditors.

23.2*  Consent of Ernst & Young LLP, Independent Auditors.

24*    Powers of Attorney.

99.1* Report of Grant Thornton LLP, Independent Auditors, on Supplemental Information.

99.2*  Report of Ernst & Young LLP, Independent Auditors.

* Filed herewith

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.


                                          Precision Auto Care, Inc.


                                             /s/ LOUIS M. Brown, JR.
                                             -----------------------
                                 By:_
                                                Louis M. Brown, Jr.
                                       President and Chief Executive Officer
                                             (Duly Authorized Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                     Title                           Date
      -------------------------------              -----------------------         ----------------------


         /s/ Louis M. Brown, Jr.                 President, Chief Executive           September 28, 2001
         -----------------------                 Officer and Director
                                                 (Principal Executive Officer)
           Louis M. Brown, Jr.


          /s/ Robert R. Falconi                  Senior Vice President and Chief      September 28, 2001
          ---------------------                  Financial Officer (Principal
                                                 Financial Accounting Officer)
            Robert R. Falconi