Form 10-Q
period 2001-09-30
PRECISION AUTO CARE INC
filed 2001-11-14
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from July 1, 2001 to September 30, 2001

                        Commission file number 0-29478

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

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,149,308 shares of Common Stock as of October 31, 2001.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I:        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)

               General Information.............................................................................   3

               Consolidated Balance Sheets as of September 30, 2001 and
               June 30, 2001...................................................................................   4

               Consolidated Statements of Operations for the three months
               ended September 30, 2001 and 2000...............................................................   5

               Consolidated Statements of Cash Flows for the three months
               ended September 30, 2001 and 2000...............................................................   6

               Notes to the Consolidated Financial Statements..................................................   7

               Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................................  10

               Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........................  13

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings...................................................................  13

               Item 2.     Changes in Securities...............................................................  14

               Item 3.     Defaults Upon Senior Securities.....................................................  14

               Item 4.     Submission of Matters to a Vote of Security Holders.................................  15

               Item 5.     Other Information...................................................................  15

               Item 6.     Exhibits or Reports on Form 8-K.....................................................  16

               Signatures......................................................................................  16

                          FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company's 10-K filing for the year ending June 30, 2001 under the caption "Business--Risk Factors," general economic and business and market conditions, changes in federal and state laws and increased competitive pressure in the automotive after-market services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General Information

     Precision Auto Care, Inc. ("PACI" or the "Company") is a provider of automotive maintenance services with both franchised and company-operated centers located in the United States and in certain foreign countries. At September 30, 2001, the Company had 55 employees. Its services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly. The Company offers these services through four brands that are intended to be complementary:

     . Precision Tune Auto Care ("PTAC") provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At September 30, 2001, these services were provided at 620 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company.

     . Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, the Company believes that operations commence more quickly and with less capital investment than is the case for many competitors. At September 30, 2001, there were 16 Precision Lube Express centers owned and operated by franchisees. In the future, the Company intends to grow this part of the business primarily through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

     . Through HydroSpray Car Wash Equipment, Co., Ltd., one of its indirectly owned subsidiaries, the Company manufactures, distributes and sells car wash equipment. It also manufactures and installs the modular building and equipment system used by Precision Lube Express centers. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle.

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

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,     June 30,
                                                                                 -------------     --------
                                                                                     2001            2001
                                                                                 ------------    ------------
                                                                                 (Unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $         --    $    344,458
     Accounts receivable, net of allowance of $351,265 and $331,793
        Respectively .........................................................      1,246,961       1,024,751
     Inventory, net of allowance of $184,807 and $213,770, respectively ......      1,776,811       1,792,462
     Other assets ............................................................        137,398         211,970
        Assets held for sale .................................................      1,405,479       1,329,293
                                                                                 ------------    ------------
          Total current assets ...............................................      4,566,649       4,702,934

Property, plant and equipment, at cost .......................................      5,396,343       5,364,233
     Less: Accumulated depreciation ..........................................     (3,195,909)     (3,003,787)
                                                                                 ------------    ------------
                                                                                    2,200,434       2,360,446
Goodwill and other intangibles, net of accumulated amortization of $15,585,071
   and $15,665,423, respectively .............................................     11,855,140      13,019,849
Deposits and other ...........................................................         32,087          32,087
                                                                                 ------------    ------------

          Total assets .......................................................   $ 18,654,310    $ 20,115,316
                                                                                 ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities ................................   $  5,915,520    $  5,705,182
     Related party payable- Board LLC ........................................      1,233,690       1,551,946
     Other notes payable- current ............................................        348,611         543,576
     Deferred revenue ........................................................        487,627         380,148
                                                                                 ------------    ------------
          Total current liabilities ..........................................      7,985,448       8,180,852

Credit facility with related party ...........................................     10,785,808      10,736,573
Subordinated debt ............................................................      3,586,960       3,586,960
Other notes payable- non current .............................................        153,149         179,081
Accrued interest on related party debt .......................................      2,618,937       2,173,827
Deferred revenue and other ...................................................          6,500         144,039
                                                                                 ------------    ------------
          Total liabilities ..................................................     25,136,802      25,001,332
Commitments and contingencies:
Stockholders' equity (deficit):
     Common stock, $.01 par; 19,000,000 shares authorized; 10,149,308 and
        9,149,308 shares issued and outstanding ..............................        101,493          91,493
     Additional paid-in capital ..............................................     48,454,136      48,189,136
     Unearned restricted stock ...............................................        (32,085)        (48,126)
     Accumulated deficit .....................................................    (55,006,036)    (53,118,519)
                                                                                 ------------    ------------
          Total stockholders' deficit ........................................     (6,482,492)     (4,886,016)
                                                                                 ------------    ------------
          Total liabilities and stockholders' equity .........................   $ 18,654,310    $ 20,115,316
                                                                                 ============    ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                         September 30,
                                                                         -------------
                                                                      2001           2000
                                                                  (Unaudited)    (Unaudited)
                                                                  -----------    -----------
Revenues:
      Franchise development                                       $        --    $   135,337
      Royalties                                                     3,023,247      3,343,944
      Manufacturing and distribution                                2,276,818      1,901,376
      Company centers                                                 424,703        810,609
      Other                                                            68,628         37,520
                                                                  -----------    -----------

      Total revenues                                                5,793,396      6,228,787

Direct costs:
      Royalties                                                     2,482,896      3,382,701
      Manufacturing and distribution                                1,927,324      2,167,709
                                                                  -----------    -----------

      Total direct cost                                             4,410,220      5,550,410
                                                                  -----------    -----------

Contribution (exclusive of amortization shown separately
      below)                                                        1,383,176        678,377
General and administrative expense                                  1,367,753      1,590,232
Depreciation expense                                                  212,384        298,972
Amortization of franchise rights and goodwill                         370,392        493,377
Charge for impairment of goodwill                                     793,212             --
                                                                  -----------    -----------

Operating loss                                                     (1,360,565)    (1,704,204)
Other income (expense):
      Interest expense                                               (527,828)      (942,551)
      Interest income                                                   4,876         10,281
      Other                                                            (4,000)       (56,104)
                                                                  -----------    -----------

      Total other (expense)                                          (526,952)      (988,374)
                                                                  -----------    -----------

Loss before income tax expense                                     (1,887,517)    (2,692,578)
(Benefit) provision for income taxes                                       --        (28,719)
                                                                  -----------    -----------

Net loss                                                          $(1,887,517)   $(2,663,859)
                                                                  ===========    ===========

Basic and diluted net loss per share                              $     (0.19)   $     (0.36)
Weighted average shares outstanding--Basic and Diluted              9,905,984      7,428,810

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                  September 30,
                                                                  -------------
                                                               2001            2000
                                                           ------------    ------------
                                                           (Unaudited)      (Unaudited)
Operating activities:
Net loss.................................................. $ (1,887,517)   $ (2,663,859)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:

   Depreciation and amortization..........................      582,776         792,349
     Amortization of debt discount........................       49,235              --
     Stock issued for compensation........................       16,041              --
     Charge for impairment of goodwill....................      793,212              --
     Services received in exchange for stock..............           --          39,491
     Changes in operating assets and liabilities:
       Accounts and notes receivable......................     (222,210)       (320,404)
       Inventory..........................................       15,651         294,705
       Other assets.......................................       74,573        (180,792)
       Assets held for sale...............................      (95,344)             --
       Accounts payable and accrued liabilities...........      655,449        (261,686)
       Deferred revenue and other.........................      (30,061)       (169,450)
                                                           ------------    ------------

Net cash used in operating activities.....................      (48,195)     (2,469,646)
Investing activities:
   Purchases of property and equipment....................      (32,110)             --
   Sale of property and equipment.........................           --       6,700,000
                                                           ------------    ------------

Net cash (used in) provided by investing activities.......      (32,110)      6,700,000
Financing activities:
   Issuance of company stock..............................      275,000         750,000
   Repayments of bank facility............................           --      (8,362,843)
   Proceeds from note payable.............................           --      11,250,000
   Repayments of subordinated debt........................     (318,256)             --
   Repayment of mortgage notes and other notes payable....     (220,897)     (4,852,369)
                                                           ------------    ------------

Net cash used in financing activities.....................     (264,153)     (1,215,212)
                                                           ------------    ------------

Net change in cash and cash equivalents...................     (344,458)      3,015,142
Cash and cash equivalents at beginning of year............      344,458          13,370
                                                           ------------    ------------

Cash and cash equivalents at end of period................ $         --    $  3,028,512
                                                           ============    ============

                            See accompanying notes.

                  Precision Auto Care, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K for the year ended June 30, 2001.

     Unless the context requires otherwise, all references to the Company herein mean Precision Auto Care, Inc. and those entities owned or controlled by Precision Auto Care, Inc.

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current period presentation.

Note 2 - New Accounting Pronouncements

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. Management intends to adopt SFAS No. 142 for fiscal year 2003.

Note 3 - Earnings Per Share

     The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. The weighted average number of shares outstanding related to the stock options and warrants at September 30, 2001 was 1,059,825. For the three months ended September 30, 2001 and 2000, the assumed exercises of the Company's outstanding stock options is not included in the calculation as the effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net
(loss) per share.

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                            2001                  2000
                                                            ----                  ----
Earnings per share computation - basic and diluted
    Net loss ........................................   $(1,887,517)           $(2,663,859)
    Weighted average shares outstanding .............     9,905,984              7,428,810

Net loss per share- basic and diluted ...............   $     (0.19)           $     (0.36)

Note 4 - Inventory

     The components of inventory are as follows:

                                                         September 30,    June 30,
                                                              2001          2001
                                                              ----          ----
     Raw materials ....................................   $ 1,099,761    $   927,679
     Work-in-process ..................................       131,658        206,050
     Finished goods ...................................       730,199        872,503
     Reserve for obsolete and unsaleable inventory ....      (184,807)      (213,770)
                                                          -----------    -----------

                                                          $ 1,776,811    $ 1,792,462

Note 5 - Debt

   Bank Facility

     On November 12, 1997, the Company entered into a $25 million Loan and Security Agreement (the "Loan Agreement") with its primary lender (the "Lender") at the time. The loan was a combination of a Line of Credit Loan and an Acquisition Line of Credit, and was secured by all the assets of the Company. At June 30, 2000, $7,126,615 was outstanding on the loan and the Company was not in compliance with certain financial covenants. Effective September 29, 2000, the Bank credit facility was repaid.

    Senior Debt

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares.

     On October 26, 2001, Precision Funding, LLC assigned its interest in the Company's trademarks, franchise agreements, and certain other assets to Precision Franchising, LLC. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding, LLC as collateral security for the loan dated September 29, 2000.

   Subordinated Debt

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to

November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the March 2001 statement of operations. Under the terms of the new agreement, the Company agreed to make monthly payments through May 2001. The effective interest rate for the new agreement was 8.68% per annum.

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

Mortgage Notes Payable

     On May 17, 1999, the Company executed nineteen promissory notes totaling $7,204,000, with FFCA Acquisition Corporation. Each note accrues interest at a rate of 9.9% per annum and matures on June 1, 2014 with the exception of one which would have matured on August 1, 2004. Principal and interest payments were due in monthly installments that commenced on July 1, 1999. Each note was secured by mortgages on properties. In the event of default the interest rate would have increased to 18%. On October 2, 2000, the mortgages were repaid.

Note 6 - Contingencies

     The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys' fees was entered against the Company. At that time, management and its legal counsel believed that there were ample grounds for seeking appellate remedies by which, if granted, would result in a new trial. Subsequent to such date, motions for a new trial were not granted, and in June 2000, the Company was required to post a surety bond to appeal the case. Management concluded, in consultation with the Company's new internal counsel, that such developments had adversely affected the assessment of the outcome of this matter. Accordingly, in the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict and estimated legal costs of approximately $1 million and included such amount in other operating expense in the consolidated statement of operations. The Company is vigorously appealing the judgment. However, it is not possible to predict whether the appeal will be successful. If the appeal is not successful, payment of the judgment would have a material adverse impact on the liquidity of the Company.

     A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations.

     In December 2000, the Company was named in a lawsuit seeking $15,000,000 damages arising out of a 1998 acquisition agreement. In August 2001, the parties agreed to settle the matter for $37,500, with the Company retaining the right to proceed against collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, subject to court approval. On September 26, 2001, the court rejected this settlement. While an eventual settlement will require court approval, management believes that a settlement can be reached at an amount which approximates the original proposed settlement.

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

     The Company has recorded reserves for litigation based on management's best judgment. Except as discussed above with respect to the Florida matter, management is of the opinion that the ultimate liability in respect of litigation is not likely to have a material impact on the Company's financial position and results of operations.

Note 7 - Segment Information

     For the quarter ended September 30, 2001, the Company has implemented the provision of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the Chief Operating Decision Maker began evaluating the Company's operations along its two business lines: Automotive Care Franchising and Manufacturing and Distribution.

     A summary of the segment financial information is as follows:

                                                     Three Months Ended September 30,
                                                     --------------------------------

                                                         2001               2000
                                                         ----               ----
     Revenues:

     Automotive Care Franchising .............       $  3,023,247       $  3,479,282
     Manufacturing & Distribution ............          2,276,818          1,901,376
                                                     ------------       ------------
     Total segment revenues ..................          5,300,065          5,380,658
     Other ...................................            493,331            848,129
                                                     ------------       ------------
     Total revenues ..........................       $  5,793,396       $  6,228,787
                                                     ============       ============


     Contribution:

     Automotive Care Franchising .............       $    931,494       $    957,680
     Manufacturing & Distribution ............            349,494           (266,333)
                                                     ------------       ------------
     Total segment contribution ..............          1,280,988            691,347
     Other ...................................            102,188            (12,970)
                                                     ------------       ------------
     Total contribution ......................       $  1,383,176       $    678,377
                                                     ============       ============

     Total assets:

     Automotive Care Franchising .............       $ 14,606,598       $ 37,212,685
     Manufacturing & Distribution ............          4,047,712          3,589,014
                                                     ------------       ------------

              Total assets ...................       $ 18,654,310       $ 40,801,699
                                                     ============       ============


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

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Summary (in thousands)

                                               2001     %      2000      %
                                               ----     -      ----      -
Automotive car franchising revenue ........  $ 3,023    52    $ 3,479    56
Manufacturing & distribution revenue ......    2,277    39      1,901    31
Other .....................................      493     9        849    14
                                             -------   ---    -------   ---
Total revenues ............................  $ 5,793   100%   $ 6,229   100%
                                             =======          =======
Automotive care franchising direct cost....  $ 2,092    36    $ 2,521    40
Manufacturing & distribution direct cost...    1,927    33      2,168    35

Other ..................................       391          7         861         14
                                           -------    -------     -------    -------
Total direct cost ......................   $ 4,410         76     $ 5,550         89
                                           =======                =======
General and administrative .............     1,368         24       1,590         26
Charge for impairment of goodwill ......       793         14          --          0
Operating (loss) .......................    (1,361)       (10)     (1,704)       (27)

Revenue. Total revenues for the three months ending September 30, 2001 was $5.8 million, a decrease of approximately $436,000, or 7%, compared with total revenues of $6.2 million for the corresponding period of the prior year.

Automotive care franchising revenue for the three months ending September 30, 2001 was $3.0 million, a decrease of approximately $456,000, or 13%, compared with automotive care revenues of $3.5 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in royalty revenues of $321,000 and franchising revenue of $135,000. Royalty revenues were down as a result of fewer franchise centers from the prior year. The decrease in franchising revenue is the result of fewer franchise and area sales.

Manufacturing and distribution revenue for the three months ending September 30, 2001 was $2.3 million, an increase of approximately $376,000, or 20%, compared with manufacturing and distribution revenues of $1.9 million for the corresponding period of the prior year. The increase in manufacturing and distribution revenue is the result of increased sales in its car wash manufacturing subsidiary.

Other revenue for the three months ending September 30, 2001 was $493,000, a decrease of approximately $356,000, or 42%, compared with automotive care revenues of $849,000 for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from Company stores of $386,000. The decrease in company store revenues is a result of the disposition of all domestically owned car care centers. These decreases were partially offset by an increase in other income of $30,000.

Direct Cost. Total direct costs for the three months ending September 30, 2001 totaled $4.4 million, a decrease of $1.1 million or 21%, compared with $5.5 million for the corresponding period of the prior year.

Automotive care franchising direct costs for the three months ending September 30, 2001 totaled $2.1 million, a decrease of $429,000 or 17%, compared with $2.5 million for the corresponding period of the prior year. The decrease is attributable to cost decreases in royalty of $303,000 and franchise development of $127,000. This is consistent with the lower sales the Company has experienced in royalty and franchise development.

Manufacturing and distribution direct costs for the three months ending September 30, 2001 totaled $1.9 million, a decrease of $241,000 or 11%, compared with $2.2 million for the corresponding period of the prior year. This is the primary result of the cost reduction initiatives taken in manufacturing and distribution.

Other direct costs for the three months ending September 30, 2001 totaled $391,000, a decrease of $470,000 or 55%, compared with $861,000 for the corresponding period of the prior year. The decrease is attributable to cost decreases in company centers of $445,000 and other of $25,000. This is consistent with the lower sales the Company has experienced in company centers.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ending September 30, 2001, a decrease of $222,000 or 14%, compared with $1.6 million for the quarter ending September 30, 2000, principally a result of cost reduction initiatives.

Impairment of Goodwill. The Company recognized a $793,000 impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record the impairment charge.

Operating (Loss). The Company recorded an operating loss for the three months ending September 30, 2001 of $1.4 million, which represents a decrease in operating loss of $343,000 or 20% compared with an operating loss of $1.7 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

     Cash at September 30, 2001 was $0. This was a decrease of $344,458 from June 30, 2001. During the period, cash used to fund operations was $48,000. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets.

     Cash used in investing activities for the three months ended September 30, 2001 was $32,000. The cash used in investing activities was primarily the result of purchases of property and equipment.

     Cash used in financing activities for the three months ended September 30, 2001 was $264,000. Cash provided by financing activities during the period included the sale of common stock of $275,000. This infusion of cash was offset by repayments of mortgages, the subordinated debt and other notes payable of $539,000.

Debt Transactions

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

     On October 26, 2001, Precision Funding, LLC, assigned its interest in the Company's trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.

     In addition to the credit facility with Precision Funding LLC, the Company has two outstanding subordinated debenture agreements. Under the terms of each subordinated debenture, payments of principal and interest on certain of the subordinated debt may only be made by the Company if the Company has made all required payments to Precision Funding or is otherwise not in default under that credit facility.

     The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors (Board LLC). Originally due October 15, 1999, the maturity of the subordinated debenture was extended until September 30, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation's Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived defaults under the agreement through September 30, 2001.

     In February 2001, the Company renegotiated the terms of the subordinated debenture with the Board LLC composed of certain members of the Company's board of directors. Under the terms of the renegotiation, Board LLC agreed to waive all of the $407,000 of interest that had been accrued to date. In exchange, the Company agreed to begin making payments to Board LLC so that the Board LLC would be completely paid by May 2002. Precision Funding LLC agreed to the terms of the renegotiation.

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

     From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, and the sale of certain assets, the Company expects to be able to meet all of its financial obligations and be able to focus on growing and improving profitability of its franchising and manufacturing businesses.

Seasonality and Quarterly Fluctuations

     Seasonal changes may impact various sectors of the Company's business differently and, accordingly, the Company's operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Auto Care and Precision Lube Express centers. Severe winter weather and rainy conditions may also adversely impact the Company's sale and installation of car wash equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     At September 30, 2001 the Company did not have market risk exposure as interest rates for all of its outstanding debt were fixed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Performance Concepts, Inc. and James E. Radcliffe vs. Precision Tune Auto Care,
-------------------------------------------------------------------------------
Inc. (Circuit Court, 17th Judicial Circuit, Broward County, Florida, filed May
----
4, 1998).

     In response to PTAC's notice of termination of plaintiff's franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff's franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached an implied covenant of good faith and fair dealing, tortuously interfered with business relationship, and slandered the plaintiffs. On November 24, 1999, the court entered a default judgment against PTAC as a result of a finding that PTAC failed to comply with certain orders of the court and submitted the issue of damages to a jury. On March 21, 2000, a jury awarded plaintiff damages in the amount of approximately $841,000, which the Company has reserved for in its financial statements. PTAC has appealed the decision to the Fourth Circuit Court of Appeals on a number of grounds. PTAC filed its appellate brief on January 5, 2001. The Fourth Circuit Court of Appeals heard oral arguments on April 24, 2001 but has not yet issued a ruling.

Anwar Meherally, Shan Meherally, A. M. Enterprises, Inc., Shanwar WA, Inc. and
------------------------------------------------------------------------------
Car Tune, Inc. v. Precision Auto Care, Inc., Precision Tune Auto Care, Inc., and
--------------------------------------------------------------------------------
PTW, Inc., Superior Court of the State of Washington for the County of King,
----------
Case No. 00-2-13974-8SEA)

     On May 11, 2000, the plaintiffs filed suit against PACI, PTAC and PTW alleging that a 1998 settlement agreement of a prior lawsuit between the parties is voidable because it was obtained through fraud, misrepresentation, and the malicious application of economic duress; that the defendants' actions constituted a failure to act in good faith as required by the Washington Franchise Investment Protection Act; that the defendants violated an implied covenant of good faith and fair dealing in both the area agreement and the settlement agreement; that the defendants' actions violate the Washington Franchise Investment Protection Act; and that the defendants used instrumentalities of interstate commerce in carrying out concerted actions. The plaintiffs seek damages in excess of $5 million (to be trebled under the Washington Franchise Investment Protection Act), attorneys' fees, rescission of the settlement agreement, injunctive relief prohibiting the defendants from stopping the payment of royalties to the plaintiffs under the area agreement and other relief. The defendants filed an answer and affirmative defenses alleging that the defendants breached their agreements and owe PTAC money damages in an amount to be determined. The defendants also filed a Motion for Summary Judgment seeking to dismiss the lawsuit based on the 1998 settlement agreement. On October 29, 2001, the Court entered an Order which granted the defendants' motion for summary judgment in part, dismissing the claims seek to avoid or rescind the 1998 settlement agreement and dismissing the claims alleging violation of the Washington Franchise Investment Protection Act and the RICO Act. The Court denied the defendants' motion for summary judgment regarding the plaintiffs' claims that the defendants' breached the settlement agreement and other claims (sounding in good faith and fair dealing).

Precision Tune Auto Care, Inc. v. Shanwar WA, Inc., Shanwar, Inc., Car Tune,
----------------------------------------------------------------------------
Inc., Anwar Meherally and Shahnaz A. Meherally, Civil Action No. 01-1151-4 (U.S.
-----------------------------------------------
District Court for the Eastern District of Virginia, filed July 26, 2001)

     Instead of filing a counterclaim in the Washington State action described above, PTAC filed suit in the U. S. District Court for the Eastern District of Virginia against Shanwar WA, Inc. (an area developer in part of Washington State), its owners (Anwar Meherally and Shahnaz Meherally) and related corporations for breach of the area subfranchise agreement, unpaid franchise fees and trademark infringement arising out the failure to discontinue use of trademark's on termination of the franchise agreements. On October 5, 2001, the Court denied the defendants' motion to dismiss PTAC's claims based on the priority of the Washington State action referred to above, and instead ordered the action to proceed in federal court in Virginia. On October 15, 2001, the defendants filed an answer and affirmative defenses based on similar facts and allegations to those alleged in the Washington State action described above.

Lawrence W. Frakes, and Teresa K. Frakes v. John Garies, William Grimaud,
-------------------------------------------------------------------------
Grimaud Enterprises, Inc., Precision Tune Auto Care, Inc. F/D/B/A Precision
---------------------------------------------------------------------------
Tune, Inc. (Circuit Court of Madison County, Alabama, filed November 3, 1997).
----------

     Plaintiffs allege defendants orally made false material representations about adequate capitalization, access to used equipment, support, and guarantees of expected earnings. Plaintiffs also allege defendants breached their agreement, violated the Deceptive Trade Practices Act of Alabama and participated in a civil conspiracy to defraud. Plaintiffs are seeking judgment for unspecified compensatory and punitive damages. On December 22, 1997, defendants William Grimaud and PTAC filed motions to dismiss. On April 26,2001, PTAC filed a second motion to dismiss. A hearing on the pending motions to dismiss is scheduled for November 15, 2001. The trial of this case has not yet been scheduled by the Court.

Precision Tune Auto Care, Inc. v. Andhras Corporation, Rambal Anne, Babu Anne,
------------------------------------------------------------------------------
Chad Anne and Sunitha Anne, U. S. District Court, Eastern District of Virginia,
---------------------------
Alexandria Division, Civil Action No. 01-0095-A.

     On January 19, 2001, PTAC filed suit against Andhras Corporation ("Andhras") and its stockholders for moneys owed under 6 franchise agreements totaling over $430,000. About May 17, 2001, Andhras and Rambal Anne filed an Answer and Counterclaim alleging that PTAC breached a settlement agreement that the parties signed in 1998 by converting a Lube Depot located within 1.5 miles of one of Andhras' franchised locations to a Precision brand center, violated the Indiana Franchise Deceptive Practice Act by operating a company-owned center within the exclusive territory of Andhras, and violated the franchise agreements by failing to take action to enjoin use of "Precision Auto Care" by the owner(s) of 2 auto repair centers located near Andhras' franchised locations in Indiana. On June 27, 2001, PTAC filed an answer denying the allegations made in the Counterclaim.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., and Star Auto Center,
--------------------------------------------------------------------------------
Inc., Common Pleas Court, Crawford County, Ohio, Case No. 01-CV-0019.
---------------------------------------------------------------------

     A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations.

Howard Grobstein, Chapter 7 Trustee v. Precision Auto Care, Inc., U. S. District
--------------------------------------------------------------------------------
Court, Central District, Los Angeles Division, Case No. CV-01-01176 ABC
-----------------------------------------------------------------------

     In December 2000, the Company was named in an adversary proceeding seeking damages of $15,000,000, interest and costs alleging that the Company breached an acquisition agreement with Paisa, Inc. In August 2001, the parties agreed to settle the matter for $37,500 to be paid by the Company with the Company retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, Inc., subject to court approval. On September 26, 2001, the court rejected this settlement. While an eventual settlement will require court approval, management believes that a settlement can be reached at an amount which approximates the original settlement amount.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 17, 2001, Falcon Solutions, Ltd. exercised a warrant to purchase 1,000,000 shares of common stock for $275,000. The proceeds were used to fund the Company's working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The information concerning defaults and the subsequent cure thereof with respect to the Company's indebtedness contained in Note 5 to the Company's financial statements and appearing at "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" is incorporated herein by reference.

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

                               Precision Auto Care, Inc.

                                      /s/ Louis M. Brown
                                      ------------------
                               By:
                                             Louis M. Brown
                                   President and Chief Executive Officer
                                        (Duly Authorized Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                 Title                       Date
             ---------                 -----                       ----
     /s/ Louis M. Brown     President, Chief Executive        November 14, 2001
     ------------------
                            Officer and Director
        Louis M. Brown      (Principal Executive Officer)

     /s/ Robert R. Falconi  Senior Vice President and Chief   November 14, 2001
     ---------------------
                            Financial Officer (Principal
        Robert R. Falconi   Financial Accounting Officer)