Form 10-K/A
period 2001-06-30
PRECISION AUTO CARE INC
filed 2002-01-25
CIK 1038541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
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

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I     Item 1.   Business.....................................................................       4
           Item 2.   Properties...................................................................      15
           Item 3.   Legal Proceedings............................................................      15
           Item 4.   Submission of Matters to a Vote of Security Holders..........................      17

PART II    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........      18
           Item 6.   Selected Financial Data......................................................      18
           Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...................................................................      19
           Item 7A.  Quantitative and Qualitative Disclosure about Market Risk....................      25
           Item 8.   Financial Statements and Supplementary Data..................................      25
           Item 9.   Changes in Registrant's Certifying Accountant................................      46

PART III   Item 10.  Directors and Executive Officers of the Registrant...........................      47
           Item 11.  Executive Compensation.......................................................      47
           Item 12.  Security Ownership of Certain Beneficial Owners and Management...............      47
           Item 13.  Certain Relationships and Related Transactions...............................      47

PART IV    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............      48

                          FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision
Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statem ents regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business--Risk Factors," general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

                                    PART I

Item 1. Business

Overview

     Precision Auto Care, Inc. ("PACI" or the "Company") is a provider of automotive maintenance services with both franchised and company-operated centers located in the United States and in certain foreign countries. Its services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly. The Company offers these services through four brands that are intended to be complementary:

     . Precision Tune Auto Care ("PTAC") provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At June 30, 2001, these services were provided at 620 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company.

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

     . Through Precision Building Solutions Incorporated ("PBSI"), the Company manufactures and installs the modular building and equipment system used by Precision Lube Express centers, although there have not been any purchases of PBSI buildings over the past year by Precision Lube Express centers. The Company also sells these modular buildings to third parties for various commercial applications.

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

     The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico. The Company employs 55 people in the United States and 70 people in Mexico.

Operations

Precision Tune Auto Care

     Precision Tune Auto Care is an automotive maintenance service provider specializing in quality maintenance services that require relatively short service times. At June 30, 2001, these services were provided at 620 Precision Tune Auto Care centers owned and operated by franchisees and four owned and operated by the Company. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

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

     Its manufacturing and distribution division competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company does. See "BusinessOperationsManufacturing and Distribution."

     Certain competitors in each of the areas discussed above have greater financial resources than the Company does. There can be no assurance that the Company or individual Precision centers will be able to compete effectively. See "BusinessCompetition."

     Reliance on Franchising. Franchise royalties are a significant component of its revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the "Precision" brand and the reputation the Company believes the Company enjoys for quality and value. There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care and Precision Lube Express centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, its rights to receive franchise royalties would be effectively subordinated to the rights of franchisees' lenders. See "BusinessOperations."

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

     Management believes that the Company has substantially resolved these concerns. However, there can be no assurance that the Company will not become subject to legal proceedings or otherwise expend its resources in connection with disputes concerning its ability to offer and sell Precision Tune Auto Care franchises in areas covered by Precision Tune Auto Care area sub-franchise agreements. It also may be difficult for the Company to enforce its area sub-franchise agreements or to terminate the rights of area sub-franchisees who fail to meet development schedules or other standards and requirements imposed by the Company, limiting its ability to develop the territories of such sub-franchisees. Any such disputes or difficulties could increase the costs of its operations or otherwise adversely affect its financial condition and results of operations. See "BusinessOperations."

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

     Franchising Regulations. The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See "BusinessGovernment Regulation." Its failure to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while the Company registers updates of its disclosure material with various states. Such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, its failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

     Environmental Regulation. Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers used chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle were collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations. See "BusinessGovernment Regulation."

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


Item 3.   Legal Proceedings

   The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Performance Concepts, Inc. and James E. Radcliffe vs. Precision Tune Auto Care,
-------------------------------------------------------------------------------
Inc. (Circuit Court, 17th Judicial Circuit, Broward County, Florida, filed May
---
4, 1998).

In response to PTAC's notice of termination of plaintiff's franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff's franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached an implied covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. On November 24, 1999, the court entered a default judgment against PTAC as a result of a finding that PTAC failed to comply with certain orders of the court and submitted the issue of damages to a jury. On March 21, 2000, a jury awarded plaintiff damages in the amount of approximately $841,000, which the Company has reserved for in its financial statements. PTAC has appealed the decision to the Fourth Circuit Court of Appeals on a number of grounds. PTAC filed its appellate brief on January 5, 2001. The Fourth Circuit Court of Appeals heard oral arguments on April 24, 2001 but has not issued a ruling as of the date of this amended Form 10-K.

Anwar Meherally, Shan Meherally, A. M. Enterprises, Inc., Shanwar WA, Inc. and
------------------------------------------------------------------------------
Car Tune, Inc. v. Precision Auto Care, Inc., Precision Tune Auto Care, Inc., and
--------------------------------------------------------------------------------
PTW, Inc., Superior Court of the State of Washington for the County of King,
----------
Case No. 00-2-13974-8SEA

On May 11, 2000, the plaintiffs filed suit against PACI, PTAC and PTW alleging that a 1998 settlement agreement of a prior lawsuit between the parties is voidable because it was obtained through fraud, misrepresentation, and the malicious application of economic duress, that the defendants' actions constituted a failure to act in good faith as required by the Washington Franchise Investment Protection Act, that the defendants violated the implied covenant of good faith and fair dealing in both the area agreement and the settlement agreement, that the defendants' actions violated the Washington Franchise Investment Protection Act, and that the defendants used instrumentalities of interstate commerce in carrying out concerted actions in violation of the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek damages in excess of $5 million (to be trebled under the Washington Franchise Investment Protection Act, attorneys' fees, rescission of the settlement agreement, injunctive relief prohibiting the defendants from stopping the payment of royalties to the plaintiffs under the area agreement and other relief. The defendants filed an answer and affirmative defenses alleging that the defendants breached their agreements and owe PTAC money damages in an amount to be determined. The defendants also filed a Motion for Summary Judgment seeking to dismiss the lawsuit based on the 1998 settlement agreement. On October 29, 2001, the Court entered an Order granted the defendants' motion for summary judgment in part, dismissing the claims seek to avoid or rescind the 1998 settlement agreement and dismissing the claims alleging violation of the Washington Franchise Investment Protection Act and the RICO Act. The Court denied the defendants' motion for summary judgment regarding the plaintiffs claims that the defendants' breached the settlement agreement and other claims (sounding in good faith and fair dealing).

Precision Tune Auto Care, Inc. v. Shanwar WA, Inc., Shanwar, Inc., Car Tune,
----------------------------------------------------------------------------
Inc., Anwar Meherally and Shahnaz A. Meherally, Civil Action No. 01-1151-4 (U.S.
----------------------------------------------
District Court for the Eastern District of Virginia, filed July 26, 2001)

Instead of filing a counterclaim in the Washington State action described above, PTAC filed suit in the U. S. District Court for the Eastern District of Virginia against Shanwar WA, Inc. (an area developer in part of Washington State), its owners (Anwar Meherally and Shahnaz Meherally) and related corporations for breach of the area subfranchise agreement, unpaid franchise fees and trademark infringement arising out the failure to discontinue use of trademark's on termination of the franchise agreements. On October 5, 2001, the Court denied the defendants' motion to dismiss PTAC's claims based on the priority of the Washington State action referred to above, and instead ordered the action to proceed in federal court in Virginia. On October 15, 2001, the defendants filed an answer and affirmative defenses.

Lawrence W. Frakes and Teresa K. Frakes v. John Garies, William Grimaud, Grimaud
--------------------------------------------------------------------------------
Enterprises, Inc., Precision Tune Auto Care, Inc. F/D/B/A Precision Tune, Inc.
------------------------------------------------------------------------------
(Circuit Court of Madison County, Alabama, filed November 3, 1997).

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

On January 19, 2001, PTAC filed suit against Andhras Corporation ("Andhras") and its stockholders for moneys owed under 6 franchise agreements totaling over $430,000. About May 17, 2001, Andhras and Rambal Anne filed an Answer and Counterclaim alleging that PTAC breached a settlement agreement that the parties signed in 1998 by converting a Lube Depot located within 1.5 miles of one of Andhras' franchised locations to a Precision brand center, violated the Indiana Franchise Deceptive Practice Act by operating a company-owned center within the exclusive territory of Andhras, and violated the franchise agreements by failing to take action against unknown owner(s) to enjoin use of "Precision Auto Care" in connection with 2 auto repair centers located near Andhras' franchised locations in Indiana. On June 27, 2001, PTAC filed an answer denying the allegations made in the Counterclaim.

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

     The following table sets forth the high and low bid prices on Nasdaq and NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2001, and June 30, 2000, respectively. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the a Loan Renewal and Security Agreement dated September 29, 2000 (attached as Exhibit 10.24 to the Company's report on Form 10-K for the year ended June 30, 2000, filed on October 13, 2000), restrict the Company from paying any dividends without the written consent of the lender except for stock dividends or stock splits or any other corporate distribution which does not involve cash or property. These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year ended June 30, 2001

          Quarter              High       Low
          -------              ----       ---
          First.........       $1.688     $0.188
          Second........        1.625      0.188
          Third.........        1.281      0.250
          Fourth........        0.813      0.510

Fiscal year ended June 30, 2000

          Quarter              High       Low
          -------              ----       ---
          First.........       $6.250     $1.750
          Second........        2.500      0.469
          Third.........        2.844      0.906
          Fourth........        1.625      0.625

On August 3, 2000 an origination fee was paid in the form of a warrant to secure a credit facility, which entitled the lender to purchase 2,000,000 shares of common stock, which were immediately exercisable at an exercise price of $0.275 per share. The lender, Precision Funding, LLC, is an entity created, owned and controlled by two of our directors. On August 4, 2000, the Company issued 1,700,000 shares of common stock to Louis M. Brown, Jr., the newly appointed President and Chief Executive Officer, for $750,000 in cash. These transactions were exempt from registration under Section 4(2) of the Securities Act, as they did not involve any public offering.

Item 6.   Selected Financial Data

                                                        2001           2000           1999          1998         1997
                                                      --------       --------       --------       -------      -------
                                                                    (amounts in thousands, except per share data)
Net sales.......................................      $ 23,150       $ 33,776       $ 44,769       $41,776      $27,457
Net (loss) income...............................       (18,928)       (18,382)       (21,019)        1,228        1,255
Net EPS (diluted)...............................      $ ( 2.38)      $  (2.96)      $  (3.43)      $  0.28      $  0.82
Total assets....................................      $ 20,115         46,332         64,575        86,549      $26,694
Total debt......................................        16,598         20,679         24,196        24,243        9,379

Cash dividends declared per common share(1).....      $     --       $     --       $     --       $    --      $    --

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

     Direct costs consist of the cost of parts and equipment, fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, corporate costs associated with directly supporting the franchise system, and the cost of operating Company-owned centers. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items include interest income and expense which are included within the non-operating income/expense category on the Statement of Operations and severances, abandoned acquisitions, early buyout of lease obligations, sale of assets and the operating results of Precision Tune Auto Care centers held for resale by the Company which are included in the operating expenses on the Statement of Operations.

     Precision Auto Care, Inc. has two reportable segments: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company's manufacturing and distribution division, which includes PBSI, Hydrospray, and World Wide Dryer produces modular buildings and car wash equipment. PBSI, Hydrospray, and World Wide Dryer are manufacturing entities producing the aforementioned products as opposed to services which are provided by Automotive Care division. Given that all three entities are manufacturing businesses, the Company made the decision to aggregate their financial results into a distinct segment. There were no sales between the two segments. The Chief Operating Decision Maker (CODM) evaluates the performance of the Company's operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The segment information that is presented in Note 16 of the financial statements is for the year ended June 30, 2001. Comparative data for the prior year does not exist. A new CEO, Lou Brown and a new CFO, Robert Falconi were hired by the Company during FY01. The new CFO upgraded the accounting staff, had new accounting software installed and made numerous other changes in accounting processes and procedures so that the Company would be able to collect accurate financial information by business segment. Effective with the quarter ending September 30, 2001, the information to be reviewed by the CODM and reviewed with the Board of Directors will be reviewed at the segment level. Through the fiscal year ending June 30, 2001, information was evaluated by the CODM and reviewed with the Board of Directors solely at the consolidated level.

     The following table sets forth certain income statement items as a percentage of net revenue for the years ended June 30, 1999, 2000 and 2001.

                                               2001      2000      1999
                                               ----      ----      ----
Net revenue................................     100%      100%      100%
Direct cost................................      80        81        88
                                               ----      ----      ----
Contribution...............................      20        19        12
General and administrative expense.........      20        11        16
Bad debt expense...........................       8         8        12
Depreciation and amortization expense......      12        10         8
Other operating expense....................       1        15         9
Charge for impairment of goodwill..........      50        21        10
                                               ----      ----      ----
Operating loss.............................     (72)      (46)      (44)
Other expense..............................     (11)       (8)       (5)
                                               ----      ----      ----
Loss before taxes..........................     (82)      (54)      (50)
Expense (benefit) for income taxes.........     ---         1        (3)
                                               ----      ----      ----
Net loss...................................    (82)%     (54)%     (47)%
                                               ====      ====      ====

     During fiscal year 2001, the Company continued experiencing cash flow difficulties. In an effort to return the Company to positive cash flow and profitability, the Board of Directors approved a series of initiatives by management which called for refinancing bank debt facilities, the disposition of certain assets and restructuring of the Company. For example, on August 31, 2000, the Company sold four car washes and one combination car wash/lube center located in the Columbus, Ohio area for $1.8 million to Magna National Realty, LLC, ("Magna National") which was owned by three individuals who either were or had been directors of the Company. That transaction also included a provision which including franchising the sites and waiving the royalties on the franchises. Even though the Company effectively agreed to forego approximately $30,000 of annual royalties for a five year period, management believed that the cash proceeds from the transaction along with Magna's commitment to purchase car wash equipment exclusively from the Company provided a reasonable basis for management to enter into such an agreement. The sale of certain assets like the car washes and the debt refinancing had a positive impact on cash flow and enabled the company to reduce past due trade payables. The Company will continue to divest itself from non-strategic businesses and assets.

     During fiscal year 2001, the Company made significant reductions to its payroll costs and cut costs in other areas as well. For example, one of the Company's manufacturing facilities, a plant in Cedar Falls, Iowa was closed down and its operations were consolidated with the Company's manufacturing facility in Mansfield, Ohio. In addition to merging the two plants, the Company is merging the two businesses into one entity. The Company intends to sell the facility in Cedar Falls, Iowa to raise additional operating capital. The Company also replaced the management of the manufacturing facilities in Cedar Falls, Iowa and Mansfield, Ohio with Ernie Malas in an effort to operate the plants more profitably. In order to provide incentive to Mr. Malas, the Company has awarded him options, vesting over three years, that will enable him to purchase 20% of the new entity. The proceeds generated by the exercise of Mr. Malas' options will be under $10,000. The minority interest resulting from the exercise of such options is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     Revenue Revenue for the twelve months ending June 30, 2001 (FY01) was $23.2 million compared to $33.8 million for fiscal year 2000 (FY00), a decrease of $10.6 million or 31%. Franchising revenue, manufacturing revenue, and Company Center Operations were all lower than last year by the following amounts, $2.3 million, $5.3 million, and $3.0 million, respectively. Franchising revenues were $13.2 million in FY01 compared to $15.5 million in FY00, a 15% drop from the prior fiscal year. The decrease in franchise royalties was due primarily to the reduction in the number of stores in the Company's franchise system and the fact that there were fewer new stores sold at FY01 than in FY00. Manufacturing revenues decreased $5.3 million or 41% to $7.7 million in FY01 compared to $13.0 million in FY00. The decrease was due in part to a $2.1 million decline in the Company's car wash and modular building sales, $5.2 million in FY01 vs. $7.3 million in FY00. Also contributing to the decline in manufacturing revenue was the fact that the Company's auto parts and supplies sales were down $2.0 million or 77%, from $2.6 million in FY00 to $600,000 in FY01. Manufacturing revenues from Worldwide Drying Systems, which were $1.8 million in FY00, decreased by $700,000 or 39% to $1.1 million in FY01 and is attributed to management's decision to dispose of this entity. The Company's Mexican operation also experienced a $300,000 decline in manufacturing revenues from $1.1 million in FY00 to $800,000 in FY01, a 27% decrease. Company center revenues were $2.0 million in FY01, a decrease of $3.0 million from the prior year. This decrease was attributed to management's decision to sell the remainder of its company stores operated in the United States during FY01. Revenues for the Automotive Care Franchising segment were $13.2 million. Revenues for the Manufacturing and Distribution segment were $7.7 million.

     Direct Costs. Direct Costs for the twelve months ended June 30, 2001 totaled $18.5 million, a $8.9 million or 33% decrease from the previous fiscal year of $27.4 million. Franchise expenses were $8.2 million, or a decrease of $800,000 from the prior year. Manufacturing and distribution expenses decreased by $5.3 million, from $13.6 million in FY00 to $8.3 million in FY01, which is consistent with the overall decline in manufacturing and distribution revenue mentioned above. Company center operations costs decreased by $2.6 million or 55% as a result of the Company's decision to sell its company stores. Direct costs for the Automotive Care Franchising segment were $8.2 million and direct costs for the Manufacturing and Distribution segment were $8.3 million.

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

     Impairment of Goodwill. The Company recognized an $11.7 million charge to reduce the amount of goodwill attributed to prior acquisitions as well as reducing the goodwill that had been attributed to the Company's franchising business in the United States. Approximately $5.8 million of that impairment amount could be attributed to goodwill for the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record the impairment charge. At June 30, 2001, the goodwill remaining on the books for the Mexican subsidiary was $2.9 million. The Company made a decision to record an impairment charge for goodwill of $700,000 on another of the Company's subsidiaries, Worldwide Drying Systems, Inc., which the Company has marketed for sale for close to a year. Discussions with potential buyers in conjunction with the declining revenues and profits made it clear that an impairment charge was appropriate. At June 30, 2001, there was no goodwill remaining on the books for World Wide Dryer. The Company hired new corporate counsel in February 2001. New counsel recommended that the company create a new corporate entity and transfer the Company's intellectual property and trademarks to that new entity so that the Company will be better able to gain approval from the various states to sell franchises with an entity unencumbered with the debt of the current entity. In June 2001, the Board of Directors approved this course of action. Management prepared a discounted cash flow analysis to determine if the carrying value of the franchise rights to be transferred to the new entity was in excess of its fair value. Upon completion of the analysis, management determined that a $5.2 million impairment charge was required to be recorded. In FY00, the Company recognized impairment charges aggregating $7.0 million.

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

Liquidity and Capital Resources

     The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

                                                                                   Twelve Months Ended June 30,
                                                                               ------------------------------------
                                                                                      2001              2000
                                                                                   -----------       -----------
Net cash (used in) provided by operating activities.........................       $(5,399,000)      $ 1,171,000
Net cash provided by investing activities...................................         8,273,000         2,307,000
Net cash used in financing activities.......................................        (2,543,000)       (3,515,000)
                                                                                   -----------       -----------
Change in cash and cash equivalents.........................................       $   331,000       $   (37,000)
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

     Cash used in financing activities was $2.5 million. During FY01, the company received $11.3 million from a loan from two board members, who formed an entity named Precision Funding, L.L.C., and approximately $1.0 million from the issuance of common stock. These proceeds along with the proceeds from the sale of assets were used to repay First Union bank debt and mortgages of approximately $14.3 million.

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

     From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. Furthermore, the Company does not currently have any revolving credit facilities or any credit facilities of any kind with banks or lending institutions. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, and the sale of certain assets, the Company expects to be able to meet all of its financial obligations and be able to focus on growing its franchising operation and car wash manufacturing and modular building business and making all of them profitable.

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

Item 7a. Quantitative And Qualitative Disclosure About Market Risks

     At June 30, 2001 the Company did not have market risk exposure as the terms of all of its financing were fixed. At June 30, 2000, the Company's major market risk exposure was to changing interest rates. The Company's only debt obligations that were sensitive to changes in interest rates was the Bank Facility that the Company had with First Union. The Bank Facility's rate was 5.75% over LIBOR. However, on September 30, 2000, the Company refinanced its debt at a fixed interest rate of 12% and was not subject to further interest rate fluctuations.

Item 8.  Financial Statements And Supplementary Data

Report of Independent Certified Public Accountants



To the Board of Directors and
Stockholders of Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheet of Precision Auto Care, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000, were audited by other auditors whose report dated September 8, 2000, (except for Note 15, as to which the date is October 11,
2000) expressed an unqualified opinion on those statements.

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


                                                              Grant Thornton LLP


Vienna, Virginia

September 21, 2001

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,
                                                                                        ------------------------------
                                                                                            2001              2000
                                                                                        ------------      ------------
                                          ASSETS
Current assets:
    Cash and cash equivalents........................................................   $    344,458      $     13,370
    Accounts receivable, net of allowance of $331,793 and $2,155,735
      Respectively...................................................................      1,024,751         3,335,300
    Inventory, net of allowance of $213,770 and $600,000, respectively...............      1,792,462         1,400,651
    Notes receivable, net of allowance of $0 and $126,212, respectively..............              -           153,260
    Other assets.....................................................................        211,970           132,013
    Refundable income taxes..........................................................              -            71,774
    Assets held for sale.............................................................      1,329,293         8,067,443
                                                                                        ------------      ------------
          Total current assets.......................................................      4,702,934        13,173,811

Notes receivable, net of allowance of $0 and $70,993, respectively...................              -           276,000
Property, plant and equipment, at cost...............................................      5,364,233         6,580,295
    Less: Accumulated depreciation...................................................     (3,003,787)       (2,719,341)
                                                                                        ------------      ------------
                                                                                           2,360,446         3,860,954
Goodwill and other intangibles, net of accumulated amortization of $15,665,423
  and $14,971,394, respectively......................................................     13,019,849        28,939,600
Deposits and other...................................................................         32,087            81,224
                                                                                        ------------      ------------

          Total assets...............................................................   $ 20,115,316      $ 46,331,589
                                                                                        ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities.........................................   $  5,705,182      $ 11,633,783
    Board LLC note...................................................................      1,551,946                 -
    Mortgage notes payable...........................................................              -           301,962
    Other notes payable- current.....................................................        543,576           552,209
    Deferred revenue.................................................................        380,148         1,478,533
                                                                                        ------------      ------------
          Total current liabilities..................................................      8,180,852        13,966,487

Bank facility........................................................................              -         7,126,615
Credit facility with related party...................................................     10,736,573                 -
Subordinated debt....................................................................      3,586,960         5,586,960
Mortgage notes payable...............................................................              -         6,628,428
Other notes payable- non current.....................................................        179,081           482,936
Accrued interest on related party debt...............................................      2,173,827                 -
Deferred revenue and other...........................................................        144,039           264,174
                                                                                        ------------      ------------
          Total liabilities..........................................................     25,001,332        34,055,600
Commitments and contingencies:
Stockholders' equity (deficit):
    Common stock, $.01 par; 19,000,000 shares authorized; 9,149,308 and
      6,434,534 shares issued and outstanding, in 2001 and 2000, respectively........         91,493            64,344
    Additional paid-in capital.......................................................     48,189,136        46,532,803
    Unearned restricted stock........................................................        (48,126)         (130,922)
    Accumulated deficit..............................................................    (53,118,519)      (34,190,236)
                                                                                        ------------      ------------
          Total stockholders' equity (deficit).......................................     (4,886,016)       12,275,989
                                                                                        ------------      ------------
          Total liabilities and stockholders' equity (deficit).......................   $ 20,115,316      $ 46,331,589
                                                                                        ============      ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For The Years Ended June 30,
                                                                                2001               2000             1999
                                                                            ------------       ------------     ------------
Revenues:
    Franchise development..........................................         $    818,602       $    812,334     $  1,070,763
    Royalties......................................................           12,382,853         14,716,884       15,009,592
    Manufacturing and distribution.................................            7,721,684         12,996,508       21,093,997
    Company centers................................................            2,006,133          5,010,546        7,420,157
    Other..........................................................              221,321            239,562          174,960
                                                                            ------------       ------------     ------------
        Total revenues.............................................           23,150,593         33,775,834       44,769,469
Direct cost:
    Royalties......................................................           10,314,942         13,809,248       16,483,751
    Manufacturing and distribution.................................            8,201,547         13,632,484       23,120,542
                                                                            ------------       ------------     ------------
        Total direct costs.........................................           18,516,489         27,441,732       39,604,293
                                                                            ------------       ------------     ------------
Contribution (exclusive of amortization shown separately
  below)...........................................................            4,634,104          6,334,102        5,165,176
General and administrative expense.................................            4,708,882          3,791,779        7,288,107
Bad debt expense...................................................            1,772,992          2,654,871        5,580,565
Depreciation expense...............................................              962,562          1,387,007        1,503,169
Amortization of franchise rights and goodwill......................            1,905,926          1,979,394        1,982,367
Other operating expense............................................              292,845          5,036,095        4,003,906
Charge for impairment of goodwill..................................           11,672,380          7,028,592        4,677,762
                                                                            ------------       ------------     ------------
Operating loss.....................................................          (16,681,483)       (15,543,636)     (19,870,700)
Other income (expense):
    Interest expense...............................................           (2,695,121)        (2,613,257)      (2,615,076)
    Interest income................................................               49,161             71,849          163,001
                                                                            ------------       ------------     ------------
        Total other expense........................................           (2,645,960)        (2,541,408)      (2,452,075)
                                                                            ------------       ------------     ------------
Loss before income tax and extraordinary item......................          (19,327,443)       (18,085,044)     (22,322,775)
Provision (benefit) for income taxes...............................                7,500            296,980       (1,303,733)
                                                                            ------------       ------------     ------------
Loss before extraordinary item.....................................          (19,334,943)       (18,382,024)     (21,019,042)
Extraordinary gain, net of tax.....................................              406,660                  -                -
                                                                            ------------       ------------     ------------
Net loss...........................................................         $(18,928,283)      $(18,382,024)    $(21,019,042)
                                                                            ============       ============     ============
Basic and diluted net loss per share before extraordinary item.....         $      (2.43)      $      (2.96)    $      (3.43)
Extraordinary item.................................................         $       0.05       $          -     $          -
Basic and diluted net loss per share...............................         $      (2.38)      $      (2.96)    $      (3.43)
Weighted average shares outstanding--Basic and Diluted.............            7,966,176          6,219,874        6,126,030

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Additional   Unearned
                                                                      ----------   --------
                                               Common      Common      Paid-in     Restricted   Accumulated
                                               ------      ------      -------     ----------   -----------
                                               Shares       Stock      Capital       Stock        Deficit         Total
                                               ------       -----      -------       -----        -------         -----
Balance at June 30, 1998...................   6,120,543     61,205    45,682,551          --      5,210,830     50,954,586
Issuance of common stock...................      11,005        110        20,910          --             --         21,020
Issuance of restricted stock...............          --         --       308,750    (308,750)            --             --
Restricted stock earned....................          --         --            --      25,729             --         25,729
Net loss...................................          --         --            --          --    (21,019,042)   (21,019,042)
                                              ---------    -------   -----------   ---------   ------------   ------------
Balance at June 30, 1999...................   6,131,548     61,315    46,012,211    (283,021)   (15,808,212)    29,982,293
Issuance of common stock...................     224,236      2,242       565,910          --             --        568,152
Issuance of restricted stock...............      78,750        787       (45,318)     44,531             --
Restricted stock earned....................          --         --            --     107,568             --        107,568
Net loss...................................          --         --            --          --    (18,382,024)   (18,382,024)
                                              ---------    -------   -----------   ---------   ------------   ------------
Balance at June 30, 2000...................   6,434,534    $64,344   $46,532,803   $(130,922)  $(34,190,236)  $ 12,275,989
Issuance of common stock...................   1,726,024     17,260       753,529          --             --        770,789
Issuance of warrants.......................          --         --       651,000          --             --        651,000
Exercise of warrants.......................   1,000,000     10,000       265,000          --             --        275,000
Restricted stock earned....................          --         --            --      69,489             --         69,489
Restricted stock canceled..................     (11,200)      (112)      (13,196)     13,307             --             --
Net loss...................................          --         --            --          --    (18,928,283)   (18,928,283)
                                              ---------    -------   -----------   ---------   ------------   ------------
Balance at June 30, 2001...................   9,149,308    $91,493   $48,189,136   $ (48,126)  $(53,118,519)  $ (4,886,016)
                                              =========    =======   ===========   =========   ============   ============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          2001             2000            1999
                                                                      ------------     ------------    ------------
Operating activities:
Net loss..........................................................    $(18,928,283)    $(18,382,024)   $(21,019,042)
  Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Charge for impairment of goodwill.............................      11,672,380        7,028,592       4,677,762
    Depreciation and amortization.................................       2,868,488        3,366,401       3,485,536
    Loss on disposal of assets held for sale......................       1,221,137        3,451,229         497,596
    Stock issued in lieu of cash..................................          20,789                -               -
    Amortization of debt discount.................................         137,573                -               -
    Stock issued to satisfy interest due..........................               -          566,668               -
    Stock issued for compensation.................................          69,489          107,569               -
    Gain on debt extinguishment...................................        (406,660)               -               -
    Changes in operating assets and liabilities:
        Accounts and notes receivable.............................       2,739,809        2,182,961       5,276,693
        Inventory.................................................        (391,811)       1,566,944       1,117,115
        Prepaid expenses, deposits and other......................         (30,820)         (85,069)      1,785,536
        Refundable income taxes...................................          71,774        1,587,157               -
        Accounts payable and accrued liabilities..................      (3,348,114)        (750,076)       (674,060)
        Deferred revenue, net.....................................      (1,095,363)         530,737        (274,003)
                                                                      ------------     ------------    ------------
Net cash provided by (used in) operating activities...............      (5,399,612)       1,171,089      (5,126,867)
Investing activities:
    Proceeds from sale of property and equipment..................       8,602,592        2,654,331       6,793,071
    Purchases of property and equipment...........................        (329,345)        (347,011)     (2,208,072)
    Purchase of franchise agreements and rights...................               -                -      (1,122,359)
                                                                      ------------     ------------    ------------
Net cash provided by investing activities.........................       8,273,247        2,307,320       3,462,640
Financing activities:
    Issuance of common stock......................................         750,000            1,484               -
    Exercise of warrants..........................................         275,000                -               -
    Capital contribution..........................................               -                -          21,020
    Loan acquisition costs........................................               -                -        (309,742)
    Repayments of bank facility...................................      (7,126,615)      (1,782,054)    (12,822,331)
    Proceeds from subordinated debt...............................        (448,054)               -       5,586,960
    Proceeds from note payable....................................      11,250,000                -               -
    (Repayments of) proceeds from mortgage notes and other
      notes payable...............................................      (7,242,878)      (1,734,636)      7,168,193
                                                                      ------------     ------------    ------------
Net cash used in financing activities.............................      (2,542,547)      (3,515,206)       (355,900)
                                                                      ------------     ------------    ------------
Net change in cash and cash equivalents...........................         331,088          (36,797)     (2,020,127)
Cash and cash equivalents at beginning of year....................          13,370           50,167       2,070,294
                                                                      ------------     ------------    ------------
Cash and cash equivalents at end of year..........................    $    344,458     $     13,370    $     50,167
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

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three years in the period ended June 30, 2001


1. Business Description and Financial Statement Presentation

     Precision Auto Care, Inc. (the "Company") is an international provider of automotive maintenance services, including specialized automotive care services, and fast oil change and lube services, which are conducted principally through franchise operations. These services are provided primarily under the Precision Tune Auto Care and Precision Lube Express brand names. The Company disposed of all domestically owned car care centers during Fiscal Years 2000 and 2001 in an effort to focus on the franchising business. The Company also manufactures car wash equipment and modular buildings through its Hydrospray and Precision Building Solutions (PBSI) subsidiaries. During fiscal year 2001, Hydrospray and PBSI were consolidated into one plant in order to run a more efficient and effective manufacturing business. The Company plans to merge Hydrospray into PBSI to form a single entity to conduct this business.

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred a net loss of approximately $18.9 million for the year ended June 30, 2001 and has a working capital deficit of approximately $6.2 million as of June 30, 2001. On September 29, 2000, the Company obtained a new source of long-term debt financing that enabled it to repay its bank debt, certain mortgage debt and provide $2.5 million for working capital requirements (See Note 8). On September 17, 2001, the new lenders extended the due date of the interest due which was due on September 30, 2001 to July 1, 2002. In addition, a new CEO and CFO were appointed by the Board of Directors.

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


  Currency Translation

     The U.S. dollar is the functional currency for all the Company's consolidated operations, including its Mexican subsidiary whose economic environment is highly inflationary, as such, the Mexican subsidiary's financial statements were remeasured as if the functional currency were U.S. dollars. All gains and losses from currency translation are included in operations.


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


4.   Inventory

     The components of inventory are as follows:

                                                                         June 30,
                                                                --------------------------
                                                                   2001            2000
                                                                ----------      ----------
     Raw materials..........................................    $  927,679      $  979,777
     Work-in-process........................................       206,050         191,504
     Finished goods.........................................       872,503         829,370
     Reserve for obsolete and unsaleable inventory..........      (213,770)       (600,000)
                                                                ----------      ----------
                                                                $1,792,462      $1,400,651
                                                                ==========      ==========

Included in Assets held for sale is inventory having a net carrying value of $352,513 and $117,042, at June 30, 2001 and June 30, 2000, respectively.

5.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

                                                                              June 30,
                                                                     ----------------------------
                                                                        2001             2000
                                                                     -----------      -----------
     Land........................................................    $   127,275      $   127,276
     Building and leasehold improvements.........................        628,441        1,842,914
     Furniture and fixtures......................................      1,155,003        1,162,632
     Equipment...................................................      2,696,294        2,919,552
     Other items.................................................        757,220          527,921
                                                                     -----------      -----------
                                                                       5,364,233        6,580,295
     Accumulated depreciation....................................     (3,003,787)      (2,719,341)
                                                                     -----------      -----------
     Property, plant and equipment, net..........................    $ 2,360,446      $ 3,860,954
                                                                     ===========      ===========

Included in Assets held for sale is Property, plant, and equipment having a net carrying value of $452,341 and $7,950,401, at June 30, 2001 and June 30, 2000,
respectively.

6.   Goodwill and Other Intangibles

     The significant components of goodwill and other intangibles are as follows:

                                                                                  June 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
     Franchise rights (WE JAC)......................................    $ 23,801,001      $ 29,133,533
     Goodwill from combination and subsequent acquisitions..........       4,108,709        14,202,747
     Other intangibles..............................................         775,568           574,714
                                                                        ------------      ------------
                                                                          28,685,278        43,910,994
     Accumulated amortization.......................................     (15,665,423)      (14,971,394)
                                                                        ------------      ------------
     Goodwill and other intangibles, net............................    $ 13,019,855      $ 28,939,600
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

7.   Income Taxes

     Income tax expense consists of the following items:

                                                                           Years Ended June 30,
                                                                  --------------------------------------
                                                                   2001         2000            1999
                                                                  ------      ---------      -----------
     Current tax expense (benefit)--federal and state..........   $7,500      $(108,585)     $(1,125,530)
     Deferred tax expense (benefit)--federal and state.........        -        405,565         (178,203)
                                                                  ------      ---------      -----------
        Total income tax expense...............................   $7,500      $ 296,980      $(1,303,733)
                                                                  ======      =========      ===========

     The effective tax rate differed from the statutory rate as follows:

                                                                          Years Ended June 30,
                                                                      -----------------------------
                                                                       2001        2000       1999
                                                                      ------      ------     ------
     Statutory federal rate...................................           (34)%       (34)%      (34)%
     Amortization of goodwill and other intangibles...........            11          12         10
     State taxes..............................................            (5)          -         (7)
     Net operating loss for which there is no benefit.........            28          23         26
                                                                      ------      ------     ------
     Effective tax rate.......................................             0%          1%        (5)%
                                                                      ======      ======     ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                          June 30,
                                                                 --------------------------
                                                                     2001           2000
                                                                 -----------     ----------
     Deferred tax assets:
        Net operating loss.............................          $10,100,000     $8,464,000
        Other..........................................              129,000      1,057,000
                                                                 -----------     ----------
                                                                  10,229,000      9,521,000
     Valuation allowance for deferred tax assets.......           10,229,000      9,521,000
     Net deferred tax assets, net of allowance.........                   --             --
                                                                 -----------     ----------
     Net deferred taxes................................          $        --     $       --
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


 Senior Debt

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. Purchasing the loan documents facilitated the transfer of the collateral from First Union National Bank to Precision Funding, LLC. A $2.5 million bridge loan that was made on August 4, 2000 by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. Consequently, the Company was not required to fund the repayment of the bridge loan. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares. See Note 10 for a discussion of the related party nature of the Senior Debt transactions.


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

     During the years ended June 30, 1999, 2000, and 2001, the Company paid interest of approximately $1,695,000, $2,613,000, and $779,000, respectively.

                                                                                            June 30,
                                                                                   ----------------------------
                                                                                       2001             2000
                                                                                   -----------      -----------
     Credit facility..........................................................     $11,250,000      $         -
     Bank facility line of credit.............................................               -        4,010,000
     Bank facility term loan..................................................               -        3,116,615
     Various notes and obligations payable in monthly installments at a weighted average interest rate of % collateralized by
         by liens on vehicles and equipment...................................         722,657        1,035,146
     Board LLC note...........................................................       1,551,946        2,000,000
     Director note............................................................       3,586,960        3,586,960
     FFCA mortgage............................................................               -        6,930,389
                                                                                   -----------      -----------
                                                                                    17,111,563       20,679,110
     Less: current maturities.................................................      (2,095,522)        (854,171)
              unamortized debt discount.......................................        (513,427)               -
                                                                                   -----------      -----------
     Long-term portion........................................................     $14,502,614      $19,824,939
                                                                                   ===========      ===========

     The future debt obligations with maturities in excess of one year as of June 30, 2001 are as follows:

                                    Future
                                ---------------
                                Debt Maturities
                                ---------------
     2002.....................     $ 2,095,522
     2003.....................       3,669,365
     2004.....................      11,332,168
     2005.....................          14,508
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

     The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 2001, are as follows:

                              Future Minimum     Sublease
                              Lease Payments      Income         Net
                              --------------    ----------    ----------
     2002................         $1,168,000    $  955,000      $213,000
     2003................            810,000       725,000        85,000
     2004................            560,000       528,000        32,000
     2005................            325,000       320,000         5,000
     2006................            294,000       289,000         5,000
     Thereafter..........            736,000       724,000        12,000
                                  ----------    ----------      --------
                                  $3,893,000    $3,541,000      $352,000
                                  ==========    ==========      ========


10.   Related Party Transactions

     The Company manages the operation of P.T.A.F., Inc. ("PTAF"), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PTAF, which is comprised of franchisee and Company personnel. The Company charged P.T.A.F., Inc. $563,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., for each of the three years in the period ended June 30, 2001. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 2000 and 2001, the net amounts due from P.T.A.F., Inc. were $46,863 and $44,181 respectively. These amounts are included in accounts receivable.

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

     Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal years ended June 30, 2000 and 2001, $70,000 and $95,000, respectively, did not exceed five percent of the firm's gross revenues.

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

                                                          2001                 2000               1999
                                                        --------             --------           --------
Compensation expense.............................        $349,000             $502,000           $290,000
Risk free interest rate..........................   4.51% to 6.17%                6.00%              6.00%
Volatility factors...............................          205.63%              138.70%            108.50%
Weighted-average expected life of the option
(years)..........................................               3              5 to 10            5 to 10

Dividend yield...................................            0.00%                0.00%              0.00%

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

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting period. The pro forma information is as follows:

                                                           2001                 2000               1999
                                                         --------             --------           --------
Pro forma net loss...............................     $(19,277,283)        $(18,883,901)      $(21,309,199)
Pro forma loss per share, basic..................             2.42                 3.03               3.48
Pro forma loss per share, diluted................             2.42                 3.03               3.48

     A summary of the Company's stock option activity for the years ended June 30, are as follows:

                                                            Shares           Weighted-Average
                                                         Under Option         Exercise Price
                                                         ------------         --------------
July 1, 1999.....................................            750,600              $9.26
  Options granted................................            560,875               2.71
  Options exercised..............................                  -                  -
  Options forfeited..............................           (420,000)              8.55
June 30, 1999....................................            891,475               5.48
  Options granted................................            139,400               1.25
  Options exercised..............................               (625)              2.38
  Options forfeited..............................           (271,475)              5.47
June 30, 2000....................................            758,775               4.71
  Options granted................................            796,875               0.79

  Options exercised..............................                  -                  -
  Options forfeited..............................           (525,825)              3.97
June 30, 2001....................................          1,029,825               1.73

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

14.  Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share.

                                                                                           Years Ended June 30,
                                                                                 ----------------------------------------
                                                                                  2001              2000              1999
                                                                              ------------      ------------      ------------
     Numerator:
        Income before extraordinary gain...............................       $(19,334,943)     $(18,382,024)     $(21,019,042)
        Extraordinary gain.............................................            406,660                 -                 -
        Net income.....................................................       $(18,928,281)     $(18,382,024)     $(21,019,042)

     Denominator:
        Denominator for basic and diluted EPS
          weighted-average-shares......................................          7,966,176         6,219,874         6,126,030
     Basic and diluted income per share before extraordinary gain......       $      (2.43)     $      (2.96)     $      (3.43)
     Extraordinary gain................................................       $        .05      $          -      $          -
     Net income per share..............................................       $      (2.38)     $      (2.96)     $      (3.43)

     The 796,875 stock options and 67,500 shares of restricted stock were not included in the fiscal year 2001 per share calculations because their effects would be anti-dilutive. The 758,775 stock options and 78,750 shares of restricted stock were not included in the fiscal year 2000 diluted net loss per share calculation because their effect would be anti-dilutive. The 891,475 stock options and 130,000 shares of restricted stock were not included in the fiscal year 1999 diluted net loss per share calculation because their effect would be anti-dilutive.

15.  Quarterly Sales and Earnings Data--Unaudited

     The following table presents the unaudited quarterly results for Precision Auto Care, Inc. and its subsidiaries for the years ending June 30, 1999 and 2000.

2001 Actual                                        Q1            Q2            Q3               Q4              Totals
-----------                                    ----------    ----------     -----------     -----------       -----------
Net sales.................................        $ 6,229       $ 5,498        $ 5,785          $  5,638       $ 23,150
Contribution..............................            678           665          1,392             1,899          4,634
Loss before extraordinary item............         (2,664)       (2,107)        (1,271)       (A)(13,292)       (19,334)
Extraordinary item........................              -             -            407                 -            407
Net loss..................................         (2,664)       (2,107)          (865)          (13,292)       (18,928)
Loss per share............................        $ (0.34)      $ (0.26)       $ (0.11)         $  (1.67)         (2.38)

2000 Actual                                        Q1           Q2             Q3              Q4               Totals
-----------                                    ----------    ----------     -----------     -----------       -----------
Net sales.................................        $10,101       $ 8,773        $ 7,387          $  7,515       $ 33,776
Contribution..............................          1,860         1,883          1,512             1,079          6,334
Net loss..................................         (1,650)       (1,278)        (1,298)       (B)(14,156)       (18,382)
Loss per share............................        $ (0.28)      $ (0.21)       $ (0.21)         $  (2.26)         (2.96)

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

16.  Segment Information

     Below is the segment financial information for the twelve months ended 6/30/01 (FY01). Precision Auto Care, Inc. has two reportable segments:
Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. The Company's manufacturing and distribution division, which includes PBSI, Hydrospray, and World Wide Dryer produces modular buildings and car wash equipment. There were no sales between the two segments. The chief operating decision maker evaluates the performance of the Company's operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the year ended June 30, 2001. Comparative data for the prior year does not exist. A new CEO, Lou Brown and a new CFO, Robert Falconi were hired by the Company during FY01. The new CFO upgraded the accounting staff, had new accounting software installed and made numerous other changes in accounting processes and procedures so that the Company would be able to collect accurate financial information by business segment.

        A summary of the segment financial information is as follows:

                                                                      Twelve Months Ended  June 30,
                                                                      -----------------------------
                                                                                  2001
                                                                                  ----
        Revenues:

        Automotive Care Franchising............................                $13,201,455
        Manufacturing & Distribution...........................                  7,721,684
                                                                               -----------
        Total segment revenues.................................                 20,923,139
        Other..................................................                  2,227,454
                                                                               -----------
        Total revenues.........................................                $23,150,593
                                                                               ===========
          There were no inter-segment sales during the reporting period.

        Contribution:

        Automotive Care Franchising ...........................                $ 5,050,189
        Manufacturing & Distribution...........................                   (479,864)
        Total segment contribution.............................                  4,570,325
        Other..................................................                     63,779
                                                                               -----------
        Total contribution.....................................                $ 4,634,104
                                                                               ===========

   Identifiable Assets:

   Automotive Care Franchising.................................    $ 16,651,837
   Manufacturing & Distribution................................       3,463,479
                                                                   ------------

   Total assets................................................    $ 20,115,316
                                                                   ============

   Capital expenditures:

   Automotive Care Franchising.................................    $    292,215
   Manufacturing & Distribution................................          37,130

       Total Capital Expenditures                                  $    329,345



   Reconciliation of segment contribution to net income before income taxes:


   Total segment contribution..................................       4,570,325
   Other.......................................................          63,779
                                                                   ------------
   Total contribution..........................................       4,634,104
                                                                   ------------
   General & administrative expense............................       4,708,882
     Bad debt expense..........................................       1,772,992
   Depreciation expense........................................         962,562
   Amortization expense........................................       1,905,926
   Charge for impairment of goodwill...........................      11,672,380
     Other expenses............................................       2,938,805
                                                                   ------------
   Loss before income taxes and extraordinary item                 $(19,327,443)
                                                                   ============


17.  Geographical Information

  The following is a summary of geographical information as of June 30,

                                         2001           2000            1999
                                     -----------    -----------     -----------

Net sales
   United States.                    $ 18,620,874   $28,454,280    $ 38,487,198
   Latin America.                       4,529,719     5,321,554       6,282,271
   Total                             $ 23,150,593   $33,775,834    $ 44,769,469

Net loss before extraordinary items
   United States.                    $(12,763,344)  $(18,185,384)  $(20,519,945)
   Latin America.                      (6,571,599)      (196,640)      (499,097)
   Total                             $(19,334,943)  $(18,382,024)  $(21,019,042)

Total assets
   United States.                    $ 16,114,762   $ 35,294,022   $ 53,019,179
   Latin America.                       4,000,554     11,037,567     11,556,244
   Total                             $ 20,115,316   $ 46,331,589   $ 64,575,423

                                  SCHEDULE II

  Valuation and Qualifying Accounts ($ Thousands)

                                   Balance @            Write-  Balance @             Write- Balance @             Write-  Balance @
                                   ---------           -------  ---------            ------- ---------            -------  ---------
Description                         6/30/98   Expense   offs     6/30/99   Expense    offs    6/30/00   Expense    Offs     6/30/01
                                    -------   -------  ------    -------   -------   ------   -------   --------  -------   --------
Allowance for doubtful accounts....  (1,390)   (4,821)  4,131     (2,080)   (2,505)   2,429    (2,156)   (1,773)   1,823     (2,106)
Allowance for obsolete inventory...       -      (390)      -       (390)     (500)     290      (600)      (18)     405       (213)
Allowance for doubtful notes
receivable.........................    (151)     (759)      -       (910)     (150)     863      (197)        -      197          -
Valuation Allowance for deferred
tax asset..........................       -    (5,837)      -     (5,837)   (3,684)       -    (9,521)     (708)       -    (10,229)
                                    ------------------- ---------------------------------------------------------------------------
                                     (1,541)  (11,807)  4,131     (9,217)   (6,839)   3,582   (12,474)   (2,499)   2,425    (12,548)
                                    =======   =======   =====    =======    ======    =====   =======    ======    =====    =======


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


Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The required information will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-K. Except as otherwise stated in the Proxy Statement, the address of each of the persons owning more than 5% of the Company's Common Stock is 748 Miller Drive, S. E., Leesburg, VA 20175.


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

10.10 Loan Renewal and Security Agreement dated as of September 29, 2000 between the Company and Precision Funding, LLC, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

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

10.17 Loan Renewal and Security Agreement as of October 1, 2000, between the Company and Precision Funding LLC, included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

21*   Significant Subsidiaries of the Company.

23.1* Consent of Ernst & Young LLP, Independent Auditors.

24.*  Powers of Attorney.

99.1* Report of Grant Thornton LLP, Independent Auditors, on Supplemental Information.

99.2*  Report of Ernst & Young LLP, Independent Auditors.

*  Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 28, 2001.

                                  Precision Auto Care, Inc.


                                      By:  /s/ Louis M. Brown, Jr.
                                          _________________________
                                                Louis M. Brown, Jr.
                                          President and Chief Executive Officer
                                             (Duly Authorized Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                  Title                           Date
                                          --------------------------------------     -----------------
/s/ Louis M. Brown                      President, Chief Executive                   January 25, 2002
---------------------------------       Officer and Director
          Louis M. Brown, Jr.           (Principal Executive Officer)



/s/ Robert R. Falconi                   Senior Vice President and Chief              January 25, 2002
---------------------------------       Financial Officer and Director (Principal
          Robert R. Falconi             Financial Accounting Officer)


/s/ Woodley A. Allen                    Chairman of the Board                        January 25, 2002
---------------------------------
          Woodley A. Allen


/s/ Lynn E. Caruthers                   Director                                     January 25, 2002
---------------------------------
          Lynn E. Caruthers


/s/ Bernard H. Clineburg                Director                                     January 25, 2002
---------------------------------
          Bernard H. Clineburg

/s/ Bassam N. Ibrahim                   Director                                     January 25, 2002
---------------------------------
          Bassam N. Ibrahim


/s/ Mauricio Zambrano                   Director                                     January 25, 2002
---------------------------------
          Mauricio Zambrano


/s/ Arthur C. Kellar                    Director                                     January 25, 2002
---------------------------------
          Arthur C. Kellar


/s/ Frederick F. Simmons                Director                                     January 25, 2002
---------------------------------
          Frederick F. Simmons


/s/ John T. Wiegand                     Director                                     January 25, 2002
---------------------------------
         John T. Wiegand