Form 10-Q/A
period 2001-09-30
PRECISION AUTO CARE INC
filed 2002-01-25
CIK 1038541

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

                           Precision Auto Care, Inc.
                                  Form 10-Q/A

                                     INDEX

                                                                                               PAGE
                                                                                               ----
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         General Information...............................................................      3

         Consolidated Balance Sheets as of September 30, 2001 and
         June 30, 2001.....................................................................      4

         Consolidated Statements of Operations for the three months
         ended September 30, 2001 and 2000.................................................      5

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 2001 and 2000.................................................      6

         Notes to the Consolidated Financial Statements....................................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................     10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............     13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................................     13

         Item 2.  Changes in Securities....................................................     14

         Item 3.  Defaults Upon Senior Securities..........................................     14

         Item 4.  Submission of Matters to a Vote of Security Holders......................     15

         Item 5.  Other Information........................................................     15

         Item 6.  Exhibits or Reports on Form 8-K..........................................     16

         Signatures........................................................................     16

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

  . Through HydroSpray Car Wash Equipment, Co., Ltd., one of its indirectly owned subsidiaries, the Company manufactures, distributes and sells car wash equipment. It also manufactures and installs the modular building and equipment system used by Precision Lube Express centers, although there have not been any purchases of Hydrospray products by Precision Lube Express centers for the past 15 months. It also sells these modular buildings to third parties for various commercial applications. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle.

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

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,         June 30,
                                                                                  --------------      --------------
                                                                                       2001                2001
                                                                                   ------------        ------------
                                                                                    (Unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents......................................................  $         -        $     344,458
  Accounts receivable, net of allowance of $351,265 and $331,793
    Respectively.................................................................     1,246,961           1,024,751
  Inventory, net of allowance of $184,807 and $213,770, respectively.............     1,776,811           1,792,462
  Other assets...................................................................       137,398             211,970
        Assets held for sale.....................................................     1,405,479           1,329,293
                                                                                   ------------       -------------
     Total current assets........................................................     4,566,649           4,702,934

Property, plant and equipment, at cost...........................................     5,396,343           5,364,233
  Less: Accumulated depreciation.................................................    (3,195,909)         (3,003,787)
                                                                                   ------------       -------------
                                                                                      2,200,434           2,360,446
Goodwill and other intangibles, net of accumulated amortization of $15,585,071
 and $15,665,423, respectively...................................................    11,855,140          13,019,849
Deposits and other...............................................................        32,087              32,087
                                                                                   ------------       -------------

     Total assets................................................................  $ 18,654,310       $  20,115,316
                                                                                   ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities.......................................  $  5,915,520       $   5,705,182
  Related party payable- Board LLC...............................................     1,233,690           1,551,946
  Other notes payable- current...................................................       348,611             543,576
  Deferred revenue...............................................................       487,627             380,148
                                                                                   ------------       -------------
     Total current liabilities...................................................     7,985,448           8,180,852

Credit facility with related party...............................................    10,785,808          10,736,573
Subordinated debt................................................................     3,586,960           3,586,960
Other notes payable- non current.................................................       153,149             179,081
Accrued interest on related party debt...........................................     2,618,937           2,173,827
Deferred revenue and other.......................................................         6,500             144,039
                                                                                   ------------       -------------
     Total liabilities...........................................................    25,136,802          25,001,332
Commitments and contingencies:
Stockholders' equity (deficit):
  Common stock, $.01 par; 19,000,000 shares authorized; 10,149,308 and
    9,149,308 shares issued and outstanding......................................       101,493              91,493
  Additional paid-in capital.....................................................    48,454,136          48,189,136
  Unearned restricted stock......................................................       (32,085)            (48,126)
  Accumulated deficit............................................................   (55,006,036)        (53,118,519)
                                                                                   ------------       -------------
     Total stockholders' deficit.................................................    (6,482,492)         (4,886,016)
                                                                                   ------------       -------------
     Total liabilities and stockholders' equity..................................  $ 18,654,310       $  20,115,316
                                                                                   ============       =============

                            See accompanying notes.

                  PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  September 30,
                                                                  --------------

                                                                2001            2000
                                                            (Unaudited)      (Unaudited)
                                                            ----------       ----------
Revenues:
 Franchise development                                      $           -   $   135,337
 Royalties                                                      3,023,247     3,343,944
 Manufacturing and distribution                                 2,276,818     1,901,376
 Company centers                                                  424,703       810,609
 Other                                                             68,628        37,520
                                                              -----------   -----------

 Total revenues                                                 5,793,396     6,228,787

Direct costs:
 Royalties                                                      2,482,896     3,382,701
 Manufacturing and distribution                                 1,927,324     2,167,709
                                                              -----------   -----------

 Total direct cost                                              4,410,220     5,550,410
                                                              -----------   -----------
Contribution (exclusive of amortization
 shown separately below)                                        1,383,176       678,377

General and administrative expense                              1,367,753     1,590,232
Depreciation expense                                              212,384       298,972
Amortization of franchise rights and goodwill                     370,392       493,377
Charge for impairment of goodwill                                 793,212             -
                                                              -----------   -----------

Operating loss                                                 (1,360,565)   (1,704,204)
Other income (expense):
 Interest expense                                                (527,828)     (942,551)
 Interest income                                                    4,876        10,281
 Other                                                             (4,000)      (56,104)
                                                              -----------   -----------

 Total other (expense)                                           (526,952)     (988,374)
                                                              -----------   -----------

Loss before income tax expense                                 (1,887,517)   (2,692,578)
(Benefit) provision for income taxes                                    -       (28,719)
                                                              -----------   -----------

Net loss                                                      $(1,887,517)  $(2,663,859)
                                                              ===========   ===========

Basic and diluted net loss per share                          $     (0.19)  $     (0.36)
Weighted average shares outstanding--Basic and Diluted          9,905,984     7,428,810

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                                  September 30,
                                                                  -------------

                                                               2001          2000
                                                            (Unaudited)   (Unaudited)
                                                            -----------   -----------
Operating activities:
Net loss..................................................  $(1,887,517)  $(2,663,859)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:

   Depreciation and amortization..........................      582,776       792,349
     Amortization of debt discount........................       49,235             -
     Stock issued for compensation........................       16,041             -
     Charge for impairment of goodwill....................      793,212             -
     Services received in exchange for stock..............            -        39,491
     Changes in operating assets and liabilities:
        Accounts and notes receivable.....................     (222,210)     (320,404)
        Inventory.........................................       15,651       294,705
        Other assets......................................       74,573      (180,792)
        Assets held for sale..............................      (95,344)            -
        Accounts payable and accrued liabilities..........      655,449      (261,686)
        Deferred revenue and other........................      (30,061)     (169,450)
                                                            -----------   -----------

Net cash used in operating activities.....................      (48,195)   (2,469,646)
Investing activities:
   Purchases of property and equipment....................      (32,110)            -
   Sale of property and equipment.........................            -     6,700,000
                                                            -----------   -----------

Net cash (used in) provided by investing activities.......      (32,110)    6,700,000
Financing activities:
   Issuance of company stock..............................      275,000       750,000
   Repayments of bank facility............................            -    (8,362,843)
     Proceeds from note payable...........................            -    11,250,000
    Repayments of subordinated debt.......................     (318,256)            -
    Repayment of mortgage notes and other notes payable...     (220,897)   (4,852,369)
                                                            -----------   -----------

Net cash used in financing activities.....................     (264,153)   (1,215,212)
                                                            -----------   -----------

Net change in cash and cash equivalents...................     (344,458)    3,015,142
Cash and cash equivalents at beginning of year............      344,458        13,370
                                                            -----------   -----------

Cash and cash equivalents at end of period................  $         -   $ 3,028,512
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

                                                                         Three Months Ended September 30,
                                                                         --------------------------------

                                                                             2001               2000
                                                                             ----               ----
Earnings per share computation - basic and diluted
   Net loss.......................................................       $(1,887,517)       $(2,663,859)
   Weighted average shares outstanding............................         9,905,984          7,428,810

Net loss per share- basic and diluted.............................       $     (0.19)       $     (0.36)

Note 4 - Inventory

     The components of inventory are as follows:

                                                                                       September 30,        June 30,
                                                                                           2001               2001
                                                                                          ------             ------
     Raw materials.............................................................        $1,099,761          $  927,679
     Work-in-process...........................................................           131,658             206,050
     Finished goods............................................................           730,199             872,503
     Reserve for obsolete and unsaleable inventory.............................          (184,807)           (213,770)
                                                                                       ----------          ----------

                                                                                       $1,776,811          $1,792,462

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


Note 7 - Segment Information

     For the quarter ended September 30, 2001, the Company has implemented the provision of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the Chief Operating Decision Maker (CODM) began evaluating the Company's operations along its two business lines: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company's manufacturing and distribution division, which includes PBSI, Hydrospray, and World Wide Dryer produces modular buildings and car wash equipment. PBSI, Hydrospray, and World Wide Dryer are manufacturing entities producing the aforementioned products as opposed to rendering services which are provided by the Automotive Care division. Given that all three entities are manufacturing businesses, the Company made the decision to aggregate their financial results into a distinct segment. There were no sales between the two segments. Precision Lube Express franchises did not buy any Hydrospray products. The chief operating decision maker evaluates the performance of the Company's operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the three months ended September 30, 2001. A new CEO, Lou Brown and a new CFO, Robert Falconi were hired by the Company during FY01. The new CFO upgraded the accounting staff, had new accounting software installed and made numerous other changes in accounting processes and procedures so that the Company would be able to collect accurate financial information by business segment Prior to the quarter ending September 30, 2001, information was evaluated by the CODM and reviewed with the Board of Directors solely at the consolidated level.

     A summary of the segment financial information is as follows:

                                                                                        Three Months Ended September 30,
                                                                                        --------------------------------

                                                                                               2001         2000
                                                                                               ----         ----
       Revenues:

       Automotive Care Franchising..............................................            $ 3,023,247  $ 3,479,282
       Manufacturing & Distribution.............................................              2,276,818    1,901,376
                                                                                            -----------  -----------
       Total segment revenues...................................................              5,300,065    5,380,658
       Other....................................................................                493,331      848,129
                                                                                            -----------  -----------
       Total revenues...........................................................            $ 5,793,396  $ 6,228,787
                                                                                            ===========  ===========

       Contribution:

       Automotive Care Franchising..............................................            $   931,494  $   957,680
       Manufacturing & Distribution.............................................                349,494     (266,333)
                                                                                            -----------  -----------
       Total segment contribution...............................................              1,280,988      691,347
       Other....................................................................                102,188      (12,970)
                                                                                            -----------  -----------
       Total contribution.......................................................            $ 1,383,176  $   678,377
                                                                                            ===========  ===========

       Assets:

       Automotive Care Franchising..............................................            $14,606,598  $37,212,685
       Manufacturing & Distribution.............................................              4,047,712    3,589,014
                                                                                            -----------  -----------

       Total assets.............................................................            $18,654,310  $40,801,699
                                                                                            ===========  ===========
       Capital expenditures:

       Automotive Care Franchising..............................................            $    29,253
       Manufacturing and Distribution...........................................            $     2,857

       Total Capital Expenditures:                                                          $    32,110

Reconciliation of segment contribution to net income before income taxes:

     Automotive Care Franchising.................................................           $   931,494   $   957,680
     Manufacturing & Distribution................................................               349,494      (266,333)
                                                                                            -----------   -----------
     Total segment contribution..................................................             1,280,988       691,347
     Other.......................................................................               102,188       (12,970)
                                                                                            -----------   -----------
     Total contribution..........................................................             1,383,176       678,377
                                                                                            -----------   -----------
     General & administrative expense............................................             1,367,753     1,590,232
     Depreciation expense........................................................               212,384       298,972
     Amortization expense........................................................               370,392       493,377
     Charge for impairment of goodwill...........................................               793,212             -
     Other expenses..............................................................               526,952       988,374
                                                                                            -----------   -----------
     Net income (loss) before income taxes.......................................           $(1,887,517)  $(2,692,578)
                                                                                            ===========   ===========

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

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Summary (in thousands)

                                                                               2001        %      2000       %
                                                                               ----        -      ----       -
Automotive car franchising revenue.....................................       $3,023        52   $3,479       56
Manufacturing & distribution revenue...................................        2,277        39    1,901       31
Other..................................................................          493         9      849       14
                                                                              ------    ------   ------   ------
Total revenues.........................................................       $5,793       100%  $6,229      100%
                                                                              ======             ======
Automotive care franchising direct cost................................       $2,092        36   $2,521       40
Manufacturing & distribution direct cost...............................        1,927        33    2,168       35
Other..................................................................          391         7      861       14
                                                                              ------    ------   ------   ------
Total direct cost......................................................       $4,410        76   $5,550       89
                                                                              ======             ======
General and administrative.............................................        1,368        24    1,590       26
Charge for impairment of goodwill......................................          793        14        -        0
Operating (loss).......................................................       (1,361)      (10)  (1,704)     (27)

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

Impairment of Goodwill. The Company recognized a $793,000 impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary.
In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record an impairment charge. Subsequent to June 30, 2001, the outside investor performed due diligence and revised their offer. The revised offer led to further analysis on operations and the decision to record an additional impairment charge of $793,000. The company believes that the remaining goodwill balance of $2.1 million is recoverable.

Operating (Loss). The Company recorded an operating loss for the three months ending September 30, 2001 of $1.4 million, which represents a decrease in operating loss of $343,000 or 20% compared with an operating loss of $1.7 million for the corresponding period of the prior year.

Other Income (Expense). The Company recorded Other Expense of $527,000 for the three months ending September 30, 2001 which represents a decrease in Other Expense of $461,000 or 47% compared to the Other Expense for the corresponding period of the prior year. The decrease was primarily attributable to a decrease in interest expense. The new financing that the Company obtained with Precision Funding provided for better terms than the previous financing arrangement with First Union and enabled the Company to save money on interest expense.

Net Loss. The Company recorded a Net Loss of $1,888,000 for the three months ending September 30, 2001. This represents a decrease of $776,000 or 29% compared to the Net Loss for the corresponding period of the prior year. The decrease was primarily attributable to the decrease in interest expense of $415,000 and the decrease in the operating loss of $343,000.

Liquidity and Capital Resources

Sources and Uses of Cash

     Cash at September 30, 2001 was $0. This was a decrease of $344,458 from June 30, 2001. During the period, cash used to fund operations was $48,000. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets. At this time, the Company can not anticipate when it will be able to sell World Wide Dryer because of the lack of interest to date, and if there continues to be no interest in the very near term, the Company may decide to merge World Wide Dryer with Hydrospray. Despite the problems selling World Wide Dryer,the Company does expect that some of its other assets will be sold in the second quarter of FY02 and that the Company will continue to see improved financial results from operations. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis.

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

Anwar Meherally, Shan Meherally, A. M. Enterprises, Inc., Shanwar WA, Inc. and
------------------------------------------------------------------------------
Car Tune, Inc. v. Precision Auto Care, Inc., Precision Tune Auto Care, Inc., and
--------------------------------------------------------------------------------
PTW, Inc., Superior Court of the State of Washington for the County of King,
---------
Case No. 00-2-13974-8SEA)

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

           Signature                              Title                         Date
           ---------                              -----                         ----
     /s/ Louis M. Brown            President, Chief Executive             January 25, 2002
     ------------------            Officer and Director
         Louis M. Brown            (Principal Executive Officer)


     /s/ Robert R. Falconi         Senior Vice President and Chief        January 25, 2002
     ---------------------         Financial Officer (Principal
         Robert R. Falconi         Financial Accounting Officer)