Form 10-Q
period 2001-12-31
PRECISION AUTO CARE INC
filed 2002-02-14
CIK 1038541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,724,308 shares of Common Stock as of January 25, 2002.

                            Precision Auto Care, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----


PART I:       FINANCIAL INFORMATION

              Item 1.      Financial Statements (Unaudited)

               General Information.                                                                      3

               Consolidated Balance Sheets as of December 31, 2001 and

               June 30, 2001.                                                                            5

               Consolidated Statements of Operations for the three months
               ended December 31, 2001 and 2000.                                                         6

               Consolidated Statements of Operations for the six months
               ended December 31, 2001 and 2000.                                                         7

               Consolidated Statements of Cash Flows for the six months
               ended December 31, 2001 and 2000.                                                         8

               Notes to the Consolidated Financial Statements                                            9

               Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations  13

               Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                  18

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings                                                            18

               Item 2.     Changes in Securities                                                        20

               Item 3.     Defaults Upon Senior Securities                                              21

               Item 4.     Submission of Matters to a Vote of Security Holders                          21

               Item 5.     Other Information                                                            21

               Item 6.     Exhibits or Reports on Form 8-K                                              22

               Signatures.                                                                              22


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General Information

     Precision Auto Care, Inc. ("PACI" or the "Company") is a provider of automotive maintenance services with both franchised and company-operated centers located in the United States and in certain foreign countries. At December 31, 2001, the Company had 59 employees. Its services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly. The Company offers these services through three brands that are intended to be complementary:

     o Precision Tune Auto Care ("PTAC") provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At December 31, 2001, these services were provided at 601 Precision Tune Auto Care centers owned and operated by franchisees.

     o Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, the Company believes that operations commence more quickly and with less capital investment than is the case for many competitors. At December 31, 2001, there were 16 Precision Lube Express centers owned and operated by franchisees. In the future, the Company intends to grow this part of the business primarily through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

     o Through HydroSpray Car Wash Equipment, Co., Inc, one of its subsidiaries, the Company manufactures, distributes and sells car wash equipment. It also manufactures and installs the modular building and equipment system used by Precision Lube Express centers, although there have not been any purchases of Hydrospray products by Precision Lube Express centers for the past 18 months. It also sells these modular buildings to third parties for various commercial applications. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle.

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

     The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico. The master franchise agreement for Mexico was sold in January 2002.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,       June 30,
                                                                                       ------------      ----------
                                                                                           2001              2001
                                                                                       ------------      ----------
                                                                                        (Unaudited)

                                       ASSETS

Current assets:
     Cash and cash equivalents                                                             $315,897       $344,458
     Accounts receivable, net of allowance of $564,752 and $331,793
        Respectively                                                                      1,500,053      1,024,751
     Inventory, net of allowance of $0 and $213,770, respectively                         2,272,898      1,792,462
     Other assets                                                                           155,774        211,970
        Assets held for sale                                                              1,549,159      1,329,293
                                                                                          ---------      ---------
          Total current assets                                                            5,793,781      4,702,934

Property, plant and equipment, at cost                                                    4,655,074      5,364,233
     Less: Accumulated depreciation                                                      (3,344,471)    (3,003,787)
                                                                                        -----------    -----------
                                                                                          1,310,603      2,360,446

Goodwill and other intangibles, net of accumulated amortization of $15,896,579
   and $15,665,423, respectively                                                         10,446,654     13,019,849
Deposits and other                                                                           28,088         32,087
                                                                                        -----------    -----------

          Total assets                                                                  $17,579,126    $20,115,316
                                                                                        ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Accounts payable and accrued liabilities                                            $6,800,815     $5,705,182
     Related party payable- Board LLC                                                     1,260,654      1,551,946
     Other notes payable- current                                                           758,652        543,576
     Deferred revenue                                                                       746,122        380,148
                                                                                        -----------    -----------
          Total current liabilities                                                       9,566,243      8,180,852

Credit facility with related party                                                       10,836,836     10,736,573
Subordinated debt                                                                         3,586,960      3,586,960
Other notes payable- non current                                                            120,668        179,081
Accrued interest on related party debt                                                    3,067,577      2,173,827
Deferred revenue and other                                                                    2,500        144,039
                                                                                        -----------    -----------
          Total liabilities                                                              27,180,784     25,001,332
Commitments and contingencies:
Stockholders' equity (deficit):
     Common stock, $.01 par; 19,000,000 shares authorized; 10,724,308 and
        9,149,308 shares issued and outstanding                                             107,244         91,493
     Additional paid-in capital                                                          48,574,886     48,189,136
     Unearned restricted stock                                                              (16,044)       (48,126)
     Accumulated deficit                                                                (58,267,744)   (53,118,519)
                                                                                       ------------   ------------
          Total stockholders' deficit                                                    (9,601,658)    (4,886,016)
                                                                                        -----------    -----------
          Total liabilities and stockholders' equity                                    $17,579,126    $20,115,316
                                                                                        ===========    ===========


                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                          ------------

                                                                                      2001               2000
                                                                                  (Unaudited)       (Unaudited)
                                                                                  -----------       -----------

Revenues:
      Franchise development                                                   $112,247          $129,490
      Royalties                                                              2,587,437         3,129,656
      Manufacturing and distribution                                         1,779,015         1,790,296
      Company centers                                                          404,606           389,308
      Other                                                                     73,728            59,581
                                                                                ------            ------

      Total revenues                                                         4,957,033         5,498,331

Direct costs:
      Royalties                                                              2,393,191         3,005,869
      Manufacturing and distribution                                         1,531,607         1,360,027
                                                                             ---------         ---------

      Total direct cost                                                      3,924,798         4,365,896
                                                                             ---------         ---------

Contribution (exclusive of amortization shown separately below)              1,032,235         1,132,435

General and administrative expense                                           1,930,418         1,866,864
Depreciation expense                                                           217,222           263,404
Amortization of franchise rights and goodwill                                  311,508           446,189

Charge for impairment of capitalized software                                  202,909                 -

Charge for impairment of goodwill                                            1,100,523                 -
                                                                             ---------                 -


Operating                                                                   (2,730,345)       (1,444,022)
loss
Other income (expense):
      Interest expense                                                        (532,784)         (644,431)
      Interest income                                                            1,766             3,369
                                                                                  (481)            6,608
                                                                                 -----             -----
Other

      Total other (expense)                                                   (531,499)         (634,454)
                                                                          ------------      ------------

Loss before income tax expense                                              (3,261,844)       (2,078,476)
(Benefit) provision for income taxes                                                 -            28,719
                                                                          ------------            ------

Net loss                                                                   $(3,261,844)      $(2,107,195)
                                                                          ============      ============

Basic and diluted net loss per share                                            $(0.30)           $(0.26)
Weighted average shares outstanding--Basic and                              10,724,308         8,081,808
Diluted

                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Six Months Ended
                                                                                   December 31,
                                                                                   ------------

                                                                             2001               2000
                                                                          (Unaudited)       (Unaudited)
                                                                          -----------       -----------


Revenues:
      Franchise development                                                  $112,247          $264,827
      Royalties                                                             5,610,685         6,473,601
      Manufacturing and distribution                                        4,055,832         3,691,672
      Company centers                                                         829,309         1,199,917
      Other                                                                   142,356            97,101
                                                                              -------            ------

      Total revenues                                                       10,750,429        11,727,118

Direct costs:
      Royalties                                                             4,876,087         6,388,570
      Manufacturing and distribution                                        3,458,931         2,854,290
                                                                            ---------         ---------

      Total direct cost                                                     8,335,018         9,242,860
                                                                            ---------         ---------

Contribution (exclusive of amortization shown separately below)             2,415,411         2,484,258

General and administrative                                                  3,298,172         4,130,542
expense
Depreciation expense                                                          429,606           562,376
Amortization of franchise rights and goodwill                                 681,900           939,566

Charge for impairment of capitalized software                                 202,909                 -

Charge for impairment of goodwill                                           1,893,735                 -
                                                                            ---------                 -


Operating                                                                  (4,090,911)       (3,148,226)
loss
Other income (expense):
      Interest expense                                                     (1,060,612)       (1,586,982)
      Interest income                                                           6,643            13,650
                                                                               (4,480)          (49,496)
                                                                              -------          --------
Other

      Total other                                                          (1,058,449)       (1,622,828)
                                                                          -----------       -----------
(expense)

Loss before income tax expense                                             (5,149,360)       (4,771,054)
(Benefit) provision for income                                                      -                 -
                                                                                    -                 -
taxes

Net loss                                                                  $(5,149,360)      $(4,771,054)
                                                                         ============      ============

Basic and diluted net loss per share                                           $(0.50)           $(0.61)
Weighted average shares outstanding--Basic and                             10,369,799         7,762,873
Diluted

                             See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                                  ------------

                                                                                             2001              2000
                                                                                          (Unaudited)       (Unaudited)
                                                                                          -----------       -----------



Operating activities:
Net loss.                                                                                    $(5,149,360)     $(4,771,054)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:

   Depreciation and amortization.                                                              1,111,506        1,501,942

     Amortization of debt discount.                                                              100,263                -

     Stock issued for compensation.                                                              126,500                -

     Charge for impairment of capitalized software.                                              202,909                -

     Charge for impairment of goodwill.                                                        1,893,735                -

     Services received in exchange for stock                                                      32,082           58,193
     Changes in operating assets and liabilities:
       Accounts and notes receivable.                                                           (475,301)        (843,396)
       Inventory.                                                                               (480,436)          55,121

       Other assets.                                                                              56,194          (13,038)

       Assets held for sale.                                                                     273,030                -

           Accounts payable and accrued liabilities                                            2,106,227           85,107

       Deferred revenue and other                                                                228,434          (11,059)
                                                                                                 -------         --------


Net cash provided by (used in) operating activities                                               25,783       (3,938,184)
Investing activities:
   Purchases of property and equipment.                                                          (81,576)         (53,334)

   Sale of property and equipment                                                                 50,000        8,100,000
                                                                                                  ------        ---------

Net cash (used in) provided by investing activities                                              (31,576)       8,046,666

Financing activities:
   Proceeds from exercise of warrants.                                                           275,000                -
   Issuance of company stock.                                                                          -          750,000
   Repayments of bank facility                                                                         -       (7,126,615)

     Proceeds from note payable                                                                  384,912       11,250,000

    Repayments of subordinated debt                                                             (350,000)               -

    Repayment of mortgage notes and other notes payable                                         (332,680)      (7,190,471)
                                                                                               ---------      -----------


Net cash used in financing activities                                                            (22,768)      (2,317,086)
                                                                                                --------      -----------


Net change in cash and cash equivalents                                                          (28,561)       1,791,396
Cash and cash equivalents at beginning of year.                                                  344,458           13,370
                                                                                                 -------           ------


Cash and cash equivalents at end of period.                                                     $315,897       $1,804,766
                                                                                                ========       ==========




                             See accompanying notes.

                   Precision Auto Care, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Certain amounts on the FY2001 financial statements have been reclassed to be in conformity with the FY2002 financial statements. In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.'s (the "Company") annual report on Form 10-K/A for the year ended June 30, 2001.

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

Note 3 - Earnings Per Share

      The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. The weighted average number of shares outstanding related to the stock options and warrants at December 31, 2001 was 1,458,179. For the six months ended December 31, 2001 and 2000, the assumed exercises of the Company's outstanding stock options is not included in the calculation as the effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted net
(loss) per share.



                                                          Six Months Ended December 31,
                                                          -----------------------------

                                                             2001                2000
                                                             ----                ----

Earnings per share computation - basic and diluted
    Net loss.........................................    $(5,149,360)         $(4,771,054)
    Weighted average shares outstanding..............     10,369,799            7,762,873

Net loss per share- basic and diluted................         $(0.50)              $(0.61)

Note 4 - Inventory

      The components of inventory are as follows:


                                                          December 31,            June 30,
                                                             2001                   2001
                                                             ----                   ----


     Raw materials.....................................   $1,077,396              $927,679
     Work-in-process...................................      329,066               206,050
     Finished goods....................................      866,436               872,503
     Reserve for obsolete and unsaleable inventory.....            -              (213,770)
                                                          ----------            ----------
                                                          $2,272,898            $1,792,462


Note 5 - Debt

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

   Subordinated Debt

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the March 2001 statement of operations. Under the terms of the new agreement, the Company agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum.

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

     On November 28, 2001, the Company consummated subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000, respectively. Each subordinated debenture bears interest at 10% per annum, with provisions for higher rates in the event of default, and is to mature on March 31, 2002, if not paid prior to that time.

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

      In December 2000, the Company was named in a lawsuit seeking $15,000,000 damages arising out of a 1998 acquisition agreement. On November 14, 2001, the parties agreed to settle the case for $37,500 with the parties agreeing to mutual releases and with the Company retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, contingent on court approval. The court has approved the settlement and the Company has paid the full amount due under the settlement agreement.

      On April 10, 2000, a landlord filed suit against a subsidiary of the Company for moneys due under a lease signed by one of its subsidiaries, seeking damages of more than $45,000. The Court entered summary judgment against the subsidiary by the Court in the amount of $54,000 plus interest and costs of $1,600. The claim was settled in December 2001 with the Company's payment of $10,000 in cash and a promissory jointly signed by the Company to pay an additional $15,000 in 15 monthly installments of $1,000 beginning January 1, 2002.

      In November 2000, a landlord filed suit against the Company for moneys due under a lease signed by one of its subsidiaries, seeking damages of $234,000 plus attorneys fees. On January 19, 2001, the Company and its subsidiary filed an answer and affirmative defenses. The Court granted summary judgment in favor of Precision Auto Care, Inc., but reversed itself in January 2002. In February 2002, the parties agreed in principle to settle the case with PTAC's payment of $15,000 in cash and agreeing to pay an additional $25,000 payable over 6 months.

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

Note 7 - Segment Information

      For the quarter ended September 30, 2001 and thereafter, the Company has implemented the provision of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the Chief Operating Decision Maker (CODM) began evaluating the Company's operations along its two business lines:
Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company's manufacturing and distribution division, which includes PBSI, Hydrospray, and World Wide Dryer produces modular buildings and car wash equipment. PBSI, Hydrospray, and World Wide Dryer are manufacturing entities producing the aforementioned products as opposed to rendering services which are provided by the Automotive Care division. Given that all three entities are manufacturing businesses, the Company made the decision to aggregate their financial results into a distinct segment. There were no sales between the two segments. Precision Lube Express franchises did not buy any Hydrospray products. The chief operating decision maker evaluates the performance of the Company's operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the six months ended December 31, 2001. A new CEO, Lou Brown and a new CFO, Robert Falconi were hired by the Company during FY01. The new CFO upgraded the accounting staff, had new accounting software installed and made numerous other changes in accounting processes and procedures so that the Company would be able to collect accurate financial information by business segment. Prior to the quarter ending September 30, 2001, information was evaluated by the CODM and reviewed with the Board of Directors solely at the consolidated level.

      A summary of the segment financial information is as follows:




                                                                          Six Months Ended
                                                                            December 31,
                                                                            ------------
                                                                       2001              2000
                                                                       ----              ----


Revenues:

Automotive Care Franchising......................................      $5,722,932        $6,738,428
Manufacturing & Distribution.....................................       4,055,832         3,691,672
                                                                      -----------       -----------
Total segment revenues...........................................       9,778,764        10,430,100
Other............................................................         971,665         1,297,018
                                                                      -----------       -----------
Total revenues...................................................     $10,750,429       $11,727,118
                                                                      ===========       ===========

Contribution:

Automotive Care Franchising......................................      $1,627,300        $1,653,572
Manufacturing & Distribution.....................................         596,901           837,382
                                                                       ----------        ----------
Total segment contribution.......................................       2,224,201         2,490,954
Other............................................................         191,210            (6,696)
                                                                       ----------        ----------
Total contribution...............................................      $2,415,411        $2,484,258
                                                                       ==========        ==========

 Assets:

Automotive Care Franchising......................................     $13,314,929       $34,342,436
Manufacturing & Distribution.....................................       4,264,197         3,566,099
                                                                      -----------       -----------

Total assets.....................................................     $17,579,126       $37,908,535
                                                                      ===========       ===========


Capital expenditures:

Automotive Care Franchising....................................................          $51,732
Manufacturing and Distribution ................................................           29,844
                                                                                          ------

Total Capital Expenditures                                                               $81,576
                                                                                         =======


Reconciliation of segment contribution to net income before income taxes:

Automotive Care Franchising....................................................       $1,627,300        $1,653,572
Manufacturing & Distribution...................................................          596,901           837,382
                                                                                         -------           -------
Total segment contribution.....................................................        2,224,201         2,490,954
Other..........................................................................          191,210           (6,696)
                                                                                         -------           -------
Total contribution.............................................................        2,415,411         2,484,258
                                                                                       ---------         ---------
General & administrative expense...............................................        3,298,172         4,130,542
Depreciation expense...........................................................          429,606           562,376
Amortization expense...........................................................          681,900           939,566
Charge for impairment of capitalized software..................................          202,909                 -
Charge for impairment of goodwill..............................................        1,893,735                 -
Other expenses.................................................................        1,058,449         1,622,828
                                                                                       ---------         ---------
Net income (loss) before income taxes..........................................     $(5,149,360)      $(4,771,054)
                                                                                    ============      ============


Note 8 - Subsequent Events

      The Company sold assets owned by its Mexican subsidiary for $1.8 million in January 2002, of which $350,000 is contingent upon certain events outside the company's control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. The tangible assets involved in this sale are included in assets held for sale as of December 31, 2001. The Company will recognize the revenue from the technical services agreement in future periods. The proceeds of the sale are earmarked to pay interest on the Company's senior debt and to liquidate other liabilities.

      In January 2002, the Company sold a building owned by one of its manufacturing subsidiaries for $660,000 to a related party, a partnership which includes Ernie Malas, the manager of the Hydrospray subsidiary, and subsequently leased back the property. One year of prepaid rent was netted against the sales proceeds.

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

Results of Operations

Comparison of the three months ended December 31, 2001 to the three months ended December 31, 2000

Summary (in thousands)


                                                      2001            %           2000         %
                                                      ----            -           ----         -


Automotive car franchising revenue                    $2,700          54        $3,259         59
Manufacturing & distribution revenue                   1,779          36         1,790         33
Other                                                    478          10           449          8
                                                      ------       -----        ------        ---
Total revenues                                        $4,957         100%       $5,498        100%
                                                      ======                    ======
Automotive care franchising direct cost.              $2,004          40        $2,563         46
Manufacturing & distribution direct cost.              1,532          31         1,360         25
Other                                                    389           8           443          8
                                                      ------       -----        ------      -----
Total direct cost.                                    $3,925          79        $4,366         79
                                                      ======                    ======
General and administrative                             1,930          39         1,867         34
Charge for impairment of capitalized software            203           4             -          0
Charge for impairment of goodwill                      1,100          22             -          0
Operating (loss)                                      (2,730)        (55)       (1,444)       (26)
Other                                                    532          11           634         12
Net loss                                              (3,262)        (66)       (2,107)       (38)

Revenue. Total revenues for the three months ending December 31, 2001 was $4.9 million, a decrease of approximately $541,000, or 10%, compared with total revenues of $5.5 million for the corresponding period of the prior year.

Automotive care franchising revenue for the three months ending December 31, 2001 was $2.7 million, a decrease of approximately $559,000, or 17%, compared with automotive care revenues of $3.3 million for the corresponding period of the prior year. The decrease was primarily the result of a decrease in royalty revenues. Royalty revenues were down as a result of fewer franchise centers from the prior year.

Manufacturing and distribution revenue for the three months ending December 31, 2001 was $1.8 million, a decrease of approximately $11,000, or 1%, compared with manufacturing and distribution revenues of $1.8 million for the corresponding period of the prior year.

Other revenue for the three months ending December 31, 2001 was $478,000, an increase of approximately $29,000, or 6%, compared with other revenues of $449,000 for the corresponding period of the prior year.

Direct Cost. Total direct costs for the three months ending December 31, 2001 totaled $3.9 million, a decrease of $441,000 or 10%, compared with $4.4 million for the corresponding period of the prior year.

Automotive care franchising direct costs for the three months ending December 31, 2001 totaled $2.0 million, a decrease of $559,000 or 22%, compared with $2.6 million for the corresponding period of the prior year. The decrease is attributable to cost decreases in royalty of $517,000 and franchise development of $42,000. This is consistent with the lower sales the Company has experienced in royalty and franchise development.

Manufacturing and distribution direct costs for the three months ending December 31, 2001 totaled $1.5 million, an increase of $172,000 or 13%, compared with $1.3 million for the corresponding period of the prior year. This is attributable to the increase cost of certain manufacturing components.

Other direct costs for the three months ending December 31, 2001 totaled $389,000, a decrease of $54,000 or 12%, compared with $443,000 for the corresponding period of the prior year. The decrease is consistent with the lower sales the Company has experienced in company centers.

General and Administrative Expense. General and administrative expense was $1.9 million for the three months ending December 31, 2001, an increase of $63,000 or 3%, compared with $1.8 million for the quarter ending December 31, 2000. This is the primary result of the legal and accounting costs associated with the sale of the Company's Mexican subsidiary.

Impairment of Capitalized Software. The Company recognized a $203,000 impairment charge for a point of sale software system when it was determined by management that the system was no longer useful.

Impairment of Goodwill. The Company recognized a $1.1 million impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record an impairment charge. Subsequent to June 30, 2001, the outside investor performed due diligence and revised their offer. The revised offer led to further analysis on operations and the decision to record an additional impairment charge of $793,000 in the three months ending September 30, 2001. In January 2002, the Company sold assets owned by its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon certain events outside the company's control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. The tangible assets involved in this sale are included in assets held for sale as of December 31, 2001. The Company will recognize the revenue from the technical services agreement in future . Because the final negotiations with the outside investor further reduced the purchase price from what had previously been anticipated, , an additional impairment charge of $1.1 million was subsequently taken in the three months ending December 31, 2001.

Operating (Loss). The Company recorded an operating loss for the three months ending December 31, 2001 of $2.7 million, which represents an increase in operating loss of $1.3 million or 89% compared with an operating loss of $1.4 million for the corresponding period of the prior year.

Other Income (Expense). The Company recorded Other Expense of $532,000 for the three months ending December 31, 2001 which represents a decrease in Other Expense of $103,000 or 16% compared to the Other Expense for the corresponding period of the prior year. The decrease was primarily attributable to a decrease in interest expense. The new financing that the Company obtained with Precision Funding provided for better terms than the previous financing arrangement with First Union and enabled the Company to save money on interest expense.

Net Loss. The Company recorded a Net Loss of $3.3 million for the three months ending December 31, 2001. This represents an increase of $1.1 million or 55% compared to the Net Loss for the corresponding period of the prior year. The increase was primarily attributable to the increase in the operating loss of $1.3 million, offset in part by a reduction in interest expense of $110,000.

Comparison of the six months ended December 31, 2001 to the six months ended December 31, 2000

Summary (in thousands)


                                                          2001           %          2000          %
                                                          ----           -          ----          -


Automotive car franchising revenue..................      $5,724          53        $6,739         57
Manufacturing & distribution revenue................       4,055          38         3,691         31
Other...............................................         971           9         1,297         11
                                                         -------       -----       -------      -----
Total revenues......................................     $10,750         100%      $11,727        100%
                                                         =======       -----       =======      -----
Automotive care franchising direct cost.............      $4,096          38        $5,084         43
Manufacturing & distribution direct cost............       3,459          32         2,854         23
Other...............................................         780           7         1,304         11
                                                         -------       -----       -------      -----
Total direct cost...................................      $8,335          78        $9,242         79
                                                         =======                    ======      -----
General and administrative..........................       3,298          31         4,131         35
Charge for impairment of capitalized software.......         203           2             -          0
Charge for impairment of goodwill...................       1,894          18             -          0
Operating (loss)....................................      (4,091)        (38)       (3,148)       (27)
Other...............................................       1,058          10         1,623         14
Net loss............................................      (5,149)        (48)       (4,771)       (41)



Revenue. Total revenues for the six months ending December 31, 2001 was $10.8 million, a decrease of approximately $977,000, or 8%, compared with total revenues of $11.7 million for the corresponding period of the prior year.

Automotive care franchising revenue for the six months ending December 31, 2001 was $5.7 million, a decrease of approximately $1.0 million, or 15%, compared with automotive care revenues of $6.7 million for the corresponding period of the prior year. The decrease was primarily the result of a decrease in royalty revenues. Royalty revenues were down as a result of fewer franchise centers from the prior year.

Manufacturing and distribution revenue for the six months ending December 31, 2001 was $4.0 million, an increase of approximately $364,000, or 10%, compared with manufacturing and distribution revenues of $3.6 million for the corresponding period of the prior year. The increase in manufacturing and distribution revenue is the result of increased sales in its car wash manufacturing subsidiary.

Other revenue for the six months ending December 31, 2001 was $971,000, a decrease of approximately $326,000, or 25%, compared with other revenues of $1.3 million for the corresponding period of the prior year. The decrease was primarily the result of decreases in retail sales from Company stores of $370,000. The decrease in company store revenues is a result of the disposition of all domestically owned car care centers. These decreases were partially offset by an increase in other income of $44,000.

Direct Cost. Total direct costs for the six months ending December 31, 2001 totaled $8.3 million, a decrease of $907,000 or 10%, compared with $9.2 million for the corresponding period of the prior year.

Automotive care franchising direct costs for the six months ending December 31, 2001 totaled $4.1 million, a decrease of $988,000 or 19%, compared with $5.1 million for the corresponding period of the prior year. The decrease is attributable to cost decreases in royalty of $821,000 and franchise development of $167,000. This is consistent with the lower sales the Company has experienced in royalty and franchise development.

Manufacturing and distribution direct costs for the six months ending December 31, 2001 totaled $3.5 million, an increase of $605,000 or 21%, compared with $2.8 million for the corresponding period of the prior year. This is consistent with the higher sales the Company experienced from the corresponding period of the prior year and deteriorating margins.

Other direct costs for the six months ending December 31, 2001 totaled $780,000, a decrease of $524,000 or 40%, compared with $1.3 million for the corresponding period of the prior year. The decrease is attributable to cost decreases in company centers of $479,000 and other of $45,000. This is consistent with the lower sales the Company has experienced in company centers.

General and Administrative Expense. General and administrative expense was $3.3 million for the six months ending December 31, 2001, a decrease of $833,000 or 20%, compared with $4.1 million for the six months ending December 31, 2000. This is the primary result of management's cost reduction initiatives.

Impairment of Capitalized Software. The Company recognized a $203,000 impairment charge for a point of sale software system when it was determined by management that the system was no longer going to be utilized. .

Impairment of Goodwill. The Company recognized a $1.9 million impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record an impairment charge. Subsequent to June 30, 2001, the outside investor performed due diligence and revised their offer. The revised offer led to further analysis on operations and the decision to record an initial impairment charge of $793,000 in the three months ending September 30, 2001. In January 2002, the Company sold the assets owned by its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon certain events outside the company's control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. The tangible assets involved in this sale are included in assets held for sale as of December 31, 2001. The Company will recognize the revenue from the technical services agreement in future periods. Because the final negotiations with the outside investor reduced the purchase price from what had previously been anticipated , an additional impairment charge of $1.1 million was subsequently taken in the three months ending December 31, 2001.

Operating (Loss). The Company recorded an operating loss for the six months ending December 31, 2001 of $4.1 million, which represents an increase in operating loss of $943,000 or 30% compared with an operating loss of $3.1 million for the corresponding period of the prior year.

Other Income (Expense). The Company recorded Other Expense of $1.1 million for the six months ending December 31, 2001 which represents a decrease in Other Expense of $592,000 or 36% compared to the Other Expense for the corresponding period of the prior year. The decrease was primarily attributable to a decrease in interest expense. The new financing that the Company obtained with Precision Funding provided for better terms than the previous financing arrangement with First Union and enabled the Company to save money on interest expense.

Net Loss. The Company recorded a Net Loss of $5.2 million for the six months ending December 31, 2001. This represents an increase of $378,000 or 8% compared to the Net Loss for the corresponding period of the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

     Cash at December 31, 2001 was $316,000. This was a decrease of $29,000 from June 30, 2001. During the period, cash provided by operations was $26,000. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets. At this time, the Company can not anticipate when it will be able to sell World Wide Dryer because of the lack of interest to date, and if there continues to be no interest in the very near term, the Company may decide to merge World Wide Dryer with Hydrospray. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis. In February, the SEC declared the company's Rights Offering effective. The Company expects to raise enough money from the rights offering to enable it to exercise its business plan.

     Cash used in investing activities for the six months ended December 31, 2001 was $32,000. The cash used in investing activities was primarily the result of purchases of property and equipment. In January 2002, the Company sold assets owned by its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon certain events outside the company's control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. Proceeds of the sale are earmarked to pay interest on the Company's senior debt and to liquidate other liabilities. In January 2002, the Company sold a building owned by one of its manufacturing subsidiaries to a related party, a partnership that includes Ernie Malas, the manager of the Hydrospray subsidiary, for $660,000 and subsequently leased back the property. One year of prepaid rent was included in the sales proceeds.

     Cash used in financing activities for the six months ended December 31, 2001 was $23,000. Cash provided by financing activities during the period included the sale of common stock of $275,000 and the issuance of subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000. This infusion of cash was offset by repayments of mortgages, the subordinated debt and other notes payable of $683,000.

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

     On November 28, 2001, the Company consummated subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000, respectively. Each subordinated debenture bears interest at 10% per annum, with provisions for higher rates in the event of default, and is to mature on March 31, 2002, if not paid prior to that time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     At December 31, 2001 the Company did not have market risk exposure as interest rates for all of its outstanding debt were fixed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Precision  Tune Auto Care,  Inc. v. Andhras  Corporation,  Rambal Anne,  Chad
------------------------------------------------------------------------------
Anne and Sunitha  Anne, U. S.  District  Court,  Eastern District of Virginia,
------------------------------------------------------------------------------
Alexandria Division, Civil Action No. 01-0095-A.
------------------------------------------------


On January 19, 2001, Precision Tune Auto Care, Inc., ("PTAC") filed suit against Andhras Corporation ("Andhras") and its stockholders for moneys owed under 6 franchise agreements totaling over $430,000. On May 15, 2001, Andhras and Rambal Anne filed an Answer and Counterclaim alleging that PTAC breached a settlement agreement that the parties signed in 1998 by converting a Lube Depot located within 1.5 miles of one of Andhras' franchised locations to a Precision brand center, violated the Indiana Franchise Deceptive Practice Act by operating a company-owned center within the exclusive territory of Andhras, and violated the franchise agreements by failing to take action against unknown owners to enjoin use of "Precision Auto Care" in connection with 2 auto repair centers located near Andhras' franchised locations in Indiana. On June 27, 2001, PTAC filed an answer denying the allegations made in the Counterclaim. In February 2002, the parties agreed in principle to settle the case with Andhras agreeing to a stipulated judgment of $315,000 and to dismiss the counter claim with prejudice. PTAC agreed to dismiss the claims against Chad Anne and Sonata Anne based on their representations that they had no assets. In addition, Ramble Anne, who had filed for protection under Chapter 13 of the U.S. Bankruptcy Code agreed not to oppose PTAC's claim in the amount of $315,000.

Bonneville  Car Wash Systems,  Inc. and Ivory  Enterprises,  Inc. v.  Precision
-------------------------------------------------------------------------------
Auto Care,  Inc. dba Precision and  Hydrospray,  Third Judicial District,
-------------------------------------------------------------------------
District Court for Salt Lake County, Utah. Civil Case Number 99-090-6889
------------------------------------------------------------------------

Bonneville, a distributor of Hydro Spray Car Wash Equipment Co., Ltd. and its related corporation sued PACI and Hydro Spray on July 8, 1999. The plaintiffs allege that the defendants made fraudulent representations in connection with the sale of certain equipment manufactured by Hydro Spray and sold it to Ivory, made intentional misrepresentations, breeched the warranty of merchantability, breached various contracts with the plaintiffs and tortiously interfered with Bonneville's business relationships with existing customers. The plaintiff seeks actual damages in excess of $515,000, punitive damages and attorney's fees. The defendants filed an answer denying the allegations on August 18, 1999. The court has not yet scheduled a trial date.

Performance  Concepts,  Inc. and James E. Radcliffe v. Precision Tune Auto
--------------------------------------------------------------------------
Care, Inc., (Circuit Court, 17th Judicial Circuit,  Broward
-----------------------------------------------------------
County, Florida, Case No. 98-007130 (03) filed May 4, 1998).
-----------------------------------------------------------

In response to PTAC's notice of termination of plaintiff's franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, Plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff's franchise agreement and alleging the following that PTAC breach its contract with the plaintiffs, breached the covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. The plaintiffs sought unspecified damages in excess of $15,000 plus punitive damages. On June 3, 1998, the court granted a temporary injunction enjoining both parties from violating the franchise contract. In a counterclaim filed August 6, 1998, PTAC demanded indemnification under the franchise agreement by both plaintiffs for certain of the allegations, which has been agreed to by plaintiffs' insurance carrier. On August 26, 1998, counter-plaintiffs filed a motion to dismiss the counterclaim. In October 1999, the plaintiffs filed Motions for Sanctions for failure to comply with a request for documentation and failure to supply most knowledgeable corporate representatives for deposition. In November 1999, plaintiff filed a Second Motion for Sanctions, seeking to strike PTAC's pleadings, including the Counterclaim. On November 15, 1999, the court granted the motion to strike PTAC's pleadings and on November 24, 1999, the court entered an order striking PTAC's pleadings and entering a default, ruling that the allegations of the Plaintiff's Complaint would be deemed admitted and that the only issue for trial was the amount of damages sustained. On March 21, 2000, a jury awarded Plaintiff damages in the amount of $841,000. PTAC has appealed the decision to the Fourth District Court of Appeals. PTAC filed its appellate brief on January 5, 2001. On November 14, 2001, the Court ruled that the trial court erred in allowing the plaintiff to obtain damages based on other franchise agreements that were not pleaded in the complaint, and remanded the case back to the trial court for another hearing on damages. PTAC filed a motion for rehearing seeking a complete reversal of the trial court decision, which was denied in February, 2002. The trial court has not yet scheduled a new trial on the issue of damages.

Anwar Meherally, Shan Meherally, A. M. Enterprises,  Inc., Shanwar WA, Inc. and
-------------------------------------------------------------------------------
Car Tune, Inc. v. Precision Auto Care, Inc., Precision Tune Auto Care, Inc.,
----------------------------------------------------------------------------
and PTW, Inc., Superior Court of the State of Washington for the County of King,
-------------------------------------------------------------------------------
Case No. 00-2-13974-8SEA
------------------------

On May 11, 2000, the plaintiffs filed suit against the Company alleging that a 1998 settlement agreement of a prior lawsuit was voidable because it was obtained through fraud, misrepresentation, and the malicious application of economic duress, that the defendants' actions constituted a failure to act in good faith as required by the Washington Franchise Investment Protection Act, that the defendants violated the implied covenant of good faith and fair dealing in both the area agreement and the settlement agreement, that the defendants' actions violated the Washington Franchise Investment Protection Act, and that the defendants used instrumentalities of interstate commerce in carrying out concerted actions in violation of the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek damages in excess of $5 million (to be trebled under the Washington Franchise Investment Protection Act), attorneys' fees, rescission of the settlement agreement, injunctive relief prohibiting the defendants from stopping the payment of royalties to the plaintiffs under the area agreement and other relief. The defendants filed responsive pleadings. The defendants also filed a motion for summary judgment seeking dismissal of the lawsuit based on the 1998 settlement agreement of the prior lawsuit. On October 29, 2001, the Court entered an Order granting the defendants' motion for summary judgment in part, dismissing the claims seek to avoid or rescind the 1998 settlement agreement and dismissing the claims alleging violation of the Washington Franchise Investment Protection Act and the RICO Act and denying the defendants' motion for summary judgment regarding the plaintiffs claims that the defendants' breached the settlement agreement and other claims (sounding in good faith and fair dealing). On November 8, 2001, the plaintiffs filed a motion for clarification of the Order entered on October 29, 2001, which motion is still pending . Trial is currently scheduled to begin on April 1, 2002.

Precision Tune Auto Care, Inc. v. Shanwar WA, Inc.,  Shanwar,  Inc., Car Tune,
------------------------------------------------------------------------------
Inc.,  Anwar Meherally and Shahnaz A. Meherally,  Civil Action No. 01-1151-4
-----------------------------------------------------------------------------
(U.S. District Court for the Eastern District of Virginia, filed July 26, 2001).
-------------------------------------------------------------------------------

PTAC filed suit against Shanwar WA, Inc., its stockholders (Anwar Meherally and Shahnaz Meherally) and related corporations for unpaid franchise fees and trademark infringement arising out of the defendant's unauthorized use of PTAC's trademarks. On October 5, 2001, the Court denied the defendants' motion to dismiss PTAC's claims based on the priority of the Washington State action referred to above, and instead ordered the action to proceed in federal court in Virginia. On October 15, 2001, the defendants filed an answer and affirmative defenses. On January 16, 2002, the Court granted PTAC's motion for partial summary judgment as to the defendant's liability. Trial is currently scheduled to determine the amount of the defendants' liability to PTAC on April 1, 2002.

Lawrence W. Frakes, and Teresa K. Frakes v. John Garies,  William Grimaud,
--------------------------------------------------------------------------
Grimaud Enterprises,  Inc., Precision Tune Auto Care, Inc. f/d/b/a Precision
----------------------------------------------------------------------------
Tune, Inc., Civil Action No. CV97-2126 (Circuit Court of Madison County,
------------------------------------------------------------------------
Alabama, filed November 3, 1997).
--------------------------------


Plaintiffs allege that defendants orally made material misrepresentations about adequate capitalization, access to used equipment, support, and guarantees of expected earnings. Plaintiffs also allege that defendants breached their agreement, violated the Deceptive Trade Practices Act of Alabama and participated in a civil conspiracy to defraud. Plaintiffs are seeking judgment for unspecified compensatory and punitive damages. On December 22, 1997, defendants Garies, William Grimaud and PTAC filed motions to dismiss. On May 9, 2000, all defendants filed an Amended Motion to Dismiss. On April 26, 2001, PTAC filed a Second Amended Motion to Dismiss. The Court has scheduled a hearing on the defendants' motions to dismiss for November 15, 2001. The court has not yet ruled on the motions to dismiss, and no trial date has been scheduled.

Paisa, Inc. v. Precision Auto Care, Inc. , Case No.  CV-99-0128R  (United
-------------------------------------------------------------------------
States District Court,  Central District of California,  Los
------------------------------------------------------------
Angeles, filed February 8, 1999).
--------------------------------

Plaintiff alleged breach of contract relating to an alleged offer to purchase plaintiff, fraud by inducing plaintiff to accept a loan thereby placing plaintiff in a position of further financial detriment and indebtedness, and negligent misrepresentation by not informing plaintiff of defendant's financial difficulties. Plaintiff sought judgment for $15,000,000 consequential damages; court costs and attorneys' fees; and any other relief the Court might find proper. Plaintiff also sought injunctive relief against enforcement of their promissory note and security agreement with defendant. PACI filed an answer denying the allegations contained in the complaint. On April 6, 1999, a notice of voluntary dismissal without prejudice was filed by the plaintiff and granted by the Court. Paisa re-filed their complaint in the state court with the same allegations as above, Paisa v. Precision Auto Care, Inc., Case No. BC209390 (Superior Court of the State of California for the County of Los Angeles Central District filed April 27, 1999). On July 2, 1999, Plaintiff filed a voluntary Chapter 11 petition, later converted to a Chapter 7 liquidation. On November 11, 1999, the court dismissed this case without prejudice.

On November 20, 2000, Paisa, Inc., through the Chapter 7 Trustee, filed a complaint alleging breach of contract by failing to close on the acquisition of Paisa, Inc., seeking unspecified damages (Howard Grobstein, Chapter 7 Trustee v. Precision Auto Care, Inc., U. S. Bankruptcy Court, Central District of California). On January 5, 2001, PACI filed an answer denying the allegations in the complaint and the case was transferred to the U.S. District Court, Central Division, Los Angeles Division (Civil Action No. 01-011176 ABC). On November 14, 2001, the parties agreed to settle the case by PACI's agreement to pay $37,500 to the bankruptcy estate, within 60 days after bankruptcy court approval, with the parties agreeing to mutual releases and with PACI retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, contingent on court approval. The court has approved the settlement and PACI has paid the full amount due under the settlement agreement.

Lorena  Strickland v.  Precision  Tune Auto Care,  Inc. and PTW, Inc.,
----------------------------------------------------------------------
Case No.  00-2-28092-1-SEA,  (Superior  County,  King County, Washington,
-------------------------------------------------------------------------
filed November 7, 2000)
-----------------------

In November 2000, a landlord filed suit against the Company for moneys due under a lease signed by one of its subsidiaries, seeking damages of $234,000 plus attorneys fees. On January 19, 2001, the Company and its subsidiary filed an answer and affirmative defenses. The Court granted summary judgment in favor of Precision Auto Care, Inc., but reversed itself in January 2002. In February 2002, the parties agreed in principle to settle the case with PTAC's payment of $15,000 in cash and agreeing to pay an additional $25,000 payable over 6 months.

Landmark Development Group II v. PTW, Inc., Case No. 00-2-08158-8-KNT
---------------------------------------------------------------------
(Superior Court, King County, Washington, filed April 10, 2000).
---------------------------------------------------------------

On April 10, 2000, a landlord filed suit against one of the Company's subsidiaries for moneys due under a lease signed by its subsidiary, seeking damages of more than $45,000. The Court entered summary judgment against the subsidiary by the Court in the amount of $54,000 plus interest and costs of $1,600. The claim was settled in December 2001 with the subsidiary's payment of $10,000 in cash and a promissory jointly signed by the Company to pay an additional $15,000 in 15 monthly installments of $1,000 beginning January 1, 2002.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., and Star Auto
------------------------------------------------------------------------
Center, Inc. (Common Pleas Court, Crawford County, Ohio).
--------------------------------------------------------

A subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets.

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

     On September 24, 2001, bonuses in the form of stock grants were granted to officers of the Company totaling $126,500.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                                                 Description

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2002.

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



                 Signature                          Title                               Date
                 ---------                          -----                               ----


             /s/ Louis M. Brown            President, Chief Executive                 February 14, 2002
             ------------------            Officer and Director
                 Louis M. Brown            (Principal Executive Officer)



             /s/ Robert R. Falconi         Senior Vice President and Chief            February 14, 2002
             ---------------------         Financial Officer (Principal
                 Robert R. Falconi         Financial Accounting Officer)
