Form 10-Q
period 2002-03-31
PRECISION AUTO CARE INC
filed 2002-05-15
CIK 1038541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,724,308 shares of Common Stock as of March 31, 2002.

                           Precision Auto Care, Inc.
                                   Form 10-Q

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I:       FINANCIAL INFORMATION

              Item 1.     Financial Statements (Unaudited)

              General Information...............................................................................   3

              Consolidated Balance Sheets as of March 31, 2002 and
              June 30, 2001.....................................................................................   4

              Consolidated Statements of Operations for the three months
              ended March 31, 2002 and 2001.....................................................................   5

              Consolidated Statements of Operations for the nine months
              ended March 31, 2002 and 2001.....................................................................   6

              Consolidated Statements of Cash Flows for the nine months
              ended March 31, 2002 and 2001.....................................................................   7

              Notes to the Consolidated Financial Statements....................................................   8

              Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................................  12

              Item 3.     Quantitative and Qualitative Disclosures About Market Risk............................  16

PART II.      OTHER INFORMATION

              Item 1.     Legal Proceedings.....................................................................  16

              Item 2.     Changes in Securities.................................................................  18

              Item 3.     Defaults Upon Senior Securities.......................................................  19

              Item 4.     Submission of Matters to a Vote of Security Holders...................................  19

              Item 5.     Other Information.....................................................................  19

              Item 6.     Exhibits or Reports on Form 8-K.......................................................  19

              Signatures........................................................................................  20

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

General Information

     Precision Auto Care, Inc. ("PACI" or the "Company") is a provider of automotive maintenance services with franchised centers located in the United States and in certain foreign countries. At March 31, 2002, the Company had 57 employees. Primarily through its franchised centers, services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly. The Company offers these services through three brands that are intended to be complementary:

         . Precision Tune Auto Care ("PTAC") provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At March 31, 2002, these services were provided at 462 Precision Tune Auto Care centers owned and operated by franchisees.

         . Precision Lube Express provides convenient fast oil change and lube services. Because Precision Lube Express centers consist of "above ground" configured modular buildings manufactured and sold by the Company, the Company believes that operations commence more quickly and with less capital investment than is the case for many competitors. At March 31, 2002, there were 16 Precision Lube Express centers owned and operated by franchisees. In the future, the Company intends to grow this part of the business primarily through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

         . Through HydroSpray Car Wash Equipment, Co., Inc. ("HydroSpray"), one of its subsidiaries, the Company manufactures, distributes and sells car wash equipment. It also manufactures and installs the modular building and equipment system used by Precision Lube Express centers, although there have not been any purchases of Hydrospray products by Precision Lube Express centers for the past 21 months. HydroSpray also sells these modular buildings to third parties for various commercial applications. The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle.

     The Company operated a manufacturing facility that produced dryers for car washes. That business was merged with HydroSpray Car Wash Equipment, Co., Inc. in March 2002 in an effort to reduce company overhead.

     The Company was incorporated as a Virginia corporation in April 1997, but its predecessors have been in the automotive maintenance services business for over twenty-five years. The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups. Franchising of Precision Tune centers began the next year. As automotive technology changed, Precision Tune expanded its menu of offered automotive maintenance services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services. In September 1996, the Precision Tune brand name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

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

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,       June 30,
                                                                                        ---------       --------
                                                                                          2002            2001
                                                                                       ------------   ------------
                                                                                       (Unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................    $   482,422    $   344,458
     Restricted cash in escrow......................................................        350,000              -
     Accounts receivable, net of allowance of $645,478 and $331,793
        respectively................................................................      1,473,496      1,024,751
     Inventory, net of allowance of $189,475 and $213,770, respectively.............      1,406,581      1,792,462
     Other assets...................................................................        192,736        211,970
        Assets held for sale........................................................        119,116      1,329,293
                                                                                       ------------   ------------
          Total current assets......................................................      4,024,351      4,702,934

Property, plant and equipment, at cost..............................................      4,647,079      5,364,233
     Less: Accumulated depreciation.................................................     (3,497,416)    (3,003,787)
                                                                                       ------------   ------------
                                                                                          1,149,663      2,360,446
Goodwill and other intangibles, net of accumulated amortization of $16,237,528
   and $15,665,423, respectively....................................................      9,058,407     13,019,849
Deposits and other..................................................................         28,088         32,087
                                                                                       ------------   ------------

          Total assets..............................................................    $14,260,509    $20,115,316
                                                                                       ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities.......................................    $ 6,421,909    $ 5,705,182
     Related party payable- Board LLC...............................................        539,900      1,551,946
     Subordinated debt..............................................................      3,586,960              -
     Accrued interest on related party debt.........................................      2,122,479              -
     Other notes payable- current...................................................        734,717        543,576
     Deferred revenue...............................................................        914,142        380,148
                                                                                       ------------   ------------
          Total current liabilities.................................................     14,320,107      8,180,852

Credit facility with related party..................................................     10,889,721     10,736,573
Subordinated debt...................................................................              -      3,586,960
Related party payable- Board LLC- non current.......................................        396,137              -
Other notes payable- non current....................................................         89,126        179,081
Accrued interest on related party debt..............................................              -      2,173,827
Deferred revenue and other..........................................................        567,632        144,039
                                                                                       ------------   ------------
          Total liabilities.........................................................     26,262,723     25,001,332
Commitments and contingencies:
Stockholders' equity (deficit):
     Common stock, $.01 par; 19,000,000 shares authorized; 10,724,308 and
        9,149,308 shares issued and outstanding.....................................        107,244         91,493
     Additional paid-in capital.....................................................     48,580,636     48,189,136
     Unearned restricted stock......................................................              -        (48,126)
     Accumulated deficit............................................................    (60,690,094)   (53,118,519)
                                                                                       ------------   ------------
          Total stockholders' deficit...............................................    (12,002,214)    (4,886,016)
                                                                                       ------------   ------------
          Total liabilities and stockholders' equity (deficit)......................    $14,260,509    $20,115,316
                                                                                       ============   ============

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2002              2001
                                                                                          (Unaudited)       (Unaudited)
                                                                                          -----------       -----------
Revenues:
      Franchise development                                                                  $    51,465      $   460,962
      Royalties                                                                                2,459,063        2,735,962
      Manufacturing and distribution                                                           1,636,401        2,184,660
      Company centers                                                                            315,115          349,463
      Other                                                                                      151,787           54,263
                                                                                             -----------      -----------

      Total revenues                                                                           4,613,831        5,785,310

Direct costs:
      Royalties                                                                                2,216,037        2,079,552
      Manufacturing and distribution                                                           1,747,815        1,450,362
                                                                                             -----------      -----------

      Total direct cost                                                                        3,963,852        3,529,914
                                                                                             -----------      -----------

Contribution (exclusive of amortization shown separately below)                                  649,979        2,255,396

General and administrative expense                                                             1,930,036        2,102,372
Depreciation expense                                                                             187,923          168,306
Amortization of franchise rights and goodwill                                                    340,950          351,118
Charge for impairment of fixed assets                                                                  -          150,000
Charge for impairment of goodwill                                                                      -          200,000
                                                                                             -----------      -----------

Operating loss                                                                                (1,808,930)        (716,400)
Other income (expense):
      Interest expense                                                                          (551,666)        (561,103)
      Interest income                                                                              1,890           27,825
      Other                                                                                      (63,645)         (21,676)
                                                                                             -----------      -----------

      Total other (expense)                                                                     (613,421)        (554,954)
                                                                                             -----------      -----------

Loss before income tax expense                                                                (2,422,351)      (1,271,354)
(Benefit) provision for income taxes                                                                  -                -
                                                                                             -----------      -----------

Net loss before extraordinary item                                                           $(2,422,351)     $(1,271,354)
                                                                                             -----------      -----------

Extraordinary gain from debt restructuring                                                             -          406,660
                                                                                             -----------      -----------

Net loss                                                                                     $(2,422,351)     $  (864,694)
                                                                                             ===========      ===========

Basic and diluted net loss per share before extraordinary item                               $     (0.23)     $     (0.16)
Weighted average shares outstanding--Basic and Diluted                                        10,724,308        8,081,808

Extraordinary item                                                                           $         -      $      0.05
Weighted average shares outstanding--Basic and Diluted                                        10,724,308        8,081,808

Basic and diluted net loss per share                                                         $     (0.23)     $     (0.11)
Weighted average shares outstanding--Basic and Diluted                                        10,724,308        8,081,808

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2002              2001
                                                                                          (Unaudited)       (Unaudited)
                                                                                          -----------       -----------
Revenues:
      Franchise development                                                                  $   163,712      $   725,788
      Royalties                                                                                8,069,748        9,209,563
      Manufacturing and distribution                                                           5,692,233        5,876,332
      Company centers                                                                          1,144,424        1,549,380
      Other                                                                                      294,143          151,364
                                                                                             -----------      -----------

      Total revenues                                                                          15,364,260       17,512,427

Direct costs:
      Royalties                                                                                7,092,124        8,468,123
      Manufacturing and distribution                                                           5,206,746        4,033,396
                                                                                             -----------      -----------

      Total direct cost                                                                       12,298,870       12,501,519
                                                                                             -----------      -----------

Contribution (exclusive of amortization shown separately below)                                3,065,390        5,010,908

General and administrative                                                                     5,228,208        6,504,169
expense
Depreciation expense                                                                             617,529          730,682
Amortization of franchise rights and goodwill                                                  1,022,850        1,290,683
Charge for impairment of capitalized software                                                    202,909                -
Charge for impairment of fixed assets                                                                  -          150,000
Charge for impairment of goodwill                                                              1,893,735          200,000
                                                                                             -----------      -----------

Operating loss                                                                                (5,899,841)      (3,864,626)

Other income (expense):
      Interest expense                                                                        (1,612,278)      (2,148,085)
      Interest income                                                                              8,533           41,476
      Other                                                                                      (68,125)         (71,173)
                                                                                             -----------      -----------

      Total other (expense)                                                                   (1,671,870)      (2,177,782)
                                                                                             -----------      -----------

Loss before income tax expense                                                                (7,571,711)      (6,042,408)
(Benefit) provision for income taxes                                                                   -                -
                                                                                             -----------      -----------

Net loss before extraordinary item                                                           $(7,571,711)     $(6,042,408)
                                                                                             -----------      -----------

Extraordinary gain from debt restructuring                                                             -          406,660
                                                                                             -----------      -----------

Net loss                                                                                     $(7,571,711)     $(5,635,748)
                                                                                             ===========      ===========

Basic and diluted net loss per share before extraordinary item                               $     (0.72)     $     (0.75)
Weighted average shares outstanding--Basic and Diluted                                        10,486,671        8,081,808

Extraordinary item                                                                           $         -      $      0.05
Weighted average shares outstanding--Basic and Diluted                                        10,486,671        8,081,808

Basic and diluted net loss per share                                                         $     (0.72)     $     (0.70)
Weighted average shares outstanding--Basic and Diluted                                        10,486,671        8,081,808

                            See accompanying notes.

                   PRECISION AUTO CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2002              2001
                                                                                          (Unaudited)       (Unaudited)
                                                                                          -----------       -----------
Operating activities:
Net loss................................................................................     $(7,571,711)     $(5,635,748)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:

   Depreciation and amortization........................................................       1,640,379        2,021,365
   Amortization of debt discount........................................................         153,148          125,935
   Stock issued for compensation........................................................         132,250           66,755
   Gain on restructuring of debt........................................................               -         (406,660)
   Gain on disposal of asset............................................................          (2,125)               -
   Charge for impairment of capitalized software........................................         202,909                -
   Charge for impairment of fixed asset.................................................               -          150,000
   Charge for impairment of goodwill....................................................       1,893,735          200,000
   Services received in exchange for stock..............................................          48,127                -
   Changes in operating assets and liabilities:
       Accounts and notes receivable....................................................        (448,745)       1,190,744
       Inventory........................................................................         385,881          183,750
       Other assets.....................................................................          16,869            8,647
       Assets held for sale.............................................................        (723,582)               -
       Accounts payable and accrued liabilities.........................................         665,381       (1,764,450)
       Deferred revenue and other.......................................................         966,211       (1,142,004)
                                                                                             -----------      -----------

Net cash used in operating activities...................................................      (2,641,273)      (5,001,666)
Investing activities:
   Purchases of property and equipment..................................................        (178,466)         (76,519)
   Proceeds from sale of subsidiary.....................................................       2,410,305                -
   Sale of property and equipment.......................................................         787,122        8,420,833
                                                                                             -----------      -----------

Net cash provided by investing activities...............................................       3,018,961        8,344,314
Financing activities:
   Proceeds from exercise of warrants...................................................         275,000                -
   Issuance of company stock............................................................               -          750,000
   Repayments of bank facility..........................................................               -       (7,126,615)
   Proceeds from note payable...........................................................         384,912       11,250,000
   Repayments of subordinated debt......................................................        (615,910)               -
   Repayment of mortgage notes and other notes payable..................................        (283,726)      (7,483,020)
                                                                                             -----------      -----------

Net cash used in financing activities...................................................        (239,724)      (2,609,635)
                                                                                             -----------      -----------

Net change in cash and cash equivalents.................................................         137,964          733,013
Cash and cash equivalents at beginning of year..........................................         344,458           13,370
                                                                                             -----------      -----------

Cash and cash equivalents at end of period..............................................     $   482,422      $   746,383
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

     Unless the context requires otherwise, all references to the Company herein mean Precision Auto Care, Inc. and those entities owned or controlled by Precision Auto Care, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The impact of adopting this standard had no material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. The Company's current amortization expense is approximately $341,000 per quarter, however goodwill will be tested for impairment on a periodic basis.

     In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. Management intends to adopt SFAS No. 143 for fiscal year 2003. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. Management intends to adopt SFAS No. 144 for fiscal year 2003. Management is currently assessing the impact of this new standard on the Company's consolidated financial position and results of operations.

Note 3 - Earnings Per Share

     The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase Common Stock were exercised. The weighted average number of shares outstanding related to the stock options and warrants at March 31, 2002 was 1,518,633. For the nine months ended March 31, 2002 and 2001, the assumed exercises of the Company's outstanding stock options and warrants are not included in the calculation as the effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted net
(loss) per share.

                                                               Nine Months Ended March 31,
                                                               ---------------------------

                                                                  2002            2001
                                                                  ----            ----
Earnings per share computation - basic and diluted
    Net loss..............................................     $(7,571,711)     $(5,635,748)
    Weighted average shares outstanding...................      10,486,671        8,081,808

Net loss per share- basic and diluted.....................     $     (0.72)     $     (0.70)

Note 4 - Inventory

     The components of inventory are as follows:

                                                                  March 31,        June 30,
                                                                    2002             2001
                                                                    ----             ----
Raw materials........................................          $   791,409      $   927,679
Work-in-process......................................              376,831          206,050
Finished goods.......................................              427,816          872,503
Reserve for obsolete and unsaleable inventory........             (189,475)        (213,770)
                                                                  ---------        ---------

                                                               $ 1,406,581      $ 1,792,462

Note 5 - Debt

    Senior Debt

     On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002. In January 2002, this interest payment was paid. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares.

     On October 26, 2001, Precision Funding, LLC assigned its interest in the Company's trademarks, franchise agreements, and certain other assets to Precision Franchising, LLC. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding, LLC as collateral security for the loan dated September 29, 2000.

Subordinated Debt

     On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company's failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the March 2001 statement of operations. Under the terms of the new agreement, the Board LLC agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003. The effective interest rate for the new agreement was 8.68% per annum.

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

     On November 28, 2001, the Company consummated subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000, respectively. Interest on the subordinated debt was 10% per annum, with provisions for higher rates in the event of default, and matured on March 31, 2002. This debt was repaid in April 2002.

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

     In December 2000, the Company was named in a lawsuit seeking $15,000,000 damages arising out of a 1998 potential acquisition of Paisa, Inc. On November 14, 2001, the parties agreed to settle the case for $37,500 with the parties agreeing to mutual releases and with the Company retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, contingent on court approval. The court has approved the settlement and the Company has paid the full amount due under the settlement agreement.

     On April 10, 2000, a landlord filed suit against a subsidiary of the Company for monies due under a lease signed by one of its subsidiaries, seeking damages of more than $45,000. The Court entered summary judgment against the subsidiary in the amount of $54,000 plus interest and costs of $1,600. The claim was settled in December 2001 with the Company's payment of $10,000 in cash and a promissory jointly signed by the Company to pay an additional $15,000 in 15 monthly installments of $1,000 beginning January 1, 2002.

     In November 2000, a landlord filed suit against the Company for monies due under a lease signed by one of its subsidiaries, seeking damages of $234,000 plus attorneys fees. On January 19, 2001, the Company and its subsidiary filed an answer and affirmative defenses. The Court granted summary judgment in favor of Precision Auto Care, Inc., but reversed its judgment in January

2002. In February 2002, the parties agreed in principle to settle the case with PTAC's payment of $15,000 in cash and agreeing to pay an additional $25,000 payable over 6 months. In April 2002, all monies owed under this settlement were paid.

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

Note 7 - Segment Information

     For the quarter ended September 30, 2001 and thereafter, the Company has implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the Chief Operating Decision Maker (CODM) began evaluating the Company's operations along its two business lines:
Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company's manufacturing and distribution division, which includes PBSI, Hydrospray, and World Wide Dryer produces modular buildings and car wash equipment. PBSI, Hydrospray, and World Wide Dryer are manufacturing entities producing the aforementioned products as opposed to rendering services which are provided by the Automotive Care division. Given that all three entities are manufacturing businesses, the Company made the decision to consolidate their operations and aggregate their financial results into a distinct segment. There were no sales between the two segments for the three and nine months ended March 31, 2002. The chief operating decision maker evaluates the performance of the Company's operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the nine months ended March 31, 2002.

     A summary of the segment financial information is as follows:

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                         2002             2001
                                                                                         ----             ----
Revenues:

Automotive Care Franchising........................................................   $ 8,233,460      $ 9,935,351
Manufacturing & Distribution.......................................................     5,692,233        5,876,332
                                                                                      -----------      -----------
Total segment revenues.............................................................    13,925,693       15,811,683
Other..............................................................................     1,438,567        1,700,744
                                                                                      -----------      -----------
Total revenues.....................................................................   $15,364,260      $17,512,427
                                                                                      ===========      ===========

Contribution:

Automotive Care Franchising........................................................   $ 2,741,376      $ 3,176,776
Manufacturing & Distribution.......................................................       485,487        1,842,936
                                                                                      -----------      -----------
Total segment contribution.........................................................     3,226,863        5,019,712
Other..............................................................................      (161,473)          (8,804)
                                                                                      -----------      -----------
Total contribution.................................................................   $ 3,065,390      $ 5,010,908
                                                                                      ===========      ===========

Assets:

Automotive Care Franchising........................................................   $11,551,155      $30,033,404
Manufacturing & Distribution.......................................................     2,709,354        3,485,053
                                                                                      -----------      -----------

Total assets.......................................................................   $14,260,509      $33,518,457
                                                                                      ===========      ===========

Capital expenditures:

Automotive Care Franchising........................................................   $    62,159
Manufacturing and Distribution.....................................................       116,307
                                                                                      -----------

Total Capital Expenditures.........................................................   $   178,466
                                                                                      ===========

Reconciliation of segment contribution to net income before income taxes and extraordinary item:

Automotive Care Franchising........................................................   $ 2,741,376      $ 3,176,776
Manufacturing & Distribution.......................................................       485,487        1,842,936
                                                                                      -----------      -----------
Total segment contribution.........................................................     3,226,863        5,019,712
Other..............................................................................      (161,473)          (8,804)
                                                                                      -----------      -----------
Total contribution.................................................................     3,065,390        5,010,908
                                                                                      -----------      -----------
General & administrative expense...................................................     5,228,208        6,504,169
Depreciation expense...............................................................       617,529          730,682
Amortization expense...............................................................     1,022,850        1,290,683
Charge for impairment of capitalized software......................................       202,909                -
Charge for impairment of fixed asset...............................................             -          150,000
Charge for impairment of goodwill..................................................     1,893,735          200,000
Other expenses.....................................................................     1,671,870        2,177,782
                                                                                      -----------      -----------
Net income (loss) before income taxes and extraordinary item.......................   $(7,571,711)     $(6,042,408)
                                                                                      ===========      ===========

Note 8 - Subsequent Events

     In April 2002, the Company raised $765,000 by issuing 2.6 million shares of common stock through a stock rights offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and analysis of the consolidated financial condition and results of operations of Precision Auto Care, Inc. (the "Company") should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in "Item 1. - Financial Statements" of this quarterly report and the audited combined financial statements and notes thereto and the section titled "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K/A for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on January 25, 2002. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Summary (in thousands)

                                                                    2002           %           2001           %
                                                                    ----           -           ----           -
Automotive car franchising revenue............................     $2,511          55         $3,197          55
Manufacturing & distribution revenue..........................      1,636          35          2,184          38
Other.........................................................        467          10            404           7
                                                                   ------         ---         ------         ---
Total revenues................................................     $4,614         100%        $5,785         100%
                                                                   ======                     ======
Automotive care franchising direct cost.......................     $1,396          30         $1,674          29
Manufacturing & distribution direct cost......................      1,748          38          1,450          25
Other.........................................................        820          18            406           7
                                                                   ------         ---         ------         ---
Total direct cost.............................................     $3,964          86         $3,530          61
                                                                   ======                     ======
General and administrative....................................      1,930          42          2,102          36
Depreciation expense..........................................        188           4            168           3
Amortization of franchise rights and goodwill.................        341           7            351           6
Impairment charges............................................          -           -            350           6

Operating loss................................................     (1,809)        (39)          (716)        (12)
Other.........................................................       (613)        (13)          (555)        (10)
Extraordinary Gain............................................          -           -            407           7
Net loss......................................................     (2,422)        (52)          (864)        (15)

Revenue. Total revenues for the three months ending March 31, 2002 was $4.6 million, a decrease of approximately $1.2 million, or 20%, compared with total revenues of $5.8 million for the corresponding period of the prior year.

Automotive care franchising revenue for the three months ending March 31, 2002 was $2.5 million, a decrease of approximately $686,000, or 21%, compared with automotive care revenues of $3.2 million for the corresponding period of the prior year. The decrease was a result of a decrease in royalty revenues of $277,000 and franchise development revenues of $409,000. The Company sold the franchise operations in Mexico in January of 2002, which accounts for the decrease in royalty revenues. Development revenues were lower because during the third quarter of fiscal year 2001 the Company sold rights in Portugal. There was not a comparable sale during the same quarter for fiscal year 2002.

Manufacturing and distribution revenue for the three months ending March 31, 2002 was $1.6 million, a decrease of approximately $548,000, or 25%, compared with manufacturing and distribution revenues of $2.2 million for the corresponding period of the prior year. This decrease was due primarily to the sale of manufacturing and distribution operations in Mexico and in the general down- turn of business in the manufacturing operations at Precision Building Solutions, Worldwide Dryer, and Hydrospray.

Other revenue for the three months ending March 31, 2002 was $467,000, an increase of approximately $63,000, or 16%, compared with other revenues of $404,000 for the corresponding period of the prior year. This is attributable to the contract with Shell Autopartes, the company that purchased PACI's operations in Mexico, which provided for technical training and support for a three-year period, of which the Company has recognized revenue year to date of $75,000.

Direct Cost. Total direct costs for the three months ending March 31, 2002 totaled $4.0 million, an increase of $434,000 or 12%, compared with $3.5 million for the corresponding period of the prior year.

Automotive care franchising direct costs for the three months ending March 31, 2002 totaled $1.4 million, a decrease of $278,000 or 17%, compared with $1.7 million for the corresponding period of the prior year. This decrease is consistent with lower royalty and franchise development revenues.

Manufacturing and distribution direct costs for the three months ending March 31, 2002 totaled $1.7 million, an increase of $298,000 or 21%, compared with $1.5 million for the corresponding period of the prior year. This increase is attributable to deteriorating margins in the Company's manufacturing operations.

Other direct costs for the three months ending March 31, 2002 totaled $820,000, an increase of $414,000 or 102%, compared with $406,000 for the corresponding period of the prior year. This increase in direct costs is attributable to the Company's write-down of inventory at the Company's Mexican subsidiary.

General and Administrative Expense. General and administrative expense was $1.9 million for the three months ending March 31, 2002, a decrease of $172,000 or 8%, compared with $2.1 million for the quarter ending March 31, 2001. This is primarily the result of management's cost reduction initiatives, specifically in the reduction of external professional consulting fees.

Operating (Loss). The Company recorded an operating loss for the three months ending March 31, 2002 of $1.8 million, which represents an increase in operating loss of $1.1 million or 153% compared with an operating loss of $716,000 for the corresponding period of the prior year. The increase in the operating loss is primarily attributed to a decline in contribution margin from the Company's manufacturing operations.

Other Income (Expense). Other Expense of $613,000 for the three months ending March 31, 2002, increased $58,000 or 10% compared to the Other Expense for the corresponding period of the prior year.

Net Loss. The Company recorded a Net Loss of $2.4 million for the three months ending March 31, 2002. This represents an increase of $1.6 million or 180% compared to the Net Loss for the corresponding period of the prior year. The increase was primarily attributable to the $1.1 million increase in the operating loss. Furthermore, in FY 2001, there was an extraordinary gain of $407,000 associated with debt restructuring. In FY 2002, there was not a comparable event.

Comparison of the nine months ended March 31, 2002 to the nine months ended March 31, 2001

Summary (in thousands)

                                                                     2002          %           2001           %
                                                                     ----          -           ----           -
Automotive car franchising revenue............................    $ 8,233          54        $ 9,936          57
Manufacturing & distribution revenue..........................      5,692          37          5,876          34
Other.........................................................      1,439           9          1,700          10
                                                                  -------         ---        -------         ---
Total revenues................................................    $15,364         100%       $17,512         100%
                                                                  =======                    =======
Automotive care franchising direct cost.......................    $ 5,492          36        $ 6,759          39
Manufacturing & distribution direct cost......................      5,207          34          4,033          23
Other.........................................................      1,600          10          1,709          10
                                                                  -------         ---        -------         ---
Total direct cost.............................................    $12,299          80        $12,501          71
                                                                  =======                    =======
General and administrative....................................     5,228           34          6,504          37
Depreciation expense..........................................       618            4            731           4
Amortization of franchise rights and goodwill.................     1,023            7          1,291           7
Impairment charges............................................     2,096           14            350           2
Operating loss................................................    (5,900)         (38)        (3,865)        (22)
Other.........................................................    (1,672)         (11)        (2,178)        (12)
Extraordinary Gain............................................         -            -            407           2
Net loss......................................................    (7,572)         (49)        (5,636)        (32)

Revenue. Total revenues for the nine months ending March 31, 2002 was $15.4 million, a decrease of approximately $2.1 million, or 12%, compared with total revenues of $17.5 million for the corresponding period of the prior year.

Automotive care franchising revenue for the nine months ending March 31, 2002 was $8.2 million, a decrease of approximately $1.7 million, or 17%, compared with automotive care revenues of $9.9 million for the corresponding period of the prior year. The decrease was the result of a decrease in royalty revenues of $1.1 million and franchise development revenues of $562,000. The Company sold the franchise operations in Mexico in January of 2002, which accounts for the decrease in royalty revenues. FY 2002 development revenues were lower than FY 2001 because during the third quarter of fiscal year 2001, the Company sold the rights to Portugal. There was not a comparable sale during the third quarter of fiscal year 2002.

Manufacturing and distribution revenue for the nine months ending March 31, 2002 was $5.7 million, a decrease of approximately $184,000, or 3%, compared with manufacturing and distribution revenues of $5.9 million for the corresponding period of the prior year. This decrease was due primarily to the sale of the operations in Mexico in the first quarter of calendar year 2002.

Other revenue for the nine months ending March 31, 2002 was $1.4 million, a decrease of approximately $261,000, or 15%, compared to $1.7 million for the corresponding period of the prior year. This decrease was due primarily to the sale of manufacturing and distribution operations in Mexico.

Direct Cost. Total direct costs for the nine months ending March 31, 2002 totaled $12.3 million, a decrease of $202,000 or 2%, compared with $12.5 million for the corresponding period of the prior year.

Automotive care franchising direct costs for the nine months ending March 31, 2002 totaled $5.5 million, a decrease of $1.3 million or 19%, compared with $6.8 million for the corresponding period of the prior year. This decrease is consistent with lower royalty and franchise development revenues.

Manufacturing and distribution direct costs for the nine months ending March 31, 2002 totaled $5.2 million, an increase of $1.2 million or 29%, compared with $4.0 million for the corresponding period of the prior year. This increase is attributable to deteriorating margins in the Company's manufacturing operations.

Other direct costs for the nine months ending March 31, 2002 totaled $1.6 million, a decrease of $109,000 or 6%, compared with $1.7 million for the corresponding period of the prior year. This decrease was due primarily to the sale of manufacturing and distribution operations in Mexico.

General and Administrative Expense. General and administrative expense was $5.2 million for the nine months ending March 31, 2002, a decrease of $1.3 million or 20%, compared with $6.5 million for the nine months ending March 31, 2001. This is primarily a result of management's cost reduction initiatives, specifically in the reduction of external professional consulting fees.

Impairment of Capitalized Software. The Company recognized a $203,000 impairment charge for a point of sale software system when it was determined by management that the system was no longer going to be utilized.

Impairment of Goodwill. The Company recognized a $1.9 million impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company's Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary's declining revenues and significant decrease in profitability, it was appropriate and necessary to record an impairment charge. Subsequent to June 30, 2001, the outside investor performed due diligence and revised their offer. The revised offer led to further analysis on operations and the decision to record an initial impairment charge of $793,000 in the three months ending September 30, 2001. In January 2002, the Company sold the assets owned by its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon certain events outside the company's control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. Because the final negotiations with the outside investor reduced the purchase price from what had previously been anticipated, an additional impairment charge of $1.1 million was subsequently taken in December 31, 2001.

Operating (Loss). The Company recorded an operating loss for the nine months ending March 31, 2002 of $5.9 million, which represents an increase in operating loss of $2.0 million or 53% compared with an operating loss of $3.9 million for the corresponding period of the prior year. $1.8 million of the $2.0 million increase can be attributed to the increase in impairment charges. The balance of the operating loss was due to operating losses on domestic manufacturing operations.

Other Income (Expense). The Company recorded Other Expense of $1.7 million for the nine months ending March 31, 2002, which represents a decrease in Other Expense of $506,000 or 23% compared to the Other Expense for the corresponding period of the prior year when other expenses were $2.2 million. The decrease was primarily attributable to a decrease in interest expense. The new financing that the Company obtained with Precision Funding provided for better terms than the previous financing arrangement with First Union and enabled the Company to save money on interest expense. In addition, the Company renegotiated the loan with the Board LLC. This resulted in savings in interest expense.

Net Loss. The Company recorded a Net Loss of $7.6 million for the nine months ending March 31, 2002. This represents an increase of $1.9 million or 34% compared to the Net Loss for the corresponding period of the prior year. The net loss is attributable to the operating loss.

Liquidity and Capital Resources

Sources and Uses of Cash

     Cash at March 31, 2002 was $482,000. This was an increase of $138,000 from June 30, 2001. During the period, cash used in operations was $2.6 million. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets. In April 2002, the Company raised $765,000 from its Rights Offering, the proceeds of which will help enable it to exercise its business plan. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

     Cash provided by investing activities for the nine months ended March 31, 2002 was $3.0 million. In January 2002, the Company sold its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon meeting certain events. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. Proceeds of the sale were used to pay interest on the Company's senior debt and to liquidate other liabilities. In January 2002, the Company sold a building owned by one of its manufacturing subsidiaries to a related party, a partnership that includes Ernie Malas, the manager of the Hydrospray subsidiary, for $660,000 and subsequently leased back the property. One year of prepaid rent was included in the sales proceeds.

     Cash used in financing activities for the nine months ended March 31, 2002 was $240,000. Cash used in financing activities during the period included proceeds from the exercise of warrants of $275,000 and the issuance of subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000. In April 2002, the Company repaid these subordinated debt agreements in full. This infusion of cash was offset by repayments of the subordinated debt and other notes payable of $900,000.

Debt Transactions

     During fiscal year 2001, the Company was successful in obtaining a new source of financing. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for a period of three years. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002. The Company subsequently paid the accrued interest in January 2002.

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

     In February 2001, the Company renegotiated the terms of the subordinated debenture with the Board LLC. Under the revised terms, Board LLC agreed to waive all of the $407,000 of interest that had been accrued through that date. In exchange, the Company agreed to begin making payments to Board LLC so that the Board LLC would be completely paid by May 2002. Precision Funding LLC agreed to the terms of the renegotiation. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Company agreed to a revised payment plan consisting of monthly payments ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

     The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company's board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture has been extended to January 1, 2003. The holder also waived all debt covenants through January 1, 2003.

     On November 28, 2001, the Company consummated subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000, respectively. Each subordinated debenture bears interest at 10% per annum, with provisions for higher rates in the event of default, and is to mature on March 31, 2002, if not paid prior to that time. In April 2002, the Company repaid these subordinated debt agreements in full.

     From the time that the Company utilized substantially all of its credit facility in August 1998, the Company's cash flow has been constrained. As a result, the Company's ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the refinancing, reductions in expenses, improved collections, improved inventory management, the sale of certain assets, and raising additional capital in the rights offering, the Company expects to be able to meet all of its financial obligations and be able to focus on growing and improving profitability of its franchising and manufacturing businesses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     At March 31, 2002 the Company did not have market risk exposure as interest rates for all of its outstanding debt were fixed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Company is party to legal proceedings, including the following described below. Other than the Radcliffe case (in which an adverse judgment was entered, but which has been subsequently reversed), the Company does not believe that any of the legal proceedings below will result in material judgments against the Company. There can be no assurance, however, that these suits will ultimately be decided in its favor. Any of these proceedings may result in a material judgment against the Company, which could cause material adverse consequences to its operations. The Company has adequately reserved against any final, adverse judgment in the Radcliffe case.

Performance Concepts, Inc. and James E. Radcliffe vs. Precision Tune Auto Care,
-------------------------------------------------------------------------------
Inc. (Circuit Court, 17th Judicial Circuit, Broward County, Florida, filed May
---
4, 1998).

     In response to PTAC's notice of termination of plaintiff's franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff's franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached an implied covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. On November 24, 1999, the court entered a default judgment against PTAC as a result of a finding that PTAC failed to comply with certain orders of the court and submitted the issue of damages to a jury. On March 21, 2000, a jury awarded plaintiff damages in the amount of approximately $841,000, which the Company has reserved for in its financial statements. PTAC has appealed the decision to the Fourth District Court of Appeal on a number of grounds. PTAC filed its appellate brief on January 5, 2001. The Fourth District Court of Appeal heard oral arguments on April 24, 2001. On November 14, 2001, the Court ruled that the trial court erred in allowing the plaintiff to obtain damages based on other franchise agreements that were not pleaded in the complaint, and remanded the case back to the trial court for another hearing on damages. PTAC filed a motion for rehearing seeking a complete reversal of the trial court decision, which the court denied. On April 24, 2002, the Fourth District Court of Appeals ruled that the plaintiff was not entitled to attorney's fees and reversed the trial court's award of attorney's fees in the amount of $63,569. As of the date of this Report on Form 10-Q, the trial court has not rescheduled the hearing on damages.

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

     On May 11, 2000, the plaintiffs filed suit against the Company and two of its indirect, wholly-owned subsidiaries alleging that a 1998 settlement agreement of a prior lawsuit between the parties is voidable because it was obtained through fraud, misrepresentation, and the malicious application of economic duress; that the defendants' actions constituted a failure to act in good faith as required by the Washington Franchise Investment Protection Act; that the defendants violated an implied covenant of good faith and fair dealing in both the area agreement and the settlement agreement; that the defendants' actions violate the Washington Franchise Investment Protection Act; and that the defendants used instrumentalities of interstate commerce in carrying out concerted actions. The plaintiffs seek damages in excess of $5 million (to be trebled under the Washington Franchise Investment Protection Act), attorneys' fees, rescission of the settlement agreement, injunctive relief prohibiting the defendants from stopping the payment of royalties to the plaintiffs under the area agreement and other relief. The defendants filed an answer and affirmative defenses alleging that the defendants breached their agreements and owe PTAC money damages in an amount to be determined. The defendants also filed a Motion for Summary Judgment seeking to dismiss the lawsuit based on the 1998 settlement agreement. On October 29, 2001, the Court entered an Order granted the defendants' motion for summary judgment in part, dismissing the claims seek to avoid or rescind the 1998 settlement agreement and dismissing the claims alleging violation of the Washington Franchise Investment Protection Act and the RICO Act. The Court denied the defendants' motion for summary judgment regarding the plaintiffs' claims that the defendants' breached the settlement agreement and other claims (sounding in good faith and fair dealing). Trial of the lawsuit was scheduled to commence on April 1, 2002 but on varying dates in late February and March 2002, each of the plaintiffs filed for protection under Chapter 11 of the U. S. Bankruptcy Act, in the United States Bankruptcy Court for the District of Washington.

Precision Tune Auto Care, Inc. v. Shanwar WA, Inc., Shanwar, Inc., Car Tune,
----------------------------------------------------------------------------
Inc., Anwar Meherally and Shahnaz A. Meherally, Civil Action No. 01-1151-4
----------------------------------------------
(U.S. District Court for the Eastern District of Virginia, filed July 26, 2001)

     In an action involving substantially the same parties in the Washington State action described above, PTAC filed suit in the U. S. District Court for the Eastern District of Virginia against Shanwar WA, Inc., its owners (Anwar Meherally and Shahnaz Meherally) and related corporations for breach of two franchise agreements, and failure to pay franchise fees, service mark infringement unfair competition and unjust enrichment arising out the failure to discontinue use of trademark's on expiration of the franchise agreements. On October 5, 2001, the Court denied the defendants' motion to dismiss PTAC's claims based on the priority of the Washington State action referred to above, and instead ordered the action to proceed in federal court in Virginia. On October 15, 2001, the defendants filed an answer and affirmative defenses based on similar facts and allegations to those alleged in the Washington State action described above. Trial of the lawsuit had been scheduled to begin on March 5, 2002 but, as noted above, on varying dates in late February and March 2002, each of the plaintiffs filed for protection under Chapter 11 of the U. S. Bankruptcy Act, in the United States Bankruptcy Court for the District of Washington.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., and Star Auto Center,
--------------------------------------------------------------------------------
Inc., Common Pleas Court, Crawford County, Ohio, Case No. 01-CV-0019.
---------------------------------------------------------------------

     In February 2001, a confessed judgment of approximately $1.3 million was entered against Miracle Partners, Inc., a wholly owned subsidiary of the Company. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations.

Radiant Systems, Inc. v. Precision Tune Auto Care, Inc., American Arbitration
-----------------------------------------------------------------------------
Association.
------------

     Radiant Systems, Inc. ("Radiant") has filed a demand for arbitration with the American Arbitration Association alleging that Precision Tune Auto Care, Inc., a wholly owned indirect subsidiary of the Company, owes it $327,338.05 under a contract dated February 23, 2001. The Company believes that there are valid defenses to the claim. As of the date of this Report on Form 10-Q, the arbitration hearing has not yet been scheduled.

Redstone Development Group, LLC v. Hydro Spray Car Wash Equipment Co., Ltd., et
-------------------------------------------------------------------------------
al., (Circuit Court for Ottawa County, Michigan, filed December 13, 2001).
----

     A purchaser of car wash equipment manufactured by Hydro Spray Car Wash Equipment Co., Ltd., a subsidiary of the Company, sued Hydro Spray and the independent distributor who sold and installed the equipment for damages in excess of $389,990 alleging that the equipment did not work as represented or warranted. The Company believes that it has valid defenses and is defending the lawsuit.

The following previously reported legal proceedings have been recently disposed of:

Lawrence W. Frakes and Teresa K. Frakes v. John Garies, William Grimaud, Grimaud
--------------------------------------------------------------------------------
Enterprises, Inc., Precision Tune Auto Care, Inc.  F/D/B/A Precision Tune, Inc.
-------------------------------------------------------------------------------
(Circuit Court of Madison County, Alabama, filed November 3, 1997).

     Plaintiffs allege defendants orally made false material representations about adequate capitalization, access to used equipment, support, and guarantees of expected earnings. Plaintiffs also allege defendants breached their agreement, violated the Deceptive Trade Practices Act of Alabama and participated in a civil conspiracy to defraud. Plaintiffs are seeking judgment for unspecified compensatory and punitive damages. On December 22, 1997, defendants William Grimaud and PTAC filed motions to dismiss. On April 26,2001, PTAC filed a second motion to dismiss. A hearing on the pending motions to dismiss is scheduled for November 15, 2001. In April 2002, the Court granted the motions to defendants' dismiss without prejudice.

Precision Tune Auto Care, Inc. v. Andhras Corporation, Rambal Anne, Babu Anne,
------------------------------------------------------------------------------
Chad Anne and Sunitha Anne, U. S.  District Court, Eastern District of Virginia,
---------------------------
Alexandria Division, Civil Action No. 01-0095-A.

     On January 19, 2001, PTAC filed suit against Andhras Corporation ("Andhras") and its stockholders for moneys owed under 6 franchise agreements totaling over $430,000. About May 17, 2001, Andhras and Rambal Anne filed an Answer and Counterclaim alleging that PTAC breached a settlement agreement that the parties signed in 1998 by converting a Lube Depot located within 1.5 miles of one of Andhras' franchised locations to a Precision brand center, violated the Indiana Franchise Deceptive Practice Act by operating a company-owned center within the exclusive territory of Andhras, and violated the franchise agreements by failing to take action to enjoin use of "Precision Auto Care" by the owner(s) of 2 auto repair centers located near Andhras' franchised locations in Indiana. On June 27, 2001, PTAC filed an answer denying the allegations made in the Counterclaim. In April 2002, Andhras and Rambal Anne agreed to entry of a judgment in the amount of $315,000, and the Company agreed to dismiss without prejudice the claims against Chad Anne and Sunitha Anne based on certain representation made by them.

Howard Grobstein, Chapter 7 Trustee v. Precision Auto Care, Inc., U. S. District
---------------------------------------------------------------
Court, Central District, Los Angeles Division, Case No. CV-01-01176 ABC

     In December 2000, the Company was named in an adversary proceeding seeking damages of $15,000,000, interest and costs alleging that the Company breached an acquisition agreement with Paisa, Inc. In August 2001, the parties agreed to settle the matter for $37,500 to be paid by the Company with the Company retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, Inc., subject to court approval. On September 26, 2001, the court rejected this settlement. On November 14, 2001, the parties agreed to settle the case by PACI's agreement to pay $37,500 to the bankruptcy estate, within 60 days after bankruptcy court approval, with the parties agreeing to mutual releases and with PACI retaining the right to proceed against the collateral securing a $500,000 loan guaranteed by the principal stockholders of Paisa, contingent on court approval. The court has approved the settlement and PACI has paid the entire amounts due under the settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 17, 2001, Falcon Solutions, Ltd. exercised a warrant to purchase 1,000,000 shares of common stock for $275,000. The proceeds were used to fund the Company's working capital.

     On September 24, 2001, bonuses in the form of stock grants were granted to officers of the Company totaling $132,250.

     In February 2002, the SEC declared the company's Rights Offering effective. In April 2002, the Company raised $765,000 through the issuance of 2.6 million shares of common stock via this Rights Offering.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.

(b) On March 12, 2002, the Company filed a form 8-K in which it reported it issued a press release announcing the extension of its rights offering from March 15, 2002 to April 5, 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

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

     Signature                          Title                           Date
     ---------                          -----                           ----

/s/ Louis M. Brown           President, Chief Executive             May 15, 2002
------------------           Officer and Director
   Louis M. Brown            (Principal Executive Officer)

/s/ Robert R. Falconi        Senior Vice President and Chief        May 15, 2002
---------------------        Operating Officer (Principal
   Robert R. Falconi         Financial Accounting Officer)