Form 10-K
period 2002-06-30
PRECISION AUTO CARE INC
filed 2002-10-15
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

COMMISSION FILE NUMBER 0-29478

PRECISION AUTO CARE, INC.

Virginia	54-184785
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

748 Miller Drive, S.E.
Leesburg, Virginia 20175
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(703) 777-9095

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 13, 2002 was $1,006,044 based on the closing price of $0.25 per share. As of September 13, 2002, 13,318,030 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and “plan” as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption “Business—Risk Factors,” general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I

Item 1.     Business

Overview

Precision Auto Care, Inc. (“PACI” or the “Company”) is a provider of automotive maintenance services with franchised centers located in the United States and in certain foreign countries. At June 30, 2002, the Company had 58 employees. Through its franchised centers, services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly.

The Company was incorporated as a Virginia corporation in April 1997, but its predecessors have been in the automotive maintenance services business since 1976. The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups. Franchising of Precision Tune centers began the next year. As automotive technology changed, Precision Tune expanded its menu of offered automotive maintenance services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services. In September 1996, the Precision Tune brand name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico. The Company’s Mexican assets were sold in January 2002.

The Company has two business segments: Automotive Care Franchising and Manufacturing and Distribution. See Notes to Financial Statements for financial information regarding segment reporting.

Automotive Care Franchising

The automotive care franchising business segment, which is comprised of Precision Tune Auto Care (“PTAC”) and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

•
PTAC provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, that require relatively short service times. At June 30, 2002, these services were provided at 444 Precision Tune Auto Care centers owned and operated by franchisees and two owned and operated by the Company in Mexico.

•
Precision Lube Express provides convenient fast oil change and lube services. At June 30, 2002, there were 10 Precision Lube Express centers owned and operated by franchisees. In the future, the Company will not be selling Precision Lube Express franchises. However, the Company intends to grow this part of the business through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

Manufacturing and Distribution

The Company’s manufacturing and distribution segment, which includes HydroSpray Car Wash Equipment, Co., Ltd. (“HydroSpray”), one of its directly owned subsidiaries, produces car wash equipment, modular buildings, and car wash dryers. The Company believes that the HydroSpray car wash equipment package is a leading equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle. HydroSpray also manufactures and installs modular buildings, which it sells to third parties for various commercial applications.

The Company operated a manufacturing facility that produced dryers for car washes. That business was consolidated with HydroSpray in March 2002 in an effort to reduce company overhead.

Operations

Automotive Care Franchising

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

Retail Marketing.    Precision Tune Auto Care’s marketing objectives at the retail level are to increase sales, enhance first-time customers’ experiences, and bolster customer retention efforts. To further these objectives, Precision Tune Auto Care has developed and implemented a marketing plan containing programs and materials for use by Precision Tune Auto Care centers. The plan includes targeted marketing programs designed to reach key market segments, in-store merchandising materials designed to enhance retail sales and first time customer trials, and other local marketing materials (e.g., second car discounts, service reminder cards, and ATM receipt coupons) designed to generate customers and improve customer retention.

Training and Operational Support.    A significant element of Precision Tune Auto Care’s commitment to service is its training program for franchisees. New franchisees are required to successfully complete over 40 hours of initial training at its national training center in Leesburg, Virginia. The Company also offers a full line of technical training, including courses on engine performance, fuel systems and emissions, automotive electronics, fuel injection, and brake certification. These courses, which include both classroom and hands-on training, are designed to allow franchisees and service center technicians to maintain and update their technical capability to service today’s more technically complex vehicles. Upon opening a new center, training crews are onsite for at least the first two business days to assist in the startup process.

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

Precision Tune Auto Care’s area development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care’s behalf within specific geographic regions for stated periods offtime. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care’s franchise obligations. As of June 30, 2002, 20 area developers and their affiliates had an ownership interest in approximately 34% of the total number of Precision Tune Auto Care centers.

Open Area Development.    Precision Tune Auto Care’s current strategy is also to pursue the direct development of open areas in which area developers have not been granted rights. To facilitate this strategy, the Company has formed a franchise development team to pursue Precision Tune Auto Care’s open area development plan. This plan, which includes direct franchising, addresses such factors as market demographics, development resources (e.g., advertising and public relations vehicles and developers of commercial real estate), criteria for initial center development, and criteria for additional center development. Based on these factors, a specific expansion strategy for each target area is developed. The Company believes that significant expansion potential exists in areas not controlled currently by area developers.

    Precision Lube Express

Precision Lube Express provides convenient fast oil change and lube services. In the future, the Company will not be selling Precision Lube Express franchises. However, the Company intends to grow this part of the business through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

Precision Lube Express centers provide fast automobile oil changes, lubrication, filter replacement and related basic services. These centers also check and fill vital fluids, and conduct vehicle safety inspections, including inspection of exhaust systems. Precision Lube Express offers its customers air filters, PCV valves, breather filters, wiper blades and assorted engine additives. Precision Lube Express centers top off vital fluids between customer’s oil changes at no charge.

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

Precision Lube Express marketing emphasizes the basic “hassle-free” fast oil change and lube services provided by Precision Lube Express.

Retail Marketing.    The Company believes that Precision Lube Express will enjoy significant benefits from consumer recognition of the “Precision” brand name. The Company believes retail sales should be further stimulated by cross marketing opportunities generated through Precision Lube Express’s association with Precision Tune Auto Care. Specific marketing initiatives at the retail level include (i) VIP cards, granting customers special rates and other benefits, (ii) point-of-sale marketing materials, including frequent usage cards that provide customers with free oil changes to encourage repeat business, (iii) radio and print media advertising, and (iv) direct mail marketing.

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

Manufacturing and Distribution

In fiscal year 2002, the Company’s manufacturing and distribution operations accounted for approximately 38% of its revenues. The Company did not rely heavily on any single supplier for the supply of any materials, such as oil, equipment or raw materials or components the Company utilized in its manufacturing operations.

HydroSpray manufactures, distributes and sells car wash equipment and dryers. It also manufactures and installs modular buildings, which it sells to third parties for various commercial applications. This direct subsidiary of the Company conducts these manufacturing operations at a 40,000 square foot leased facility located in Mansfield, Ohio.

The Company believes that the HydroSpray equipment package is a leading car wash equipment package on the market. It includes such unique features as an integrated computer system that controls the auto wash system and allows remote dial-in access for system status reports and the diagnosis of maintenance problems along with its recently redesigned automatic tower and track that adjusts to the size of each vehicle. HydroSpray’s operations principally include the assembly of parts that have been manufactured by suppliers to HydroSpray specifications.

HydroSpray sells its modular buildings to third parties for various commercial applications. Most installations are complete within three to five business days from the date of receipt, thus providing competitive time and cost advantages over traditional construction. HydroSpray purchases parts from third-party suppliers which are manufactured to HydroSpray specifications.

The Company operated a manufacturing facility that produced dryers for car washes. That business was consolidated with HydroSpray in March 2002 in an effort to reduce company overhead.

The Company is not dependent upon any single supplier, and the parts and materials the Company uses in connection with its manufacturing process can be obtained from a variety of suppliers.

Franchising Activities

Precision Tune Auto Care.    As of June 30, 2002, all of Precision Tune Auto Care domestic centers were owned and managed by franchisees. In addition, all but two of the Company’s international centers were owned and operated by franchisees. Precision Tune Auto Care’s franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care’s franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, Precision Tune Auto Care’s standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend 9% of weekly gross receipts on advertising, 1.5% of which is currently paid into the national advertising fund and 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

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

Upon non-renewal and transfer, the Company has the first right to purchase the operating assets and obtain an assignment of leased facilities in certain cases. In certain situations, the Company will repurchase franchise rights. The decision to repurchase is made solely at its discretion and is not a contractual obligation. The Company also periodically obtains possession of some franchisees’ franchise rights by exchanging for such rights notes payable or other consideration, or by exercising rights outlined in the franchise agreements.

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Indonesia, Oman, the Bahamas, Jamaica, the Dominican Republic, Peru, Brazil, El Salvador, Ecuador, Guatemala, Honduras and Portugal. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

Co-Branding

On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty’s dealers with the opportunity to host a Precision Tune Auto Care franchise or Precision Lube Express franchise. This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts. At June 30, 2002, there were seven Getty stores that were hosting Precision Tune Auto Care centers and one Getty store that was hosting a Precision Lube Express center.

The Company is seeking to enter into other similar alliance agreements or other related agreements, where its franchised businesses will be the secondary tenant at the primary tenant’s location. The co-branding program may have separate agreements with the primary tenant’s organization or its affiliates to assist Precision Tune Auto Care in the offer of franchises to the primary tenants and the provision of services. The Company expects that these co-branding opportunities will be with other providers of automotive services not similar to its own, like gasoline stations, detail, paint and body work stations, tire shops, glass shops, and muffler shops. Due to the nature of these co-branding relationships, the Company expects to modify its standard form of franchise agreement to reflect the differences or similarities between its businesses. Some of these primary tenants may be in direct competition with the Company and may choose not to franchise their particular location. Additionally, the Company makes the final decision as to entering into a franchise agreement with a primary tenant.

Competition

Automotive Care Franchising

The Company encounters competition in all aspects of its business, including the sale by Precision Tune Auto Care and Precision Lube Express centers of automotive maintenance and repair services and fast oil and lubrication services. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care’s principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care’s market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Firestone and Penske, among others. Its regional competitors include All Tune and Lube (East Coast), Econo Lube N’ Tune (West Coast), Tunex International, Inc. (Rocky Mountain region), Tune-Up Masters and Speedee Oil Change and Tune-Up (Southern region), among others. The Company believes that the greater technical complexity of today’s vehicles provides a substantial barrier to entry for competitors in the “under-the-hood” segment of the automotive care services industry.

Precision Lube Express also competes in the service segment of the automotive aftermarket industry. The Company estimates that the U.S. oil change market posted approximately $3.8 billion in sales in 2001. This oil change market consists of all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil/Quaker State Company (Jiffy Lube International, Inc. and Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. and Texaco Inc. (Express Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, Econo Lube N’ Tune, Tunex International Inc. and Speedee Oil Change and Tune-Up, among others.

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

Manufacturing and Distribution

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

Government Regulation

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

Environmental Regulation.    Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations.

Trademarks

The Company has registered a number of trademarks and service marks with the United States Patent and Trademark Office, including “Precision Tune Auto Care.” Its failure to obtain and maintain trademark and service mark registration could have a material adverse effect on its operations. The Company has also registered or made application to register trademarks in foreign countries where master franchise licenses have been granted.

Seasonalty

Seasonal changes may impact various sectors of its businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care and Precision Lube Express and obtain services. Severe winter weather and rainy conditions can also adversely impact its sale, installation and use of car wash equipment.

Risk Factors

The Company’s business and investment in its Common Stock are subject to certain risks, including the following:

Liquidity.    The Company is highly leveraged. At June 30, 2002, the Company had current assets of approximately $3.8 million and current liabilities of approximately $7.0 million. While the Company believes that the program the Company has implemented to improve its cash flow will be sufficient to sustain its current operations, there can be no assurance that the Company will be able to meet its obligations as they become due without obtaining additional financing, reducing expenditures or selling additional assets. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all. The Company also may not be able to reduce expenditures sufficiently or sell any of its assets on terms favorable to the Company, if at all, to allow the Company to fund its operations and meet its obligations as they become due. A failure to fund adequately its operations or meet its obligations as they become due could cause material adverse consequences to its operations.

Limited Operating History.    The Company is in only its fifth year of operations as a combined entity. While its predecessor has been in business since 1976, the Company, as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of 10 automotive maintenance services companies in connection with its initial public offering. Management is focusing its efforts on improving the Company’s financial performance by focusing on the franchising business, reducing operating costs, and improving the Company’s operating efficiency at its car wash and modular building manufacturing facility. However, there can be no assurance that the Company will be able to implement these plans successfully.

History of Losses.    The Company has not generated positive cash flow from operations for the past two years. As of June 30, 2002, the Company had an accumulated deficit of approximately $60.8 million. While the Company believes that cash flow from operations will improve, there is no guarantee that its operations will ever be profitable.

Stock Listing.    The Company’s common stock trades on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board. Like other stocks traded over this quotation system, its common stock is thinly traded, highly volatile and not followed by analysts.

Penny Stock Regulations.    The Company’s common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to “penny stocks.” These rules require brokers selling securities subject to these rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company’s common stock and thus may have an adverse effect on the liquidity and market price of its common stock.

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

Penny Stock Market.    Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse which could cause investors to lose their entire investment. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although it does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, it will strive within the confines of practical limitations to prevent the described patterns from being established with respect to its securities.

Competition.    The automotive services industry is highly competitive. Direct competitors exist in each of our businesses segments.

In the automobile care franchising segment, the Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express; however, the Company also competes with national and regional fast oil change and lube companies, major oil manufacturers, local service stations and local, regional and national automobile maintenance and repair service providers.

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

In its manufacturing and distribution segment, the Company competes with a number of manufacturers and distributors of automotive and car wash supplies and equipment. Many of these competitors are large and have a substantially longer operating history than the Company does.

Certain competitors in each of the segments discussed above have greater financial resources than the Company does. There can be no assurance that the Company or individual Precision centers will be able to compete effectively. See “Business—Competition.”

Reliance on Franchising.    Franchise royalties are a significant component of its revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the “Precision” brand and the reputation the Company believes the Company enjoys for quality and value. There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company’s rights to receive franchise royalties would be effectively subordinated to the rights of franchisees’ lenders. See “Business—Operations—Automotive Care Franchising.”

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

Labor Availability.    The provision of high quality maintenance services by Precision Tune Auto Care centers requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such centers may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. Accordingly, a center’s ability to increase productivity and revenues could be affected by its inability to maintain the employment of skilled technicians necessary to provide the center’s services. There can be no assurance that Precision Tune Auto Care or its franchisees will be able to attract and maintain an adequate skilled labor force necessary to operate these centers efficiently or that labor expenses will not increase as a result of a shortage in the supply of skilled technicians, thereby adversely impacting its financial performance.

Dependence on Management and Key Personnel.    The Company’s success depends to a significant extent on the performance and continued services of senior management and certain key personnel. The Company believes these individuals possess the necessary experience in financing, operating and managing a company intent on improving its financial performance. The loss of the services of one or more of these key employees could have a material adverse impact on its financial condition and results of operations.

Reliance on Area Developers.    The Company relies, in part, on the assistance of area developers to identify and recruit franchisees, to assist in the development of a center, and to support franchisees’ continuing operations. Most area development agreements specify a schedule for opening the respective “Precision” centers in the territory covered by the agreement. In the past, the Company has selectively agreed to extend or waive the development schedules for certain of our area developers and there can be no assurance that area developers will be able to meet their contractual development schedules. Although the Company also has added the resources to franchise directly in open areas, the development schedules of its area developers will remain a part of the basis of its expectations regarding the number and timing of new center openings.

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

Management believes that the Company has substantially resolved these concerns. However, there can be no assurance that the Company will not become subject to legal proceedings or otherwise expend its resources in connection with disputes concerning its ability to offer and sell Precision Tune Auto Care franchises in areas covered by Precision Tune Auto Care area sub-franchise agreements. It also may be difficult for the Company to enforce its area sub-franchise agreements or to terminate the rights of area sub-franchisees who fail to meet development schedules or other standards and requirements imposed by the Company, limiting its ability to develop the territories of such sub-franchisees. Any such disputes or difficulties could increase the costs of its operations or otherwise adversely affect its financial condition and results of operations. See “Business—Operations—Automotive Care Franchising.”

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

Control by Management and Principal Shareholders.    As of September 13, 2002, its directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 64% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

Franchising Regulations.    The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See “Business—Government Regulation.” Its failure to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while the Company registers updates of its disclosure material with various states. Such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, its failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

Environmental Regulation.    Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers (which were formerly franchise operations under the PACI umbrella) used chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle were collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations. See “Business—Government Regulation.”

Item 2.     Properties

The Company’s corporate headquarters are located in approximately 18,000 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2007.

The Company conducts its HydroSpray car wash equipment manufacturing operations from a 40,000 square foot leased facility located in Mansfield, Ohio pursuant to a lease that expires in 2007.

In the opinion of management, the Company’s current space is adequate for its operating needs.

Item 3.     Legal Proceedings

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Recently Filed Cases:

Transclean Corporation et al. v. Ashland, Inc. et al., U. S. District Court, District of Minnesota, Civil No. 02-CV-1138-PAM/JGL, Filed July 8, 2002.

Transclean Corporation filed suit against PACI and several national chains and local auto repair stores alleging that the defendants use of automatic transmission fluid changing equipment manufactured by and purchased from T-Tech Industries infringed upon a patent owned by Transclean. The complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and court costs. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Luminivision filed suit against Praxis Afinanciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002.

Gulshan Hirji, a stockholder of Paisa, Inc. (“Paisa”), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract. The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Previously Reported Cases:

Radiant Systems, Inc. v. Precision Tune Auto Care, Inc., American Arbitration Association, Case No.30-117-00178-2, Filed February 20, 2002.

Radiant Systems, Inc. (“Radiant”), a previously approved supplier of software used by franchisees of Precision Tune Auto Care, Inc. (“PTAC”), an indirect, wholly-owned subsidiary of the Company filed a demand for arbitration with the American Arbitration Association alleging that PTAC owes $327,000 under a contract dated February 23, 2001. Radiant has stated in responses to discovery requests that its claim is $1,753,000 plus interest and attorneys’ fees. The Company believes that there are valid defenses and is vigorously defending the claim. The arbitration hearing is scheduled for November 19-21, 2002. The Company has ceased making payments due Radiant under an agreed to payment schedule between the Company and Radiant due to the filing of this claim.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.

Bonneville Car Wash Systems, Inc. et al. v. Precision Auto Care, Inc. dba Precision and Hydrospray, Third Judicial District, District Court for Salt Lake County, Utah. Civil Case Number 99-090-6889, Filed July 8, 1999.

Bonneville, a distributor of HydroSpray Car Wash Equipment Co., Ltd., and its related corporation, sued PACI and HydroSpray alleging that the defendants made fraudulent representations in connection with the sale of certain equipment manufactured by HydroSpray and sold it to Ivory, made intentional misrepresentations, breached the warranty of merchantability, breached various contracts with the plaintiffs and tortiously interfered with Bonneville’s business relationships with existing customers. The plaintiff seeks actual damages in excess of

$515,000, punitive damages and attorney’s fees. The defendants filed an answer denying the allegations on August 18, 1999. As of the date of this Report on Form 10-K, the court has not yet scheduled a trial date.

Disposition of Previously Reported Cases:

Precision Tune Auto Care, Inc. v. Pinole Auto Care, Inc., Karen Anderson and Gwendolyn Boozé, U. S. District Court, Eastern District of Virginia, Alexandria Division, Civil Action No. 001748-A.

On October 19, 2000, PTAC filed suit against Pinole Auto Care, Inc. and its guarantors for damages arising out of the franchisee’s failure to pay franchise fees and for injunctive relief arising out of continued use of PTAC’s trademarks following termination of the franchise agreement. On July 12, 2001, the defendants filed a counterclaim seeking damages of $300,000, alleging that PTAC failed to provide promised advertising support, failed to provide promised management training, made “spurious promises of management training and advertising support”, and breached an implied covenant of good faith and fair dealing. On August 6, 2001, PTAC filed a motion for summary judgment. On October 15, 2001, the Court granted PTAC’s motion for summary judgment and permanent injunctive relief. On January 15, 2002, entered a final judgment ordering the defendants to pay PTAC the amount of $6,236,538, including attorneys’ fees and costs, and dismissing the defendants’ counterclaim. On November 19, 2001, the plaintiffs appealed the order dated October 15, 2001 to the U.S. Court of Appeals, Fourth Circuit. On July 23, 2002, PTAC was paid $20,000 in full settlement of this suit.

Performance Concepts, Inc. and James Radcliffe v. Precision Tune Auto Care, Inc., Case No. 98-0071130 (03) Circuit Court, 17th Judicial Circuit, Broward County, Florida), Filed May 4, 1998.

In response to a notice of termination given by PTAC of the plaintiff’s franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, Plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff’s franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached the covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. The plaintiffs sought unspecified damages in excess of $15,000 plus punitive damages. On June 3, 1998, the court granted a temporary injunction enjoining both parties from violating the franchise contract. In a counterclaim filed August 6, 1998, PTAC demanded indemnification under the franchise agreement by both plaintiffs for certain of the allegations, which was agreed to by plaintiffs’ insurance carrier. On August 26, 1998, the plaintiffs filed a motion to dismiss PTAC’s counterclaim. In October 1999, the plaintiffs filed Motions for Sanctions for PTAC’s failure to comply with a request for documentation and failure to supply most knowledgeable corporate representatives for deposition. In November 1999, plaintiff filed a Second Motion for Sanctions, seeking to strike PTAC’s pleadings, including the Counterclaim. On November 15, 1999, the court granted the motion to strike PTAC’s pleadings and on November 24, 1999, the court entered an order striking PTAC’s pleadings and entering a default, ruling that the allegations of the Plaintiff’s Complaint would be deemed admitted and that the only issue for trial was the amount of damages sustained. On March 21, 2000, a jury awarded Plaintiff damages in the amount of $841,000. PTAC appealed the decision to the Fourth District Court of Appeals and, on November 14, 2001, the Court reversed the trial court judgment, ruling that the trial court erred in allowing the plaintiff to obtain damages based on other franchise agreements that were not pleaded in the complaint, and remanded the case back to the trial court for another hearing on damages. On April 24, 2002, the Fourth District Court of Appeals also ruled that the plaintiff is not entitled to recover its attorneys’ fees from the Company. On October 2, 2002, the parties entered into a mutual release and settlement agreement at no expense to the Company. The settlement amount paid to the plaintiff was received from the Company’s insurance carrier. The Company had previously recorded an accrual of the estimated loss and legal costs on this matter of $1.0 million and included this amount in other operating expense in the consolidated statement of operations for the period ended June 30, 2000. As a result, the Company has reversed the $1.0 million of the previously accrued expected loss and legal costs which is included in other income in the consolidated statement of operations for the period ended June 30, 2002.

Redstone Development Group, Inc. v. HydroSpray Car Wash Equipment Co., Ltd. et al., Circuit Court for Ottawa County, Michigan, Filed December 13, 2001.

On June 13, 2002, the plaintiff voluntarily dismissed without prejudice the lawsuit against Hydro Spray Car Wash Equipment Co., Ltd., a wholly-owned subsidiary of the Company.

Anwar Meherally, Shan Meherally, A. M. Enterprises, Inc., Shanwar WA, Inc. and Car Tune, Inc. v. Precision Auto Care, Inc., Precision Tune Auto Care, Inc., and PTW, Inc., Superior Court of the State of Washington for the County of King, Case No. 00-2-13974-8SEA (filed May 11, 2000).

Shortly before the scheduled trial date of April 1, 2002, the plaintiffs filed for protection under Chapter 11 of the U.S. Bankruptcy Act, staying the trial. [U.S. Bankruptcy Court, Western District of Washington at Seattle, Cases No. 02-12287 (Shanwar, Inc.), 02-12288 (Car Tune, Inc.), 02-12289 (Shanwar WA, Inc.), and 02-12556 (Anwar Meherally and Shahnaz Meherally)]. On May 24, 2002, the Bankruptcy Court lifted the automatic bankruptcy stay, allowing the trial to proceed. On July 17, 2002, the parties entered into a settlement agreement in which the plaintiffs agreed to discontinue using trademarks owned by the franchisor at an unlicensed center, the franchisor agreed to buy the area back from the plaintiffs for the sum of $175,000 ($35,000 of which was payable on closing, and the remainder payable at the rate of $7,000 per month for 20 months) and the parties agreed to dismiss this lawsuit and the one described below.

Precision Tune Auto Care, Inc. v. Shanwar WA, Inc., Shanwar, Inc., Car Tune, Inc., Anwar Meherally and Shahnaz A. Meherally, Civil Action No. 01-1151-4 (U.S. District Court for the Eastern District of Virginia, filed July 26, 2001).

Shortly before the scheduled trial date of March 5, 2002, the plaintiffs filed for protection under Chapter 11 of the U.S. Bankruptcy Act, staying the trial. [U.S. Bankruptcy Court, Western District of Washington at Seattle, Cases No. 02-12287 (Shanwar, Inc.), 02-12288 (Car Tune, Inc.), 02-12289 (Shanwar WA, Inc.), and 02-12556 (Anwar Meherally and Shahnaz Meherally)]. On May 24, 2002, the Bankruptcy Court lifted the automatic bankruptcy stay, allowing the trial to proceed. On July 17, 2002, the parties entered into a settlement agreement in which the plaintiffs agreed to discontinue using trademarks owned by the franchisor at an unlicensed center, the franchisor agreed to buy the area back from the plaintiffs for the sum of $175,000 ($35,000 of which is payable on closing, and the remainder payable at the rate of $7,000 per month for 20 months) and the parties agreed to dismiss this lawsuit and the one described above.

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

Other than the Radiant arbitration, the Company does not believe that any of the above proceedings will result in material judgments against the Company. There can be no assurance, however, that these suits will ultimately be decided in its favor. Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations. The Company believes that it has adequately reserved for a possible adverse judgement in the Radiant arbitration matter.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, par value $.01 per share (“Common Stock”) is publicly traded on the National Association of Security Dealers Inc.’s OTC Bulletin Board and is quoted under the symbol “PACI.”

As of September 13, 2002, there were 200 record holders of Common Stock. In addition, there were approximately 1,200 beneficial owners of the Company’s Common Stock.

The following table sets forth the high and low bid prices on Nasdaq and NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2002, and June 30, 2001, respectively. To date, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The terms of the Loan Renewal and Security Agreement dated September 29, 2000 (attached as Exhibit 10.24 to the Company’s report on Form 10-K for the year ended June 30, 2000, filed on October 13, 2000), restrict the Company from paying any dividends without the written consent of the lender except for stock dividends or stock splits or any other corporate distribution which does not involve cash or property. These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year ended June 30, 2002

Quarter	High	Low
First	$0.510	$0.180
Second	0.430	0.190
Third	0.360	0.240
Fourth	0.355	0.120

Fiscal year ended June 30, 2001

Quarter	High	Low
First	$1.688	$0.188
Second	1.625	0.188
Third	1.281	0.250
Fourth	0.813	0.510

On August 3, 2000 an origination fee was paid in the form of a warrant to secure a credit facility, which entitled the lender to purchase 2,000,000 shares of common stock, which were immediately exercisable at an exercise price of $0.275 per share. The lender, Precision Funding, LLC, is an entity created, owned and controlled by one current director and one former director. On June 20, 2001, warrants were exercised to purchase 1,000,000 shares of common stock for $275,000. On July 17, 2001, warrants were exercised to purchase 1,000,000 shares of common stock for $275,000.

On August 4, 2000, the Company issued 1,700,000 shares of common stock to an executive officer for $750,000 in cash.

These transactions were exempt from registration under Section 4(2) of the Securities Act, as they did not involve any public offering.

Item 6.     Selected Financial Data

	2002(1)	2001	2000	1999	1998
	(amounts in thousands, except per share data)
Net sales	$20,560	$23,151	$33,776	$44,769	$41,776
Net (loss) income	(7,699)	(18,928)	(18,382)	(21,019)	1,228
Net EPS (diluted)	$(0.69)	$(2.38)	$(2.96)	$(3.43)	$0.28
Total assets	13,589	20,115	46,332	64,575	86,549
Total debt	15,774	16,598	20,679	24,196	24,243
Cash dividends declared per common share(2)	$—	$—	$—	$—	$—

(1)	The Company sold the franchise and distribution operations in Mexico in January 2002.
(2)
In conjunction with the Company’s initial public offering, in 1998 a cash dividend totaling approximately $360,000 was declared and paid to the former shareholders of WE JAC Corporation, but is not included in the per share amounts.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

Precision Auto Care is a global franchisor of auto care and quick-lube centers. The Company also manufactures automatic car wash equipment and modular quick-lube buildings. Company revenues are derived from four primary areas: franchise development, royalties, manufacturing and distribution, and Company-owned centers. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Manufacturing and distribution revenues are derived from the sale of automotive parts and equipment and the manufacture and sale of car wash equipment, parts and supplies. Company-owned center revenue is derived from Precision Tune Auto Care centers located in Mexico, which are owned and operated by the Company. In January of 2002, the Company sold its franchise and distribution operations in Mexico.

Direct costs consist of the cost of parts and equipment, fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, other costs associated with directly supporting the franchise system, and the cost of operating Company-owned centers. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items include interest income and expense which are included within the non-operating income/expense category on the Statement of Operations. Severances, abandoned acquisitions, early buyout of lease obligations, and sale of assets are included in the operating expenses on the Statement of Operations.

Prior to fiscal year 2002, the Company included general and administrative costs incurred at the business unit level as direct costs in the Consolidated Statement of Operations. Beginning in fiscal 2002, management decided to classify these costs as general and administrative expense in the Consolidated Statement of Operations. This change in classification for financial reporting is consistent with recent changes in management reporting that are intended to facilitate improved management focus on general and administrative costs in support of the Company’s goal to regain profitability. Accordingly, $2.1 million and $2.8 million for fiscal years 2001 and 2000, respectively, have been reclassified to conform with the current year’s presentation.

Precision Auto Care, Inc. has two reportable segments: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision

Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company’s manufacturing and distribution division produces modular buildings and car wash equipment. HydroSpray, the primary manufacturing entity, produces all the aforementioned products as opposed to services which are provided by Automotive Care division. There were no sales between the two segments. The Chief Operating Decision Maker (CODM) evaluates the performance of the Company’s operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The segment information that is presented in Note 16 of the financial statements is for the years ended June 30, 2002 and June 30, 2001.

During fiscal year 2002, the Company continued experiencing cash flow difficulties. In an effort to return the Company to positive cash flow and profitability, the Board of Directors approved a series of initiatives by management which called for the disposition of certain assets and restructuring of the Company. For example, the Company sold a property in Cedar Falls, Iowa in October 2001 and a property in Mansfield, Ohio in January 2002. The Company concurrently leased back the property in Mansfield, Ohio. In January of 2002, the Company sold its franchise and distribution operations in Mexico. The sale of these assets had a positive impact on cash flow and enabled the company to reduce past due trade payables. The Company will continue to divest itself from non-strategic businesses and assets.

During fiscal year 2002, the Company made further reductions to its payroll costs and cut costs in other areas as well. For example, one of the Company’s manufacturing facilities, a plant in Broomfield, Colorado was closed down and its operations were consolidated with the Company’s manufacturing facility in Mansfield, Ohio. In addition to merging the two plants, the Company is merging the two businesses into one entity.

The Company’s core auto care and franchising business continues to benefit from an improved focus on unit economics, and in the field training programs. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

In March 2000 the Company executed a strategic alliance and service agreement (the “Co-Branding Agreement”) with Petro USA Incorporated (“Petro”), a subsidiary of Getty Petroleum Marketing Incorporated (“Getty”). In an effort to co-brand the proprietary marks of the before mentioned parties to this agreement, certain Getty service stations will be offered the opportunity to become Precision Tune Auto Care or Precision Lube Express. According to this agreement, Petro will present potential Getty sites to the Company for consideration for a Precision franchise and assist in the co-branding administration and development efforts of the acceptable sites. The parties to this agreement have initially selected 18 potential Getty sites for these co-branding efforts. At June 30, 2002, there were seven Getty sites that have become Precision Tune Auto Care Centers. The Company anticipates that several more Getty sites will become Precision Tune Auto Care Centers in FY2003. This agreement will continue for 10 years, unless all Precision franchises located at Getty service stations are terminated or the agreement is terminated. The Company expects this agreement to increase franchise fees, royalties and sales of modular buildings.

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

Results of Operations

    Comparison of the year ended June 30, 2002 to the year ended June 30, 2001

Summary (in thousands)

	2002	%	2001	%
Automotive care franchising revenue	$11,037	54	$13,202	57
Manufacturing & distribution revenue	7,899	38	7,722	33
Other	1,624	8	2,227	10

Total revenues	$20,560	100%	$23,151	100%

Automotive care franchising direct cost	$6,745	33	$8,151	35
Manufacturing & distribution direct cost	7,282	35	6,064	26
Other	1,681	8	2,164	9

Total direct cost	$15,708	76	$16,379	70

General and administrative	6,372	31	6,793	29
Bad debt expense	558	3	1,773	8
Depreciation expense	799	4	963	4
Amortization of franchise rights & goodwill	1,369	7	1,906	8
Impairment charges	2,097	10	11,672	50
Other operating expense	163	1	346	1
Operating loss	(6,506)	(32)	(16,681)	(72)
Other	(1,193)	(6)	(2,654)	(11)
Extraordinary gain	—	0	407	2

Net loss	$(7,699)	(37)%	$(18,928)	(82)%

Revenue.    Total revenues for the fiscal year ended June 30, 2002 (FY02) was $20.6 million, a decrease of approximately $2.6 million, or 11%, compared with total revenues of $23.2 million for the fiscal year ended June 30, 2001 (FY01).

Automotive care franchising revenue in FY02 was $11.0 million, a decrease of approximately $2.2 million, or 17%, compared with automotive care revenues of $13.2 million in FY01. The decrease was the result of a decrease in royalty revenues of $1.8 million and franchise development revenues of $398,000. $1.1 million of the $1.8 million decrease in royalty revenues was a result of the Company’s sale of its franchise operations in Mexico in January of 2002. The remaining decrease in royalty revenues is attributable to lower domestic royalties. However, it should be noted that FY02 domestic royalty revenues net of bad debt expense were $9.7 million. FY01 domestic royalty revenues net of bad debt expense were also $9.7 million. Franchise development revenues were lower in fiscal year 2002 because the Company did not sell as many domestic and international franchise licenses as it did in fiscal year 2001.

Manufacturing and distribution revenue in FY02 was $7.9 million, an increase of approximately $178,000, or 2%, compared with manufacturing and distribution revenues of $7.7 million in FY01. This slight increase was primarily due to its car wash equipment manufacturer’s increase of revenue of $761,000 from FY01. This increase in revenue was offset by the decreased distribution sales experienced at its operations in Mexico due to the sale of this subsidiary in the first quarter of calendar year 2002.

Other revenue in FY02 was $1.6 million, a decrease of approximately $604,000, or 27%, compared to $2.2 million in FY01. This decrease was due primarily to the sale its company operated stores in Mexico.

Direct Cost.    Total direct costs in FY02 totaled $15.7 million, a decrease of $671,000 or 4%, compared with $16.4 million in FY01.

Automotive care franchising direct costs in FY02 totaled $6.7 million, a decrease of $1.5 million or 18%, compared with $8.2 million in FY01. This decrease is consistent with lower royalty and franchise development revenues.

Manufacturing and distribution direct costs in FY02 totaled $7.3 million, an increase of $1.2 million or 20%, compared with $6.1 million in FY01. This increase is attributable to deteriorating margins in the Company’s domestic and international manufacturing operations.

Other direct costs in FY02 totaled $1.7 million, a decrease of $483,000 or 22%, compared with $2.2 million in FY01. This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense.    General and administrative expense was $6.4 million in FY02, a decrease of $421,000 or 6%, compared with $6.8 million in FY01. This is primarily a result of management’s cost reduction initiatives, specifically in the reduction of external professional consulting fees. Professional consulting fees in FY02 was $1.2 million, a decrease of approximately $370,000, compared to $1.6 million in FY01.

Impairment Charges.    The Company recognized a $203,000 impairment charge for a point of sale software system when it was determined by management that the system was no longer going to be utilized.

Impairment charges to reduce goodwill were $1.9 million for the fiscal year ended June 30, 2002, a decrease of $9.8 million or 84%, compared with $11.7 million for the fiscal year ended June 30, 2001. The Company recognized a $1.9 million impairment charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary in the fiscal year ending June 30, 2002. The Company recognized an $11.7 million charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary as well as reducing the goodwill that had been attributed to the Company’s franchising business in the United States for the fiscal year ended June 30, 2001.

Operating (Loss).    The Company recorded an operating loss for the fiscal year ended June 30, 2002 of $6.5 million, which represents a decrease in operating loss of $10.2 million or 61% compared with an operating loss of $16.7 million for the fiscal year ended June 30, 2001. $9.6 million of the $10.2 million decrease can be attributed to the decrease in impairment charges. The balance was attributable to the reduction in general and administrative costs and other operating expenses.

Other Expense.    The Company recorded Other Expense of $1.2 million in FY02, which represents a decrease in Other Expense of approximately $1.5 million or 55% compared to the Other Expense in FY01 when other expenses were $2.7 million. The decrease was primarily attributable to a decrease in interest expense and the settlement of the Performance Concepts/Radcliffe case.

Net Loss and Earnings Per Share.    The Company recorded a Net Loss of $7.7 million, or ($0.69) per share, for the fiscal year ended June 30, 2002. This represents a decrease of $11.2 million or 59% compared to the Net Loss of $18.9 million, or ($2.38) per share, for the fiscal year ended June 30, 2001.

    Comparison of the year ended June 30, 2001 to the year ended June 30, 2000

Summary (in thousands)

	2001	%	2000	%
Automotive care franchising revenue	$13,202	57	$15,529	46
Manufacturing & distribution revenue	7,722	33	12,997	38
Other	2,227	10	5,250	16

Total revenues	$23,151	100%	$33,776	100%

Automotive care franchising direct cost	$8,151	35	$7,953	24
Manufacturing & distribution direct cost	6,064	26	11,824	35
Other	2,164	9	4,826	14

Total direct cost	$16,379	70	$24,603	73

General and administrative	6,793	29	6,631	20
Bad debt expense	1,773	8	2,655	8
Depreciation expense	963	4	1,387	4
Amortization of franchise rights & goodwill	1,906	8	1,979	6
Impairment charges	11,672	50	7,029	21
Other operating expense	346	1	5,036	15
Operating loss	(16,681)	(72)	(15,544)	(46)
Other	(2,654)	(11)	(2,838)	(8)
Extraordinary gain	407	2	—	0

Net loss	$(18,928)	(82)%	$(18,382)	(54)%

Revenue    Revenue for the twelve months ended June 30, 2001 (FY01) was $23.2 million compared to $33.8 million for fiscal year 2000 (FY00), a decrease of $10.6 million or 31%.

Automotive care franchising revenue in FY01 was $13.2 million, a decrease of approximately $2.3 million, or 15%, compared with automotive care revenues of $15.5 million in FY00. The decrease in franchise royalties was due primarily to the reduction in the number of stores in the Company’s franchise system and the fact that there were fewer new stores sold at FY01 than in FY00.

Manufacturing and distribution revenue in FY01 was $7.7 million, a decrease of approximately $5.3 million, or 41%, compared with manufacturing and distribution revenues of $13.0 million in FY00. The decrease was due in part to a $2.1 million decline in the Company’s car wash and modular building sales, $5.2 million in FY01 vs. $7.3 million in FY00. Also contributing to the decline in manufacturing revenue was the fact that the Company’s auto parts and supplies sales were down $2.0 million or 77%, from $2.6 million in FY00 to $600,000 in FY01. Manufacturing revenues from its car wash dryer manufacturer, which were $1.8 million in FY00, decreased by $700,000 or 39% to $1.1 million in FY01 and is attributed to management’s decision to dispose of this entity. The Company’s Mexican operation also experienced a $300,000 decline in manufacturing revenues from $1.1 million in FY00 to $800,000 in FY01, a 27% decrease.

Other revenue in FY01 was $2.2 million, a decrease of approximately $3.1 million, or 58%, compared to $5.3 million in FY00. Company center revenues were $2.0 million in FY01, a decrease of $3.0 million from the prior year. This decrease was attributed to management’s decision to sell the remainder of its company stores operated in the United States during FY01.

Direct Cost.    Total direct costs in FY01 totaled $16.4 million, a decrease of $8.2 million or 33%, compared with $24.6 million in FY00.

Automotive care franchising direct costs in FY01 totaled $8.2 million, an increase of approximately $198,000 or 2%, compared with $8.0 million in FY00.

Manufacturing and distribution direct costs in FY01 totaled $6.1 million, a decrease of $5.8 million or 49%, compared with $11.8 million in FY00. This is consistent with the overall decline in manufacturing and distribution revenue mentioned above.

Other direct costs in FY01 totaled $2.2 million, a decrease of $2.6 million or 55%, compared with $4.8 million in FY00. Company center operations costs decreased as a result of the Company’s decision to sell its company stores.

General and Administrative Costs.    General and administrative expense was $6.8 million for FY01, an increase of $162,000 or 2% compared with the $6.6 million for FY00.

Bad Debt Expense.    Bad Debt expense was $1.8 million for FY01, a decrease of $882,000, or 33% compared with the $2.7 million in FY00, as a result of improved receivables management.

Amortization and Depreciation Expense.    Depreciation and amortization expense was $2.9 million for FY01 compared to $3.4 million for FY00. The $500,000, or 15% decrease was due to the fact that the company reduced capital expenditures and disposed of certain assets.

Impairment of Goodwill.    The Company recognized an $11.7 million charge to reduce the amount of goodwill attributed to prior acquisitions as well as reducing the goodwill that had been attributed to the Company’s franchising business in the United States. Approximately $5.8 million of that impairment amount could be attributed to goodwill for the company’s Mexican subsidiary. In May 2001, the Company was approached by an outside investor who expressed an interest in purchasing the company’s Mexican subsidiary. The proposed purchase price offered by the prospective buyer lead to internal discussion regarding the appropriateness of the current carrying value of goodwill relating to this entity. After completing analysis on the operations, it was clear that because of the subsidiary’s declining revenues and significant decrease in profitability, it was appropriate and necessary to record the impairment charge. At June 30, 2001, the goodwill remaining on the books for the Mexican subsidiary was $2.9 million. The Company made a decision to record an impairment charge for goodwill of $700,000 on another of the Company’s subsidiaries which manufacturer car wash dryers, which the Company has marketed for sale for close to a year. Discussions with potential buyers in conjunction with the declining revenues and profits made it clear that an impairment charge was appropriate. At June 30, 2001, there was no goodwill remaining on the books for this subsidiary. The Company hired new corporate counsel in February 2001. New counsel recommended that the company create a new corporate entity and transfer the Company’s intellectual property and trademarks to that new entity so that the Company will be better able to gain approval from the various states to sell franchises with an entity unencumbered with the debt of the current entity. In June 2001, the Board of Directors approved this course of action. Management prepared a discounted cash flow analysis to determine if the carrying value of the franchise rights to be transferred to the new entity was in excess of its fair value. Upon completion of the analysis, management determined that a $5.2 million impairment charge was required to be recorded. In FY00, the Company recognized impairment charges aggregating $7.0 million.

Other Operating Expenses.    Other operating expenses were $346,000 in FY01, a decreased of $4.7 million or 94% compared to $5.0 million in FY00, due primarily to losses accrued during FY00 relating to the sale of properties and a legal judgment against the company.

Operating Loss.    The Company recognized an operating loss of $16.7 million in FY01 which represents an increase in the operating loss of $1.2 million which is a 7% increase over the FY00 loss of $15.5 million. This increase is due primarily to the increase in the impairment charge of $4.6 million and a decrease in the contribution margin of $3.4 million. Conversely, there was a $4.7 million decrease in other operating expenses, a $800,000 decrease in general and administrative costs, a $900,000 decrease in bad debt costs and a $500,000 decrease in depreciation and amortization costs which offset this decline.

Interest Expense.    Interest expense was $2.7 million for FY01 and $2.6 million for FY00. The Company also recognized a $407,000 extraordinary gain which resulted from the renegotiation of one of the company’s loans.

Provision for Income Taxes.    The provision for income taxes was $7,500 for the twelve months ended June 30, 2001, a decrease of $289,000 compared with the income tax expense of $297,000 for the twelve months ended June 30, 2000.

Net Loss and Earnings Per Share.    The Company recorded a loss of $18.9 million, or ($2.38) per share, for the twelve months ended June 30, 2001 compared with a net loss of $18.4 million, or ($2.96) per share, for the prior year.

Liquidity and Capital Resources

The following table sets forth selected information from the statement of cash flows of Precision Auto Care, Inc.

	Twelve Months Ended June 30,
	2002	2001
Net cash used in operating activities	$(2,148,000)	$(5,399,000)
Net cash provided by investing activities	2,817,000	8,273,000
Net cash provided by (used in) financing activities	16,000	(2,543,000)

Change in cash and cash equivalents	$685,000	$331,000

Cash at June 30, 2002 was $1 million. This was an increase of $685,000 from June 30, 2001. During the period, cash used in operations was $2.1 million. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

Cash provided by investing activities for the fiscal year ended June 30, 2002 was $2.8 million. In October 2001, the Company sold a building located in Cedar Falls, Iowa for $290,000 which was owned by one of its manufacturing subsidiaries. In January 2002, the Company sold its Mexican subsidiary for $1.8 million, of which $350,000 is contingent upon meeting certain events. In the last quarter of fiscal year 2002, the Company collected $175,000 of the $350,000 mentioned previously. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. Proceeds of the sale were used to pay interest on the Company’s senior debt and to liquidate other liabilities. In January 2002, the Company sold a building owned by one of its manufacturing subsidiaries to a related party, a partnership that includes Ernie Malas, the manager of the HydroSpray subsidiary, for $660,000 and subsequently leased back the property. One year of prepaid rent was included in the sales proceeds.

Cash provided by financing activities for the fiscal year ended June 30, 2002 was $16,000. Cash provided by financing activities during the period included proceeds from the exercise of warrants of $275,000 and the issuance of subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000. In April 2002, the Company repaid these subordinated debt agreements in full. In April 2002, the Company raised $765,000 from its Rights Offering to the public. This infusion of cash was offset by net repayments of the subordinated debt and other notes payable of $1 million.

The Company has agreed in principle with Precision Funding, LLC and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company will issue Precision Funding, LLC and the current board member the following:

•	Approximately 2.5 million shares of the Company’s common stock.

•	Approximately 1.0 million shares of preferred stock of the Company with a stated value of $5.50 per share. These shares will have a coupon rate of 2%.

•	Approximately 11.5 million warrants for the purchase of the Company’s common stock with an exercise price of $0.44 per share.

Although a definite agreement has not been finalized, the Company expects this transaction to be executed in the second quarter of fiscal year 2003.

Debt Transactions

During fiscal year 2001, the Company was successful in obtaining a new source of financing. The terms of the loan with Precision Funding, L.L.C. do not require the Company to pay any interest for the period of one year or any principal for a period of three years. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002. The Company subsequently paid the accrued interest in January 2002. The term of this debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, LLC, assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.

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

The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company’s board of directors (Board LLC). Originally due October 15, 1999, the maturity of the subordinated debenture was extended until September 30, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation’s Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translated into an issuing price per share of $3.75. The holder also waived defaults under the agreement through September 30, 2001.

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

The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company’s board of directors. The Company has repaid $1.4 million of the original principal amount. Originally due May 25, 1999, the term of this subordinated debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

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

The Company has agreed in principle with Precision Funding, LLC and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company will issue Precision Funding, LLC and the current board member the following:

•	Approximately 2.5 million shares of the Company’s common stock.

•	Approximately 1.0 million shares of preferred stock of the Company with a stated value of $5.50 per share. These shares will have a coupon rate of 2%.

•	Approximately 11.5 million warrants for the purchase of the Company’s common stock with an exercise price of $0.44 per share.

Although a definite agreement has not been finalized, the Company expects this transaction to be executed in the second quarter of fiscal year 2003.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company’s cash flow has been constrained. As a result, the Company’s ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the previously mentioned future debt to equity conversion, reductions in expenses, improved collections, improved inventory management, the sale of certain assets, and raising additional capital in the rights offering, the Company expects to be able to meet all of its financial obligations and be able to focus on growing and improving profitability of its franchising and manufacturing businesses.

Seasonality And Quarterly Fluctuations

Seasonal changes may impact various sectors of the Company’s business differently and, accordingly, the Company’s operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Auto Care and Precision Lube Express centers. Severe winter weather and rainy conditions may also adversely impact the Company’s sale and installation of car wash equipment.

Item 7a.     Quantitative And Qualitative Disclosure About Market Risks

At June 30, 2002, interest rates for all of the Company’s outstanding debt were fixed. As such, interest rate fluctuations do not have an impact on the Company’s operations and cash flows. In addition, because substantially all of the Company’s debt is with related parties, the Company does not believe interest rate fluctuations have a meaningful impact on the fair value of its fixed rate debt. Due to the Company’s sale of its Mexican subsidiary in January 2002, the Company does not have any material exposure to foreign currency exchange rate fluctuations.

Item 8.      Financial Statements And Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2000, were audited by other auditors whose report dated September 8, 2000 (except for Note 8, as to which the date is October 11, 2000), expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
September 16, 2002 (except for note 13, as to which the date is October 2, 2002)

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,029,643	$344,458
Restricted cash in escrow	175,000	—
Accounts receivable, net of allowance of $2,371,314 and $2,078,438 Respectively	1,587,820	1,024,751
Inventory, net of allowance of $410,000 and $213,770, respectively	837,366	1,792,462
Other assets	164,002	211,970
Assets held for sale, net	8,913	1,329,293

Total current assets	3,802,744	4,702,934
Property, plant and equipment, at cost	4,672,177	5,364,233
Less: Accumulated depreciation	(3,676,506)	(3,003,787)

	995,671	2,360,446
Goodwill and other intangibles, net of accumulated amortization of $15,864,825 and $15,665,423, respectively	8,711,744	13,019,849
Deposits and other	79,249	32,087

Total assets	$13,589,408	$20,115,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$5,442,544	$5,711,682
Board LLC note	551,700	1,551,946
Other notes payable—current	342,007	543,576
Deferred revenue	683,489	380,148

Total current liabilities	7,019,740	8,187,352
Credit facility with related party	10,944,532	10,736,573
Subordinated debt	3,586,960	3,586,960
Board LLC note	253,707	—
Other notes payable—non current	95,158	179,081
Accrued interest on related party debt	2,528,913	2,173,827
Deferred revenue and other	517,500	137,539

Total liabilities	24,946,510	25,001,332
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $.01 par; 19,000,000 shares authorized; 13,318,030 and 9,149,358 shares issued and outstanding, in 2002 and 2001, respectively	133,180	91,492
Additional paid-in capital	49,327,613	48,189,136
Unearned restricted stock	—	(48,125)
Accumulated deficit	(60,817,895)	(53,118,519)

Total stockholders’ deficit	(11,357,102)	(4,886,016)

Total liabilities and stockholders’ deficit	$13,589,408	$20,115,316

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2002	2001	2000
Revenues:
Franchise development	$420,912	$818,602	$812,334
Royalties	10,615,917	12,382,853	14,716,884
Manufacturing and distribution	7,899,394	7,721,684	12,996,508
Company centers	1,272,209	2,006,133	5,010,546
Other	351,166	221,321	239,562

Total revenues	20,559,598	23,150,593	33,775,834
Direct cost:
Royalties	8,425,621	10,314,942	12,778,337
Manufacturing and distribution	7,281,940	6,064,225	11,824,176

Total direct costs	15,707,561	16,379,167	24,602,513

Contribution (exclusive of amortization shown separately below)	4,852,037	6,771,426	9,173,321
General and administrative expense	6,371,570	6,792,972	6,630,998
Bad debt expense	558,075	1,772,992	2,654,871
Depreciation expense	799,362	962,562	1,387,007
Amortization of franchise rights and goodwill	1,369,513	1,905,926	1,979,394
Other operating expense	163,300	346,077	5,036,095
Impairment charges	2,096,644	11,672,380	7,028,592

Operating loss	(6,506,427)	(16,681,483)	(15,543,636)
Other income (expense):
Interest expense	(2,138,490)	(2,695,121)	(2,613,257)
Other income	1,010,541	49,161	71,849

Total other expense	(1,127,949)	(2,645,960)	(2,541,408)

Loss before income tax and extraordinary item	(7,634,376)	(19,327,443)	(18,085,044)
Provision for income taxes	65,000	7,500	296,980

Loss before extraordinary item	(7,699,376)	(19,334,943)	(18,382,024)
Extraordinary gain, net of tax	—	406,660	—

Net loss	$(7,699,376)	$(18,928,283)	$(18,382,024)

Basic and diluted loss per share before extraordinary item	$(0.69)	$(2.43)	$(2.96)
Extraordinary item	$—	$0.05	$—
Basic and diluted net loss per share	$(0.69)	$(2.38)	$(2.96)
Weighted average shares outstanding—Basic and Diluted	11,116,168	7,966,176	6,219,874

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Accumulated Deficit	Total
Balance at June 30, 1999	6,131,548	$61,315	$46,012,211	$(283,021)	$(15,808,212)	$29,982,293
Issuance of common stock	224,236	2,242	565,910	—	—	568,152
Issuance of restricted stock	78,750	787	(45,318)	44,531	—	—
Restricted stock earned	—	—	—	107,568	—	107,568
Net loss	—	—	—	—	(18,382,024)	(18,382,024)

Balance at June 30, 2000	6,434,534	$64,344	$46,532,803	$(130,922)	$(34,190,236)	$12,275,989
Issuance of common stock	1,726,024	17,260	753,529	—	—	770,789
Issuance of warrants	—	—	651,000	—	—	651,000
Exercise of warrants	1,000,000	10,000	265,000	—	—	275,000
Restricted stock earned	—	—	—	69,489	—	69,489
Restricted stock canceled	(11,200)	(112)	(13,196)	13,308	—	—
Net loss	—	—	—	—	(18,928,283)	(18,928,283)

Balance at June 30, 2001	9,149,358	$91,492	$48,189,136	$(48,125)	$(53,118,519)	$(4,886,016)

Issuance of common stock	2,593,672	25,938	746,977	—	—	772,915
Issuance of common stock bonus	575,000	5,750	126,500	—	—	132,250
Exercise of warrants	1,000,000	10,000	265,000	—	—	275,000
Restricted stock earned	—	—	—	48,125	—	48,125
Net loss	—	—	—	—	(7,699,376)	(7,699,376)

Balance at June 30, 2002	13,318,030	$133,180	$49,327,613	$—	$(60,817,895)	$(11,357,102)

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
Operating activities:
Net loss	$(7,699,376)	$(18,928,283)	$(18,382,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges	2,096,644	11,672,380	7,028,592
Depreciation and amortization	2,168,875	2,868,488	3,366,401
(Gain) loss on disposal of assets held for sale	(31,922)	1,221,137	3,451,229
Stock issued in lieu of cash	—	20,789	—
Amortization of debt discount	207,959	137,573	—
Stock issued to satisfy interest due	—	—	566,668
Services received in exchange for stock	48,125	69,489	107,569
Stock issued for compensation	132,250	—	—
Gain on debt extinguishment	—	(406,660)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(563,069)	2,739,809	2,182,961
Inventory	955,096	(391,811)	1,566,944
Assets held for sale	(232,933)	—	—
Prepaid expenses, deposits and other	806	(30,820)	(85,069)
Refundable income taxes	—	71,774	1,587,157
Accounts payable and accrued liabilities	85,998	(3,341,614)	(750,076)
Deferred revenue and other	683,302	(1,101,863)	530,737

Net cash (used in) provided by operating activities	(2,148,295)	(5,399,612)	1,171,089
Investing activities:
Proceeds from sale of property and equipment	787,322	8,602,592	2,654,331
Proceeds from sale of subsidiary and related technical services agreement	2,235,305	—	—
Purchases of property and equipment	(205,030)	(329,345)	(347,011)

Net cash provided by investing activities	2,817,597	8,273,247	2,307,320
Financing activities:
Issuance of common stock	772,915	750,000	1,484
Exercise of warrants	275,000	275,000	—
Repayments of bank facility	—	(7,126,615)	(1,782,054)
Proceeds from subordinated debt	—	(448,054)	—
Proceeds from note payable	—	11,250,000	—
(Repayments of) proceeds from mortgage notes and other notes payable	(1,032,032)	(7,242,878)	(1,734,636)

Net cash provided by (used in) financing activities	15,883	(2,542,547)	(3,515,206)

Net change in cash and cash equivalents	685,185	331,088	(36,797)
Cash and cash equivalents at beginning of year	344,458	13,370	50,167

Cash and cash equivalents at end of year	$1,029,643	$344,458	$13,370

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years in the period ended June 30, 2002

1.    Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the “Company”) is an international provider of automotive maintenance services, including specialized automotive care services, and fast oil change and lube services, which are conducted principally through franchise operations. These services are provided primarily under the Precision Tune Auto Care and Precision Lube Express brand names. The Company disposed of all domestically owned car care centers during Fiscal Years 2000 and 2001 in an effort to focus on the franchising business. The Company also manufactures car wash equipment and modular buildings through its HydroSpray subsidiary. During fiscal year 2001, HydroSpray and PBSI, a manufacturing subsidiary of the Company located in Iowa, were consolidated into one plant in order to run a more efficient and effective manufacturing business. The Company merged HydroSpray and PBSI to form a single entity to conduct this business. During fiscal year 2002, HydroSpray and Worldwide Dryer, the Company’s subsidiary which manufacturers dryers for car washes, were consolidated into one plant in order to run a more efficient and effective manufacturing business.

The Company began business operations upon completion of its November 1997 Initial Public Offering (“IPO”) of common stock. Concurrent with the IPO, nine companies were combined to create Precision Auto Care, Inc. All of the combining companies had conducted business operations prior to the IPO. The financial statements presented herein have been prepared based on the historical financial statements of WE JAC Corporation, which was deemed to be the accounting acquirer of the remaining combining companies for financial reporting purposes. The Company made several other acquisitions and divestitures subsequent to the IPO. The Company conducts substantially all of its operations through its subsidiaries.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred a net loss of approximately $7.7 million and used cash in operations of $2.1 million for the year ended June 30, 2002 and has a working capital deficit of approximately $3.2 million as of June 30, 2002. The Company expects to be able to meet all of its working capital and debt obligations by reductions in operating expenses, improved collections, improved inventory management, and the sale of certain assets. In addition, the Company has agreed in principle with Precision Funding, LLC and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. Although a definitive agreement has not been finalized, the Company expects this transaction to be executed in the second quarter of fiscal year 2003. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

In a continued effort to return the Company to profitability and improve cash flow, management implemented the following in fiscal year 2002: selling certain assets, consolidating operations, and reducing payroll and other costs. Management believes that the sale of certain assets related to non-franchising activities and continued emphasis on the building of the franchising business and car wash and modular building manufacturing business will have a positive impact on future cash flow and reduce past due trade payables.

The Company’s core auto care and franchising business continues to benefit from an improved focus on unit economies, in the field training programs and co-branding strategies. The co-branding strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands. Additionally, the Company’s car wash and modular building manufacturing businesses were consolidated and have already shown improvement in operating profits. Hydrospray, the Company’s car wash and modular building division, is focusing its efforts on increasing its marketing efforts and joint venture partners as part of its strategy to increase sales.

Management believes that the actions noted above are sufficient to cover cash flow requirements for the next fiscal year.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Currency Translation

The U.S. dollar is the functional currency for all the Company’s consolidated operations, including its Mexican subsidiary whose economic environment is highly inflationary, as such, the Mexican subsidiary’s financial statements were remeasured as if the functional currency were U.S. dollars. All gains and losses from currency translation are included in operations.

Revenue Recognition

Revenue from the sale of car wash equipment, modular automobile lubrication units, and parts is recognized when such units have been shipped to customers and the Company has performed on all obligations related to the sale, such as installation and assistance with site development.

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no issues involving collection exist.

Revenue from the sale of a franchise is recognized upon the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises and Precision Lube Express franchises within a specific geographic region. Revenue from the sale of Area Development agreements is recognized as all material services or conditions related to the sales are satisfied. Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

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

Goodwill and Other Intangible Assets

Purchase price in excess of the fair market value of net assets acquired is included in goodwill and other intangibles. Franchise rights held by one of the Company’s predecessor companies are being amortized over 30 years on a straight-line basis. Goodwill related to the Company’s acquisitions, as described in Note 3, is being amortized on a straight-line basis over 30 years. Certain other intangibles, including trademarks and debt financing costs, are amortized on a straight-line basis over periods ranging from ten to fifteen years.

In addition, the Company occasionally repurchases franchise rights from subfranchisors, which are recorded at the lower of the cost or fair market value. The decision to repurchase franchise rights is made solely at management’s discretion and is not a contractual obligation. The Company also will periodically obtain possession of franchise rights by exchanging notes payable or exercising rights outlined in the franchise agreements. The Company amortizes the repurchased franchise rights over the remaining terms of the area subfranchise agreements on a straight-line basis.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company’s cash is held at FDIC insured financial institutions. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assesses the financial strength of its customers. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $147,000, $171,000 and $164,000 in advertising costs for the years ended June 30, 2000, 2001, and 2002, respectively.

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

Stock Based Compensation

The Company generally applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock options and presents, in Note 11, pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied. The company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

New Accounting Pronouncement

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The impact of adopting this standard had no material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets”, which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. Adoption of SFAS No. 142 will eliminate the Company’s amortization expense of approximately $763,000 in fiscal year 2003 and will require management to perform annual impairment testing.

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. Management intends to adopt SFAS No. 143 for fiscal year 2003. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. Management intends to adopt SFAS No. 144 for fiscal year 2003. Management is currently assessing the impact of this new standard on the Company’s consolidated financial position and results of operations.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. Management does not believe there will be a material effect from the adoption of this standard.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 establishes standards for accounting for costs associated with exit or disposal activities and nullifies EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe there will be a material effect from the adoption of this standard.

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Prior to fiscal year 2002, the Company included general and administrative costs incurred at the business unit level as direct costs in the Consolidated Statement of Operations. Beginning in fiscal 2002, management decided to classify these costs as general and administrative expense in the Consolidated Statement of Operations. This change in classification for financial reporting is consistent with recent changes in management reporting that are intended to facilitate improved management focus on general and administrative costs in support of the Company’s goal to regain profitability. Accordingly, $2.1 million and $2.8 million for fiscal years 2001 and 2000, respectively, have been reclassified to conform with the current year’s presentation.

3.    Acquisitions

Bay Area Precision

In August 1999, the Company finalized its purchase of Bay Area Precision, Inc. (“BAP”) for a purchase price of $1,132,500 in cash and the assumption of debt in the approximate amount of $330,000 for a grand total of $1,462,500. Contemporaneously with this transaction, the Company resold the area subfranchise rights, two Precision Tune centers and the Acc-U-Tune (“AUT”) lease rights to Pacific Coast Precision, Inc. for $1,117,000. The difference in the amount of the purchase price between the simultaneous transactions has been provided to the original shareholders of BAP in the form of a promissory note in the approximate amount of $345,000 to be paid back monthly over a period of five years. The Company recognized a loss on this transaction of $350,000 in the fiscal year ended June 30, 1999.

The Company has also purchased other businesses and components of businesses recorded under the purchase method of accounting. Where applicable, the operating results of these businesses are included in the consolidated financial statements since the effective dates of these acquisitions.

4.    Inventory

The components of inventory are as follows:

	June 30,
	2002	2001
Raw materials	$822,613	$1,094,636
Work-in-process	183,499	206,050
Finished goods	241,254	705,546
Reserve for obsolete and unsaleable inventory	(410,000)	(213,770)

	$837,366	$1,792,462

Included in assets held for sale as of June 30, 2001 was inventory having a net carrying value of $352,513.

5.    Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	June 30,
	2002	2001
Land	$—	$127,275
Building and leasehold improvements	58,621	628,441
Furniture and fixtures	1,155,003	1,155,003
Equipment	2,841,739	2,696,294
Other items	616,814	757,220

	4,672,177	5,364,233
Accumulated depreciation	(3,676,506)	(3,003,787)

Property, plant and equipment, net	$995,671	$2,360,446

Included in Assets held for sale are Property, plant, and equipment having a net carrying value of $8,913 and $452,341, at June 30, 2002 and June 30, 2001, respectively.

6.    Goodwill and Other Intangibles

The significant components of goodwill and other intangibles are as follows:

	June 30,
	2002	2001
Franchise rights (WE JAC)	$23,801,001	$23,801,001
Goodwill from combination and subsequent acquisitions	—	4,108,709
Other intangibles	775,568	775,568

	24,576,569	28,685,278
Accumulated amortization	(15,864,825)	(15,665,423)

Goodwill and other intangibles, net	$8,711,744	$13,019,855

During the years ended June 30, 2002 and 2001, the Company determined that it had impairments in the value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”. Accordingly, as of June 30, 2002 and 2001, the Company recorded impairment charges of approximately $1.9 million and $11.7 million, respectively, to write off goodwill related to previous business acquisitions. See Note 15.

7.    Income Taxes

Income tax expense consists of the following items:

	Years Ended June 30,
	2002	2001	2000
Current tax expense (benefit)—federal, foreign and state	$65,000	$7,500	$(108,585)
Deferred tax expense (benefit)—federal, foreign and state	—	—	405,565

Total income tax expense	$65,000	$7,500	$296,980

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2002	2001	2000
Statutory federal rate	(34)%	(34)%	(34)%
Amortization of goodwill and other intangibles	6	11	12
State taxes	(5)	(5)	—
Foreign taxes	1	—	—
Valuation allowance	33	28	23

Effective tax rate	1%	0%	1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2002	2001
Deferred tax assets:
Net operating loss	$10,195,000	$10,100,000
Other	896,000	129,000

	11,091,000	10,229,000
Valuation allowance for deferred tax assets	(11,091,000)	10,229,000

Net deferred taxes	$—	$—

8.    Debt

Senior Debt

On September 29, 2000 the Company issued senior debentures to Precision Funding, LLC, an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 4, 2000, Precision Funding made available to the Company a credit facility of $11.25 million to refinance existing debt and provide for the Company’s working capital needs. This credit facility bears interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002. In January 2002, this accrued interest was paid. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares. The term of this debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, LLC assigned its interest in the Company’s trademarks, franchise agreements, and certain other assets to Precision Franchising, LLC. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding, LLC as collateral security for the loan dated September 29, 2000.

Subordinated Debt

On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company at that time for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company’s failure to make interest payments on the subordinated debt, the debt has accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000 Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the 2001 statement of operations. Under the terms of the new agreement, the Company agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

On January 25, 1999, the Company consummated a subordinated debt financing with a shareholder/director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and was to mature on May 25, 1999, if not paid prior to that time. Interest and a one point origination fee were paid in shares of the Company’s common stock valued at the closing price on the day prior the original principal due date. The principal and interest for the subordinated debenture may only be paid if the Company is not in default on the Precision Funding credit facility. As of June 30, 2000, the Company had repaid $1.4 million of the debt. The Company received from the holder of $3.6 million in subordinated debt a waiver of existing events of default and an extension of the maturity date to April 15, 2001. Subsequent to June 30, 2000 and 2001 the Company received further extensions of the maturity. Currently, this subordinated debenture has been extended to September 30, 2003 and all debt covenants on this note have been waived through such date.

On November 28, 2001, the Company consummated subordinated debt financing agreements with two shareholder/directors in the principal amounts of $156,000 and $229,000, respectively. Interest on the subordinated debt was 10% per annum, with provisions for higher rates in the event of default, and matured on March 31, 2002. This debt was repaid in April 2002.

Debt Restructuring

The Company has agreed in principle with Precision Funding, LLC and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company will issue Precision Funding, LLC and the current board member the following:

•	Approximately 2.5 million shares of the Company’s common stock.

•	Approximately 1.0 million shares of preferred stock of the Company with a stated value of $5.50 per share. These shares will have a coupon rate of 2%.

•	Approximately 11.5 million warrants for the purchase of the Company’s common stock with an exercise price of $0.44 per share.

Although a definitive agreement has not been finalized, the Company expects this transaction to be executed in the second quarter of fiscal year 2003.

During the years ended June 30, 2002, 2001, and 2000, the Company incurred interest expense of approximately $2,138,000, $2,695,000 and $2,613,000, respectively.

Long-term debt consists of the following:

	June 30,
	2002	2001
Credit facility	$11,250,000	$11,250,000
Various notes and obligations payable in monthly installments collateralized by liens on vehicles and equipment	437,166	722,657
Board LLC note	805,406	1,551,946
Director note	3,586,960	3,586,960

	16,079,532	17,111,563
Less: current maturities	(893,707)	(2,095,522)
unamortized debt discount	(305,468)	(513,427)

Long-term portion	$14,880,357	$14,502,614

The future debt obligations with maturities in excess of one year as of June 30, 2002 are as follows:

Future Debt Maturities
2003	893,707
2004	15,159,494
2005	26,331

$16,079,532

9.    Lease Commitments

At June 30, 2002, the Company has lease commitments for office space, a training center, and a number of service center locations. These leases expire between 2003 and 2010, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $377,096, $314,939, and $373,483 is included in operating expenses for the year ended June 30, 2002, 2001, and 2000 respectively. Rent expense for service center locations of approximately $95,561, $89,107, and $365,970 is recorded net of sublease income of $82,340, $87,240, and $158,507 for the years ended June 30, 2002, 2001, and 2000, respectively.

The future minimum lease payments and related sublease payments for leases with terms in excess of one year as of June 30, 2002, are as follows:

	Future Minimum Lease Payments	Sublease Income	Net
2003	1,054,000	632,000	422,000
2004	838,000	442,000	396,000
2005	720,000	316,000	404,000
2006	742,000	326,000	416,000
2007	575,000	336,000	239,000
Thereafter	616,000	616,000	—

	$4,545,000	$2,668,000	$1,877,000

10.    Related Party Transactions

The Company manages the operation of P. T. A. F., Inc. (“PTAF”), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PTAF, which is comprised of franchisee and Company personnel. The Company charged P.T.A.F., Inc. $563,000, $563,000, and $545,000 for administrative and other expenses incurred on behalf of P.T.A.F., Inc., for the years ended June 30, 2000, 2001, and 2002, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and P.T.A.F., Inc. At June 30, 2001 and 2002, the net amounts due from P.T.A.F., Inc. were $44,000 and $138,000 respectively. These amounts are included in accounts receivable.

On September 29, 2000, the Company issued senior debentures to Precision Funding, LLC, an entity created, owned, and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. (“Desarollo Integrado”), an entity controlled by Mr. Zambrano. Mr. Kellar is currently a member of the Board of Directors of the Company. Mr. Zambrano is a former member of the Board of Directors of the Company, having resigned on February 15, 2002. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 4, 2000, Precision Funding made available to the Company a credit facility of $11.25 million to refinance existing debt and provide for the Company’s working capital needs. This credit facility bears interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. An origination fee was paid to Mr. Kellar and Mr. Zambrano in the form of a warrant entitling each of them to purchase 1,000,000 shares of common stock at an exercise price of $0.275 per share, a price above the August 4, 2000 closing price of $0.219. In June 2001 Mr. Kellar exercised the warrant and in July 2001, Desarollo Integrado assigned the warrant to Falcon Solutions, Ltd., another entity controlled by Mr. Zambrano, which exercised the warrant. On October 26, 2001, Precision Funding, LLC, assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000. Currently, this debenture has been extended to September 30, 2003 and all debt covenants on this note have been waived through such date.

Another subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with Mr. Kellar, one member of the Company’s board of directors. $1.4 million of the original principal amount has been repaid. The term of this subordinated debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

In January 2002, the Company sold a building owned by one of its manufacturing subsidiaries to a related party, a partnership that includes Ernie Malas, the manager of the HydroSpray subsidiary, for $660,000 and subsequently leased back the property. One year of prepaid rent was included in the sales proceeds.

Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 2002 did not exceed five percent of the firm’s gross revenues.

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

Another subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain current and former members of the Company’s board of directors (Board LLC). Originally due October 15, 1999, the maturity of the subordinated debenture was extended until September 30, 2001. The Company had also agreed that default interest in the amount of $266,667 would be paid in 71,111 shares of Common Stock. The amount of shares was determined by dividing 266,667 by the average closing price per share of the Corporation’s Common Stock in the fifteen day period between August 1, 1999 and August 15, 1999. This translates into an issuing price per share of $3.75. The holder also waived defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the terms of the subordinated debenture with the Board LLC. Under the revised terms, Board LLC agreed to waive all of the $407,000 of interest that had been accrued through that date. In exchange, the Company agreed to begin making payments to Board LLC so that the Board LLC would be completely paid by May 2002. Precision Funding LLC agreed to the terms of the renegotiation. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Company agreed to a revised payment plan consisting of monthly payments ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

11.    Stockholders’ Equity

Common Stock

In January 2000, the Company issued 120,000 shares of common stock to the holder of a subordinated debenture to satisfy interest due in the amount of $300,000.

In June 2000, the Company issued 71,111 shares of common stock to the holders of a subordinated debenture to satisfy interest due in the amount of $266,667.

During the fiscal year 2001, 26,024 shares of common stock were issued to certain non-employee board members in lieu of cash compensation for attending board and committee meetings.

On August 3, 2000 an origination fee was paid in the form of a warrant to secure a credit facility, which entitled the lender to purchase 2,000,000 shares of common stock, which were immediately exercisable at an exercise price of $0.275 per share. The lender, Precision Funding, LLC, is an entity created, owned and controlled by one current director and one former director. On June 20, 2001, warrants were exercised to purchase 1,000,000 shares of common stock for $275,000. On July 17, 2001, warrants were exercised to purchase 1,000,000 shares of common stock for $275,000.

On August 4, 2000, the Company issued 1,700,000 shares of common stock to an executive officer for $750,000 in cash.

In September 2001, 575,000 shares of common stock were issued to officers of the Company as bonus compensation totaling $132,250.

In April 2002, 2,576,380 shares of common stock were issued by the Company via a public rights offering for $765,000.

Common Stock Option Plan

In 1999, the Company’s Board of Directors and the Company’s stockholders approved the 1999 Employee Stock Option Plan (the “Option Plan”) and reserved 600,000 shares for issuance under the Plan. On March 21, 2001 the Company’s stockholders approved an amendment to increase the authorized shares under this plan to 1,600,000. Options available for future grant at June 30, 2002, under this plan were 34,000.

Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director’s Stock Option Plan. Options available for future grant at June 30, 2002, under these plans were 2,500, 0, and 75,000 respectively. The Compensation Committee of the Company’s Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options.

During the fiscal year ended June 30, 2001, the Company repurchased options for the purchase of 173,000 shares of common stock (exercise prices of these options ranged from $2.375 to $10.25 per share) for $0.02 per share. The Company in turn granted the same participants options for the purchase of 173,000 shares which are immediately exercisable at an exercise price of $1.00 per share. The Company will apply variable accounting as called for by FIN 44 during the remaining life of these options and in doing so, measure compensation expense periodically when the value of the underlying common stock exceeds the $1.00 exercise price.

The Company plans to repurchase 704,000 shares of common stock options (exercise prices of these options range from $0.75 to $1.00 per share) for $0.001 per share in the first quarter of fiscal year 2003. The Company in turn will grant the same participants options for the purchase of 704,000 shares. These options will be exercisable at an exercise price of $0.44 per share at the same vesting schedule as the participant’s repurchased options. The Company will apply variable accounting as called for by FIN 44 during the remaining life of these options and in doing so, measure compensation expense periodically when the value of the underlying common stock exceeds the $0.44 exercise price.

The Company applies APB 25 and related interpretations in accounting for its Stock Option Plan, and, accordingly, recognizes compensation expense for any difference between the fair market value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on 2002, 2001, and 2000 pro forma net loss as stated below is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options, and (2) the fair market value of additional stock option grants in future years.

The following table summarizes the Stock Option activity of the Company using a binomial model to estimate compensation expense as of the date the options were granted.

	2002	2001	2000
Compensation expense	$311,000	$349,000	$502,000
Risk free interest rate	4.72 to 5.43%	4.51% to 6.17%	6.00%
Volatility factors	241.16%	205.63%	138.70%
Weighted-average expected life of the option (years)	9	3	5 to 10
Dividend yield	0.00%	0.00%	0.00%

Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting period. The pro forma information is as follows:

	2002	2001	2000
Pro forma net loss	$(8,010,653)	$(19,277,283)	$(18,883,901)
Pro forma loss per share, basic and diluted	0.72	2.42	3.03

A summary of the Company’s stock option activity for the years ended June 30, are as follows:

	Shares Under Option	Weighted-Average Exercise Price
June 30, 1999	891,475	5.48
Options granted	139,400	1.25
Options exercised	(625)	2.38
Options forfeited	(271,475)	5.47
June 30, 2000	758,775	4.71
Options granted	796,875	0.79
Options exercised	—	—
Options forfeited	(530,825)	3.97
June 30, 2001	1,024,825	1.73
Options granted	767,500	0.41
Options exercised	—	—
Options forfeited	(75,000)	5.20
June 30, 2002	1,717,325	0.99

At June 30, 2002 and 2001, options for 621,000 and 473,200 shares, respectively, were exercisable. The average remaining contractual life of options outstanding at June 30, 2002 and 2001 was 8.29 years and 9.03 years, respectively. The weighted average grant date fair value per option for options granted in 2002 and 2001 was $0.34 and $1.08, respectively. The exercise price of options outstanding at June 30, 2002 ranged from $0.22 to $10.88 per share.

Outside Director’s Stock Plan

In 2000, the Company’s Board of Directors and the Company’s stockholders approved the 2000 Outside Directors’ Stock Plan and reserved 50,000 shares for issuance under the Plan. Shares available for future grant at June 30, 2002, under this plan were 37,000.

Restricted Stock

On March 31, 1999, the Company issued 130,000 shares of restricted stock to various employees and members of the Board of Directors. The Company’s stock had a market value of $2.375 on the date of issuance. The restricted stock vests on the earlier of the third anniversary of the grant date or upon the price of the common stock reaching target prices. As of August 31, 2002, 100,000 shares have been issued and 30,000 were cancelled.

12.    Employees’ Savings Plan

The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee’s first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to contribute up to 15% of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees’ contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2002 and 2001 were $38,500 and $31,000, respectively.

13.    Litigation

The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys’ fees was entered against the Company. In the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict and estimated legal costs of approximately $1 million and included such amount in other operating expense in the consolidated statement of operations. The Company appealed the judgment, and on November 14, 2001 the appellate court expressed concerns regarding the manner in which damages were calculated relating to certain elements of the case and remanded the case back to the trial court for a new trial on damages. In a subsequent ruling, the appellate court also held that the Company was not liable to pay the plaintiff’s attorney fees in the case. On October 2, 2002 the parties entered into a mutual release and settlement agreement at no expense to the Company. The settlement amount paid to the plaintiff was received from the Company’s insurance carrier. The Company had previously recorded an accrual of the estimated loss and legal costs on this matter of $1.0 million and included this amount in other operating expense in the consolidated statement of operations for the period ended June 30, 2000. As a result, the Company has reversed the $1.0 million of the previously accrued expected loss and legal costs which is included in other income in the consolidated statement of operations for the period ended June 30, 2002.

A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.

A distributor of HydroSpray, and its related corporation, sued PACI and HydroSpray alleging that the defendants made fraudulent representations in connection with the sale of certain equipment manufactured by HydroSpray, made intentional misrepresentations, breached the warranty of merchantability, breached various contracts with the plaintiffs and tortiously interfered with the plaintiff’s business relationships with existing customers. The plaintiff seeks actual damages in excess of $515,000, punitive damages and attorney’s fees.

The Company and several national chains and local auto repair stores are subject to a suit alleging that the defendants use of automatic transmission fluid changing equipment manufactured by and purchased from T-Tech Industries infringed upon a patent owned by the plaintiff. The complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and court costs. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Praxis Afinanciones, an indirect wholly owned subsidiary of PACI, is subject to a suit filed by one of its vendors seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

A stockholder of Paisa, Inc. (“Paisa”) filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract. The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Radiant Systems, Inc. (“Radiant”), a previously approved supplier of software used by franchisees of Precision Tune Auto Care, Inc. (“PTAC”), an indirect, wholly-owned subsidiary of the Company filed a demand for arbitration alleging that PTAC owes $327,000 under a contract dated February 23, 2001. Radiant has stated in responses to discovery requests that its claim is $1,753,000 plus interest and attorneys’ fees. The Company believes that there are valid defenses and is vigorously defending the claim. The Company has ceased making payments due Radiant under an agreed to payment schedule between the Company and Radiant due to the filing of this claim.

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

The Company has recorded reserves for litigation based on management’s best judgment. Except as discussed above with respect to the Florida matter and the Radiant arbitration, management is of the opinion that the ultimate liability in respect of litigation is not likely to have a material impact on the Company’s financial position and results of operations.

14.    Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share.

	Years Ended June 30,
	2002	2001	2000
Numerator:
Loss before extraordinary gain	$(7,699,376)	$(19,334,943)	$(18,382,024)
Extraordinary gain	—	406,660	—
Net loss	$(7,699,376)	$(18,928,281)	$(18,382,024)
Denominator:
Denominator for basic and diluted EPS weighted–average-shares	11,116,168	7,966,176	6,219,874
Basic and diluted income per share before extraordinary gain	$(0.69)	$(2.43)	$(2.96)
Extraordinary gain	$—	$.05	$—
Net income per share	$(0.69)	$(2.38)	$(2.96)

The 767,500 stock options were not included in the fiscal year 2002 diluted net loss per share calculation because their effect would be anti-dilutive. The 796,875 stock options and 67,500 shares of restricted stock were not included in the fiscal year 2001 per share calculations because their effects would be anti-dilutive. The 758,775 stock options and 78,750 shares of restricted stock were not included in the fiscal year 2000 diluted net loss per share calculation because their effect would be anti-dilutive.

15.    Quarterly Sales and Earnings Data—Unaudited

The following table presents the unaudited quarterly results for Precision Auto Care, Inc. and its subsidiaries for the years ending June 30, 2002 and 2001 (in thousands except for per share amounts).

2002 Actual	Q1	Q2	Q3	Q4	Totals
Net sales	$5,793	$4,957	$4,613	$5,197	$20,560
Contribution	1,383	1,032	650	1,787	4,852
Net loss	(A)(1,887)	(B)(3,262)	(2,422)	(C)(128)	(7,699)
Loss per share	$(0.19)	$(0.30)	$(0.19)	$(0.01)	$(0.69)

2001 Actual	Q1	Q2	Q3	Q4	Totals
Net sales	$6,229	$5,498	$5,785	$5,639	$23,151
Contribution(D)	678	1,132	2,255	2,706	6,771
Loss before extraordinary item	(2,664)	(2,107)	(1,271)	(E)(13,293)	(19,335)
Extraordinary item	—	—	407	—	407
Net loss	(2,664)	(2,107)	(864)	(13,293)	(18,928)
Loss per share	$(0.34)	$(0.26)	$(0.11)	$(1.67)	(2.38)

Note A:  Includes goodwill impairment charges of approximately $793,000. During the first quarter of fiscal year 2002, the Company re-evaluated the carrying value of goodwill relating to its Mexico operations and determined that an impairment charge of $793,000 was required to be recorded in accordance with SFAS No. 121.

Note B:  Includes goodwill impairment charges of approximately $1.1 million. During the second quarter of fiscal year 2002, the Company re-evaluated the carrying value of goodwill relating to its Mexico operations and determined that an impairment charge of $1.1 million was required to be recorded in accordance with SFAS No. 121.

Note C: Includes other income of $1.0 million. In October 2002, the Company settled its Performance Concepts/Radcliffe case. See Note 13.

Note D:  Approximately $0, $467,000, $863,000, and $807,000 for the fiscal quarters ended September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, respectively, have been reclassified from direct costs of sales to general and administrative expenses. See Note 2.

Note E:  Includes goodwill impairment charges of approximately $11.7 million. During the fourth quarter of fiscal year 2001, the Company re-evaluated the carrying value of goodwill relating to its US domestic franchising business and its Mexico operations and determined that impairment charges of $5.2 million and $5.7 million, respectively, were required to be recorded in accordance with SFAS No. 121. Fair value in determining the impairment of such assets was based upon management’s best estimate of future discounted cash flows and other available market information.

16.    Segment Information

Below is the segment financial information for the twelve months ended June 30, 2002 and June 30, 2001. Precision Auto Care, Inc. has two reportable segments: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. The Company’s manufacturing and distribution division produces modular buildings and car wash equipment. There were no sales between the two segments for the fiscal years ended June 30, 2002 and June 30, 2001.

A summary of the segment financial information is as follows:

	June 30,
	2002	2001
Revenues:
Automotive Care Franchising	$11,036,829	$13,201,455
Manufacturing & Distribution	7,899,394	7,721,684

Total segment revenues	18,936,223	20,923,139
Other revenues	1,623,375	2,227,454

Total revenues	$20,559,598	$23,150,593

Contribution:
Automotive Care Franchising	$4,292,135	$5,050,188
Manufacturing & Distribution	617,454	1,657,459

Total segment contribution	4,909,589	6,707,647
Other contribution	(57,552)	63,779

Total contribution	$4,852,037	$6,771,426

Identifiable Assets:
Automotive Care Franchising	$11,497,641	$16,651,837
Manufacturing & Distribution	2,091,767	3,463,479

Total assets	$13,589,408	$20,115,316

Capital Expenditures:
Automotive Care Franchising	$80,148	$292,215
Manufacturing & Distribution	124,882	37,130

Total capital expenditures	$205,030	$329,345

Reconciliation of segment contribution to net income before income taxes and extraordinary item:
Total segment contribution	4,909,589	6,707,647
Other	(57,552)	63,779

Total contribution	4,852,037	6,771,426
General & administrative	6,371,570	6,792,972
Bad debt expense	558,075	1,772,992
Depreciation expense	799,362	962,562
Amortization expense	1,369,513	1,905,926
Impairment charges	2,096,644	11,672,380
Other expenses	1,291,249	2,992,037

Loss before income taxes and extraordinary item	$(7,634,376)	$(19,327,443)

17.    Geographical Information

The following is a summary of geographical information as of June 30,

	2002	2001	2000
Net sales
United States	$18,156,938	$18,620,874	$28,454,280
Latin America	2,402,660	4,529,719	5,321,554

Total	$20,559,598	$23,150,593	$33,775,834
Net loss before extraordinary items
United States	$(4,568,018)	$(12,763,344)	$(18,185,384)
Latin America	(3,136,358)	(6,571,599)	(196,640)

Total	$(7,699,376)	$(19,334,943)	$(18,382,024)
Total assets
United States	$13,575,494	$16,114,762	$35,294,022
Latin America	13,914	4,000,554	11,037,567

Total	$13,589,408	$20,115,316	$46,331,589

The Company sold assets owned by its Mexican subsidiary for $1.8 million in January 2002, of which $175,000, currently being held in escrow, is contingent upon certain events outside the Company’s control. In addition, the company entered into a technical service agreement with the buyer in return for a non-refundable payment of $900,000. The Company will recognize the revenue from the technical services agreement in future periods.

SCHEDULE II

Valuation and Qualifying Accounts ($ Thousands)

Description	Balance @ 6/30/99	Expense	Write- Offs	Balance @ 6/30/00	Expense	Write- Offs	Balance @ 6/30/01	Expense	Write- Offs	Balance @ 6/30/02
Allowance for doubtful accounts	(2,080)	(2,505)	2,429	(2,156)	(1,773)	1,851	(2,078)	(558)	265	(2,371)
Allowance for obsolete inventory	(390)	(500)	290	(600)	(18)	405	(213)	(300)	103	(410)
Allowance for doubtful notes receivable	(910)	(150)	863	(197)	—	197	—	—	—	—
Valuation Allowance for deferred tax asset	(5,837)	(3,684)	—	(9,521)	(708)	—	(10,229)	(862)	—	(11,091)

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

PART III

Item 10.     Directors And Executive Officers Of The Registrant

Directors Of The Registrant

Pursuant to the Company’s Articles of Incorporation, the Board of Directors is classified into three classes, as nearly equal in number as possible, with three-year terms that will expire at the Annual Meetings of Shareholders in 2002, 2003 and 2004, respectively.

Class I Director, Mauricio Zambrano, resigned from the board on February 15, 2002. At a meeting of the Board of Directors held on February 20, 2002, the Board elected John D. Sanders, Ph.D., as Mr. Zambrano’s successor for the unexpired term.

Class II Directors whose terms expire at the 2002 Annual Meeting:

Name	Age	Director Since	Principal Occupation	Additional Information
Woodley A. Allen	52	1991	President, Allen Management Services, Oakton, VA (management consulting firm)
Mr. Allen has been Chairman of the Board of the Compoany since February 2000. He served as Chief Financial Officer of EZ Communications, Inc. (publicly traded radio broadcasting company) from March 1973 to May 1992.

Bassam N. Ibrahim	40	1993	Partner, Burns, Doane, Swecker & Mathis LLP, Alexandria, VA (law firm)	Mr. Ibrahim practiced law with Popham, Haik, Schnobrich & Kaufman (law firm) from June 1994 to August 1996.

Arthur C. Kellar	80	1991	Retired
Mr. Kellar served as Chairman of the Board of WE JAC Corporation, the Company’s predecessor, from April 1992 to September 1994. Mr. Kellar served as Chairman of the Board of EZ Communications, Inc. (publicly traded radio broadcasting company) from June 1992 to April 1997.

Class III Directors whose terms expire at the 2003 Annual Meeting:

Name	Age	Director Since	Principal Occupation	Additional Information
Lynn E. Caruthers	50	1991	General Partner, Caruthers Properties, Ltd., Arlington, VA (commercial real estate developer)
Ms. Caruthers served as Chairperson of the Board of WE JAC Corporation, the Company’s predecessor, from September 1994 to November 1997, and served as Chairperson of the Board of the Company from November 1997 to February 2000.

Robert R. Falconi	48	2001	Executive Vice President and Chief Operating Officer/Chief Financial Officer of the Company since March 2002
Mr. Falconi was the Company’s Senior Vice President—Finance, Administration and Chief Financial Officer of the Company from September 2000 until March 2002. He was Chief Financial Officer of Intellisys Corporation (reseller of computer hardware and software), from August 1998 until August 2000, and was Chief Financial Officer of Planning Systems, Inc. (underwater technology) from October 1991 until August 1998.

Bernard H. Clineburg	53	1993	Vice Chairman, President and Chief Executive Officer of Cardinal Financial Corporation, Fairfax, VA (bank holding company)
Mr. Clineburg has served as a director, Vice Chairman, President and Chief Executive Officer of Cardinal Financial Corporation since October 2001. He was President of United Bankshares and Chairman and Chief Executive Officer of United Bank from April 1998 until December 1999. He was a Director of George Mason Bankshares, Inc. and The George Mason Bank from October 1990 to April 1998.

Frederick F. Simmons	40	2001	Senior Vice President, General Counsel and Secretary of the Company since March 4, 2002
Mr. Simmons was Vice President, General Counsel and Secretary of the Company from March 4, 2001 to March 4, 2002. He was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc. from December 1995 until February 28, 2001.

Class I Directors whose terms expire at the 2004 Annual Meeting:

Name	Age	Director Since	Principal Occupation	Additional Information
Louis M. Brown, Jr.	59	2000	President and Chief Executive Officer since August 2000	Mr. Brown also serves as a director and Vice Chairman of the Board of Micros Systems, Inc. (a leading provider of information technology for the hospitality industry).

John T. Wiegand	40	2001	Senior Vice President—Franchise Operations of the Company since September 2000
Mr. Wiegand has been Senior Vice President—Franchise Operations of the Company since September 2000. Mr. Wiegand also served as Vice President—North American Operations from June 1998 until September 2000, and as Director of Field Operations from August 1996 until June 1998.

John D. Sanders, Ph. D.	64	2002	Chairman of ITC Learning Corporation
Dr. Sanders serves as an investment banking/strategic business consultant and promoter for emerging growth technology companies. He has been a director of ITC Learning Corporation (a public company providing video-based interactive training programs) since 1977 and has been its Chairman of the Board for more than 5 years. He also serves as a director of SenSyTech, Inc., Analex Corporation and several privately held corporations. His most recent employment was as Chairman and Chief Executive Officer of TechNews, Inc., publishers of Washington Technology newspaper, prior to its acquisition by The Washington Post Company in 1996. In addition, Dr. Sanders has been a Registered Representative of Wachtel & Co., Inc., a Washington, D. C. based investment banking firm, since 1968.

Committees of the Board

The Company has three standing Committees of the Board of Directors: (i) the Executive Committee; (ii) the Finance and Audit Committee; and (iii) the Organization and Compensation Committee. The Board of Directors does not have a Nominating Committee; rather the entire Board of Directors chooses the director nominees. The Board will consider nominees recommended for election by a shareholder.

Executive Committee.    The Executive Committee has the power and authority of the Board of Directors and meets several times during the year. Mr. Allen serves as Chairman of the Executive Committee. Messrs. Clineburg and Ibrahim serve as members of the Committee.

Finance and Audit Committee.    The Finance and Audit Committee makes recommendations regarding the engagement of the Company’s independent auditors, reviews the arrangement and scope of the audit, considers comments made by the independent auditors with respect to the adequacy of the Company’s internal accounting controls, and reviews non-audit services provided by the firm. Mr. Allen serves as Chairman of the Finance and Audit Committee. Messrs. Kellar, Ibrahim and Sanders serve as members of the Committee.

Organization and Compensation Committee.    The Organization and Compensation Committee reviews and approves (or recommends to the full Board) the annual salary, bonus and other benefits of senior management of the Company; reviews and makes recommendations to the Board relating to executive compensation and plans; and establishes, and periodically reviews, the Company’s policy with respect to management perquisites. Mr. Ibrahim serves as Chairman of the Organization and Compensation Committee. Ms. Caruthers and Mr. Kellar serve as members of the Committee.

Executive Officers Of The Registrant

Louis M. Brown, Jr., age 59, became President and Chief Executive Officer on August 4, 2000. He has been Chairman of Micros Systems, Inc. since January 1987.

Robert R. Falconi, age 48, became Executive Vice President and Chief Operating Officer/Chief Financial Officer in March 2002. From September 2000 to February 2002, he was the Company’s Vice President—Finance, Administration and Chief Financial Officer. From August 1998 until September 2000, he was Chief Financial Officer of Intellisys Technology Corporation. From October 1991 until August 1998, he was Chief Financial Officer of Planning Systems Incorporated.

Frederick F. Simmons, age 40, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

John T. Wiegand, age 40, became Senior Vice President—Franchise Operations in August 2000. From June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company’s predecessor, as Director of Field Operations in August 1996. From January 1990 through August 15, 1996, Mr. Wiegand was Director of Sales and Product Management for Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

Everett F. Casey, age 55, became Vice President, Assistant General Counsel and Assistant Secretary in March 2002. From April 2001 to February 2002, Mr. Casey was a legal consultant for the Company. From June 2000 to March 2001, Mr. Casey was Vice President and General Counsel of the Company. From January 1999 until June 2000, he was an attorney in private practice in Silver Spring, Maryland. From June 1996 to January 1999, he was Vice President and Deputy General Counsel of Choice Hotels International, Inc. (“CHI”). From December 1991 until June 1996, he was Associate General Counsel and Assistant Secretary of CHI and of its parent company, Manor Care, Inc.

John N. Tarrant, age 34, became Controller in April 1999. Mr. Tarrant joined WE JAC Corporation, the Company’s predecessor, as a Financial Analyst in September 1996.

Glyn D. Massingill, age 56, became Vice President—Franchise Services in January 2000. From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company. From April 1986 to August 1990, he was a Regional Field Director of the Company.

Kevin Bates, age 40, became Vice President—Marketing and Advertising in October 1999. From January 1998 until October 1999, he was our Director of Field Operations. From February 1994 until January 1998, he was our Director of Sales and Product Management.

James C. Barger, age 46, became Vice President—Franchise Development in May 2001. From October 1998 until April 2001, he was a Regional Manager of the Company.

Joel Burrows, age 45, became Vice President—Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development. From September 1995 until December 1997, he was the PTAC Director of Technical Training/Research and Development.

David J. Yakaitis, age 46, became Vice President—Strategic Programs in August 2000. From March 1986 until August 2000, he was Operations Manager for Sunoco Marketing (Philadelphia, Pennsylvania).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to file reports of ownership and changes of ownership with the Securities and Exchange Commission. The Company believes that during the period from July 1, 2001 through June 30, 2002, its directors and executive officers timely complied with all applicable Section 16(a) filing requirements, except that Dr. John A. Sanders, a director, purchased 5,000 shares on the open market at $0.24 per share on April 8, 2002, which purchase was not reported until he filed a Form 5 on August 14, 2002.

Item 11.     Executive Compensation

Summary Compensation

The table below sets forth the compensation earned and paid during each of the Company’s last three fiscal years to the chief executive officer and the four most highly compensated executive officers who earned $100,000 or more during the fiscal year ended June 30, 2002.

Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation(1)

Louis M. Brown, Jr.(2) President and Chief Executive Officer	2002 2001	$1 1	$115,000 —	(3)	— —	— —	500,000 —	— —

Robert R. Falconi(4)	2002	$207,885	72,250	(5)			180,000	$1,823
Executive Vice President and Chief Financial Officer	2001	156,154	—		—	—	250,000	1,500

John T. Wiegand Senior Vice President— Franchise Operations	2002 2001 2000	$147,000 138,846 116,398	— — —		— — —	— — —	— 22,500 —	$2,205 2,083 1,746

Frederick F. Simmons(6)	2002	$175,000	—		—	—	—	$3,000
Senior Vice President, General Counsel & Secretary	2001	57,212	—		—	—	—	25,000	(7)

John N. Tarrant Controller	2002 2001 2000	$117,135 112,626 93,269	$10,000 — —	(8)	— — —	— — —	— 25,000 —	$1,974 1,664 1,399

(1)	Except as otherwise indicated, amounts shown represent the Company’s matching contributions to the 401(k) Savings Plan as indicated below.
(2)	Mr. Brown’s employment with the Company began August 4, 2000.
(3)	On September 24, 2001, Mr. Brown was granted a bonus in the form of a stock award of 500,000 shares of common stock at the then market price of $0.23 per share.
(4)	Mr. Falconi’s employment with the Company began on September 6, 2000.
(5)	On September 24, 2001, Mr. Falconi was granted a cash bonus of $55,000 plus a stock bonus of 75,000 shares of common stock at the then market price of $0.23 per share.
(6)	Mr. Simmons’ employment with the Company began on March 5, 2001.
(7)	Represents moving allowance paid in March 2001 in connection with Mr. Simmons’ move from Greenville, South Carolina when he commenced employment with the Company.
(8)	Represents hardship bonus resulting from extended assignment to Company’s offices in Monterrey, Mexico.

Option Grants in Last Fiscal Year

The following table presents information concerning stock option grants to the named executive officers in the last fiscal year.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Weighted Average Exercise Price(2)	Expiration Date(3)	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%
Louis M. Brown, Jr.	500,000	65.15%	$0.33	08/30/11	$268,768	$427,968
Robert R. Falconi	180,000	23.45%	$0.33	08/30/11	$96,756	$154,068
John T. Wiegand	—	—	—	—	—	—
Frederick F. Simmons	—	—	—	—	—	—
John N. Tarrant	—	—	—	—	—	—

(1)
Stock options exercisable into 767,500 shares of Common Stock were granted to all employees, non-employee directors of the Company and related parties as a group during the fiscal year ended June 30, 2002.

(2)	The exercise price is the “fair market value” of the Company’s Common Stock at the date of grant as determined in good faith by the Company’s Board of Directors.
(3)
Date shown is expiration date of latest grant. Options generally vest and become exercisable in annual installments of 33-1/3% of the shares covered by each grant commencing on the first anniversary of the grant date, and expire ten years after the grant date.

(4)
The dollar amounts under the potential realizable values column use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s Common Stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full ten-year term of the options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table presents information concerning stock option exercises by the named executive officers and the fiscal year-end option values.

	Number of Securities Underlying Unexercised Options at June 30, 2002		Value of the Unexercised In-the-Money Options at June 30, 2002 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Louis M. Brown, Jr.	—	500,000	—	—
Robert R. Falconi	83,333	346,667	—	—
John T. Wiegand	37,916	8,334	—	—
Frederick F. Simmons	—	—	—	—
John N. Tarrant	18,333	6,667	—	—

(1)
The closing price for the Company’s Common Stock as reported by the OTCBB on June 28, 2002 (the last trading day in the Company’s fiscal year), was $0.24. Value is calculated on the basis of the difference between the option exercise price and $0.24, multiplied by the number of shares of Common Stock underlying the option.

Employment Arrangements

Effective August 4, 2000, the Company entered into an employment arrangement with Louis M. Brown, Jr. pursuant to which Mr. Brown agreed to serve as President and Chief Executive Officer. Under this arrangement,

Mr. Brown received a salary of $1.00 for the first year. For the second year of employment, Mr. Brown’s base salary was $0.70 per year plus a stock award of 500,000 shares and a stock option of 500,000 shares, exercisable at $0.33 per share, vesting at 33 1/3% per year over three years; thereafter, Mr. Brown will receive a base salary and other compensation as may be determined by the Organization and Compensation Committee of the Board of Directors.

Compensation of Directors

Directors who are employees receive no additional compensation for serving as directors.

Pursuant to the 1998 Precision Auto Care, Inc. Outside Directors’ Stock Option Plan, each non-employee director who has served as a director of the Company for at least one year as of the date of each annual meeting of shareholders may receive an option to purchase 2,500 shares of the Company’s Common Stock, exercisable over the following ten years at an exercise price of the average of the highest and lowest sale price per share of Common Stock on the date of the grant, or, if there shall have been no such sale so reported on that date, on the last preceding date on which a sale was so reported. Those directors who have served less than one year may receive an option for a prorated portion of 2,500 shares based on their terms of service as determined by the Organization and Compensation Committee.

In addition, pursuant to the Precision Auto Care, Inc. 2000 Outside Directors’ Stock Plan, each non-employee director attending a meeting of the Board of Directors in person may receive a grant of Common Stock equal to $1,000 divided by the average of the highest and lowest sale price per share of Common Stock on the date of the grant, or, if there shall have been no such sale so reported on that date, on the last preceding date on which a sale was so reported.

In January 2001, the Board of Directors suspended the issuance of awards under the 1998 and 2000 Outside Directors’ Stock Options Plans, and determined to pay non-employee directors $1,000 for each board and committee meeting attended (with an aggregate maximum for all non-employee directors of $60,000 per year), with payment to be deferred, without interest, until the Board determines that the Company’s financial condition permits.

Compensation Committee Interlocks and Insider Participation

Arthur C. Kellar controls, along with Desarollo Integrado, S.A. de C.V. (“Desarollo Integrado”), Precision Funding, L.L.C. Mr. Kellar is a member of the Board of Directors and serves on the Organization and Compensation Committee. Desarollo Integrado is an entity controlled by Mauricio Zambrano, served on the Board of Directors until his resignation in February 2002. Pursuant to a commitment made by Mr. Kellar and Desarollo Integrado on August 3, 2000, Precision Funding made available a credit facility of $11.25 million bearing interest at a fixed rate of 12% per annum with provisions for higher rates in the event of default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents by which the Line of Credit Loan and Acquisition Line of Credit were made available to the Company by First Union National Bank. The bridge loan that was made on August 4, 2000 by Mr. Kellar and by Desarollo Integrado was discharged and deemed advanced under the new credit facility. On September 29, 2000, the Company issued senior debentures to Precision Funding, L.L.C. An origination fee was paid to Mr. Kellar and Desarollo Integrado in the form of a warrant entitling each of them to purchase 1,000,000 shares of common stock at an exercise price of $0.275 per share, a price above the August 4, 2000 closing price of $0.219. In June 2001, Mr. Kellar exercised the warrant and in July 2001, Desarollo Integrado assigned the warrant to Falcon Solutions, Ltd., an entity controlled by Mr. Zambrano, which exercised the warrant.

Mr. Ibrahim, Chairman of the Organization and Compensation Committee, is a partner with the law firm of Burns, Doane, Swecker & Mathis LLP, which firm provided certain legal services for the Company during the last fiscal year. The amount paid to the law firm during the last fiscal year totaled $170,848.

Except for the foregoing, during the fiscal year ended June 30, 2002:

•	none of the members of the Organizational and Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•
none of the members of the Organizational and Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeded $60,000;

•
none of the Company's executive officers served on the compensation committee (or another board committee with similar functions or, if there was no such committee like that, the entire board of directors) of another entity where one of that entity's officers served on the Company's Compensation Committee or one of its executive officers served as a director on the Company's Board; and

•	none of the Company's executive officers was a director of another entity where one of that entity's officers served on the Company's Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the shares of Common Stock beneficially owned by (i) person known by the Company to beneficially own greater than 5% of the Company’s outstanding stock, (ii) each director of the Company, (iii) each executive officer named in the table below labeled Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. For purposes of this table, and as used elsewhere in this Proxy Statement, the term “beneficial owner” means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, (a) the address of each owner listed below is 748 Miller Drive, S.E., Leesburg, VA 20175; (b) Company believes that each individual owner listed below exercises sole voting and dispositive power over their shares; (c) the Company believes that each individual owner listed below exercises sole voting and dispositive power over their shares; and (d) the information presented is as of the Record Date.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Avenir Corporation(1)	3,983,570	29.98%
Louis M. Brown, Jr.(2)	2,843,366	21.09%
Arthur C. Kellar(3) .	1,887,094	14.13%
Woodley A. Allen(4)	102,088	0.76%
Lynn E. Caruthers(5)	229,406	1.72%
Bernard H. Clineburg(6)	58,597	0.44%
Bassam N. Ibrahim(7)	52,848	0.40%
John D. Sanders, Ph.D.	58,200	0.44%
Robert R. Falconi(8)	571,444	4.22%
Frederick F. Simmons	—	—
John T. Wiegand(9)	54,166	0.41%
John N. Tarrant(10)	18,333	0.14%
All directors and executive officers as a group (17 persons)(11)	5,257,712	43.73%

(1)	Based in part on Schedule 13F filed with the SEC on August 9, 2002. Its business address is 1725 K Street, N.W., Suite 410, Washington, DC 20006.
(2)	Mr. Brown is also the President and Chief Executive Officer and a Director. Includes options to purchase 166,666 shares that are exercisable within 60 days.

(3)	Mr. Kellar is also a Director of the Company. Includes options to purchase 37,500 shares that are exercisable within 60 days.
(4)	Includes options to purchase 72,500 shares that are exercisable within 60 days.
(5)
Includes 24,500 shares held by CARFAM Associates and 77,938 shares held by Caruthers Properties, Ltd., limited partnerships in which Ms. Caruthers holds limited partnership interests and options to purchase 12,500 shares which Ms. Caruthers may exercise within 60 days. Does not include 27,250 shares owned by her husband, beneficial ownership of which is disclaimed.

(6)	Includes options to purchase 32,500 shares that are exercisable within 60 days.
(7)	Includes options to purchase 32,500 shares that are exercisable within 60 days.
(8)	Includes options to purchase 226,665 shares that are exercisable within 60 days.
(9)	Includes options to purchase 37,916 shares that are exercisable within 60 days.
(10)	Includes options to purchase 18,333 shares that are exercisable within 60 days.
(11)	Includes options to purchase 818,536 shares that are exercisable within 60 days.

Item 13.     Certain Relationships and Related Transactions

Arthur C. Kellar controls, along with Desarollo Integrado, S.A. de C.V. (“Desarollo Integrado”), Precision Funding, L.L.C. Mr. Kellar is a member of the Board of Directors and serves on the Organization and Compensation Committee. Desarollo Integrado is an entity controlled by Mauricio Zambrano, served on the Board of Directors until his resignation in February 2002. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 4, 2000, Precision Funding made available to the Company a credit facility of $11.25 million to refinance existing debt and provide for the Company’s working capital needs. This credit facility bears interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and is to mature on September 1, 2003, if not paid prior to that time. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents by which the Line of Credit Loan and Acquisition Line of Credit were made available to the Company by First Union National Bank. The bridge loan that was made on August 4, 2000 by Mr. Kellar and by Desarollo Integrado was discharged and deemed advanced under the new credit facility. On September 29, 2000, the Company issued senior debentures to Precision Funding, L.L.C. An origination fee was paid to Mr. Kellar and Desarollo Integrado in the form of a warrant entitling each of them to purchase 1,000,000 shares of common stock at an exercise price of $0.275 per share, a price above the August 4, 2000 closing price of $0.219. In June 2001, Mr. Kellar exercised the warrant and in July 2001, Desarollo Integrado assigned the warrant to Falcon Solutions, Ltd., an entity controlled by Mr. Zambrano, which exercised the warrant. Currently, this debenture has been extended to September 30, 2003 and all debt covenants on this note have been waived through such date.

Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 2002 totaled $170,848 but did not exceed five percent of the firm’s gross revenues.

The Company is subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee is alleging breach of contract and personal slander. In March 2000, a judgment of $841,094 plus attorney’s fees was entered against the Company. In connection with this matter, Arthur C. Kellar, a director of the Company, provided a letter of credit to permit the Company to post a bond during the pendency of the appeal. In exchange for his providing the letter of credit, the Company agreed to issue Mr. Kellar 25,000 shares of Common Stock pursuant to a letter agreement dated June 14, 2000. The judgment was reversed during FY 2002 and the bond has been discharged.

On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, a limited liability company organized and funded by 11 directors serving on the Board as of the time of the transaction, four of whom, Messrs. Allen, Ibrahim and Kellar and Ms. Caruthers, are current directors or nominees. The sole purpose of this subordinated debenture was to provide additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Bank Facility. Board LLC has approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000, Board LLC extended the maturity date to and waived all debt covenants with respect to defaults through September 30, 2002. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived. Under the terms of the new agreement, the Company agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

PART IV

Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)  The following documents are filed as part of this report:

1.  Financial Statements

The following financial statements appear in Part II, Item 8 of this report:

Report of Independent Auditors
Audited Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following Schedule appears in Part II, Item 8 of this report:

Schedule II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

(c)  Exhibits

2.1
Plan of Reorganization and Agreement for Combination of Business dated as of August 27, 1997, by and among the Company, WE JAC Corporation, Miracle Industries, Inc., Lube Ventures, Inc., Rocky Mountain Ventures, Inc., Rocky Mountain Ventures II, Inc., Miracle Partners, Inc., Prema Properties, LLC, Ralston Car Wash, LLC and KBG LLC, included as an Exhibit to the Company’s Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, is incorporated herein by reference.

3.1	Articles of Incorporation of the Company included as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, are incorporated herein by reference.

3.2	By-laws of the Company included as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997 are incorporated herein by reference.

10.1
Precision Auto Care, Inc. 1998 Employee Stock Purchase Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-49097), filed April 1, 1998, is incorporated herein by reference.

10.2
Precision Auto Care Inc. 2000 Outside Directors’ Stock Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39226), filed June 14, 2000, is incorporated herein by reference.

10.3
Precision Auto Care, Inc. 1998 Outside Directors’ Stock Option Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-85877), filed August 25, 1999, is incorporated herein by reference.

10.4
Precision Auto Care, Inc. 1999 Employee Stock Option and Restricted Stock Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-85879), filed August 25, 1999, is incorporated herein by reference.

10.5	Precision Tune Stock Option Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-47165), filed March 2, 1998, is incorporated herein by reference.

10.6	Precision Auto Care Employee Stock Option Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-47169), filed March 2, 1998, is incorporated herein by reference.

10.7
Precision Auto Care, Inc. Director Stock Option Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-47171), filed March 2, 1998, is incorporated herein by reference.

10.8
Subscription and Stock Purchase Agreement dated as of March 31, 1998, by and among the Company, Precision Auto Care Mexico I, S. de R.L. de C.V., and Promotora de Franquicias Praxis, S.A. de C.V., included as an exhibit to the Company’s Current Report on Form 8-K, filed April 15, 1998, is incorporated herein by reference.

10.9	Employment Agreement with Louis M. Brown, Jr. dated August 4, 2000, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.10
Subordinated Debenture Agreement with Board LLC, dated October 15, 1998, included as an exhibit to the Company’s Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.11
Loan Renewal and Security Agreement dated as of September 29, 2000 between the Company and Precision Funding, LLC, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.12
Agreement dated August 3, 2000 between the Company and Louis M. Brown, Jr., included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.13
Agreement dated August 3, 2000 among the Company, Arthur Kellar and Desarollo Integrado, S.A. de C.V., included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference

10.14
Subordinated Debenture dated August 4, 2000 between the Company and Arthur Kellar, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.15
Subordinated Debenture dated August 4, 2000 between the Company and Desarollo Integrado S. A. de C. V, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.16
Letter Agreement dated June 14, 2000 between the Company and Arthur Kellar, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.17
Registration Rights Agreement dated August 4, 2000 among the Company, Louis M. Brown, Jr., Arthur Kellar and Desarollo Integrado, S. A. de C. V., included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.18
Loan Renewal and Security Agreement as of October 1, 2000, between the Company and Precision Funding LLC, included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.19*	Lease dated December 3, 2001 between Leesburg Airpark III, LLC and Precision Tune Auto Care, Inc.

10.20*	Lease dated January 14, 2002 between Rolling Rock Investment Co., Ltd. and Hydro Spray Car Wash Equipment Co., Ltd.

21*	Significant Subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP, Independent Auditors.

23.2*	Consent of Ernst & Young LLP, Auditors.

99.1*	Report of Grant Thornton LLP, Independent Auditors, on Supplemental Information.

99.2*	Report of Ernst & Young LLP, Independent Auditors.

99.3*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2002.

PRECISION AUTO CARE, INC.

By:	/s/ LOUIS M. BROWN, JR.
Louis M. Brown, Jr. President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LOUIS M. BROWN Louis M. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2002

/S/ ROBERT R. FALCONI Robert R. Falconi	Executive Vice President and Chief Operating Officer and Director (Principal Financial Accounting Officer)	October 15, 2002

/S/ WOODLEY A. ALLEN Woodley A. Allen	Chairman of the Board	October 15, 2002

/S/ LYNN E. CARUTHERS Lynn E. Caruthers	Director	October 15, 2002

/S/ BERNARD H. CLINEBURG Bernard H. Clineburg	Director	October 15, 2002

/S/ BASSAM N. IBRAHIM Bassam N. Ibrahim	Director	October 15, 2002

/S/ JOHN D. SANDERS John D. Sanders	Director	October 15, 2002

/S/ ARTHUR C. KELLAR Arthur C. Kellar	Director	October 15, 2002

/S/ FREDERICK F. SIMMONS Frederick F. Simmons	Director	October 15, 2002

/S/ JOHN T. WIEGAND John T. Wiegand	Director	October 15, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

We, Louis M. Brown, Jr. and Robert R. Falconi, certify that:

1.  We have reviewed this annual report on Form 10-K of Precision Auto Care, Inc.;

2.  Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Signature	Title	Date

/s/ LOUIS M. BROWN, JR. Louis M. Brown, Jr.	Chief Executive Officer	October 15, 2002

/s/ ROBERT R. FALCONI Robert R. Falconi	Chief Financial Officer	October 15, 2002