Form 10QSB
period 2002-09-30
PRECISION AUTO CARE INC
filed 2002-11-14
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29478

PRECISION AUTO CARE, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1847851
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

748 Miller Drive, S.E., Leesburg, Virginia 20175
(Address of principal executive offices)
(Zip Code)

703-777-9095
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 13,318,030 shares of Common Stock as of October 22, 2002.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and “plan” as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-K filing for the year ending June 30, 2002 under the caption “Business—Risk Factors,” general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$596,424	$1,029,643
Restricted cash in escrow	175,000	175,000
Accounts receivable, net of allowance of $2,069,136 and $2,371,314, respectively	1,471,618	1,587,820
Inventory, net of allowance of $410,726 and $410,000, respectively	1,016,120	837,366
Other assets	192,717	164,002
Assets held for sale, net	8,913	8,913

Total current assets	3,460,792	3,802,744
Property, plant and equipment, at cost	4,705,737	4,672,177
Less: Accumulated depreciation	(3,797,236)	(3,676,506)

	908,501	995,671
Goodwill, net of accumulated amortization of $15,864,825	8,711,744	8,711,744
Deposits and other	129,437	79,249

Total assets	$13,210,474	$13,589,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,146,616	$5,442,544
Board LLC note	563,758	551,700
Other notes payable—current	308,460	342,007
Deferred revenue	771,141	683,489

Total current liabilities	6,789,975	7,019,740
Credit facility with related party	—	10,944,532
Subordinated debt	—	3,586,960
Board LLC note	108,165	253,707
Other notes payable—non-current	99,879	95,158
Accrued interest on related party debt	—	2,528,913
Deferred revenue and other	440,625	517,500

Total liabilities	7,438,644	24,946,510
Obligations subject to restructuring	17,562,320	—
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par; 19,000,000 shares authorized; 13,318,030 and 13,318,030 shares issued and outstanding	133,180	133,180
Additional paid-in capital	49,327,613	49,327,613
Accumulated deficit	(61,251,283)	(60,817,895)

Total stockholders’ deficit	(11,790,490)	(11,357,102)

Total liabilities and stockholders’ deficit	$13,210,474	$13,589,408

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues:
Franchise development	$139,310	$—
Royalties	2,953,709	3,023,247
Manufacturing and distribution	1,442,145	2,276,818
Company centers	73,763	424,703
Other	118,748	68,628

Total revenues	4,727,675	5,793,396
Direct cost:
Royalties	1,972,108	2,482,896
Manufacturing and distribution	1,194,488	1,927,324

Total direct costs	3,166,596	4,410,220

Contribution (exclusive of amortization shown separately below)	1,561,079	1,383,176
General and administrative expense	1,336,096	1,367,753
Depreciation expense	122,514	212,384
Amortization of goodwill	—	370,392
Other operating expense	17,772	4,000
Impairment charges	—	793,212

Operating income (loss)	84,697	(1,364,565)
Other income (expense):
Interest expense	(524,223)	(527,828)
Other income	6,138	4,876

Total other expense	(518,085)	(522,952)

Loss before income tax expense	(433,388)	(1,887,517)
Provision for income taxes	—	—

Net loss	$(433,388)	$(1,887,517)

Basic and diluted net loss per share	$(0.03)	$(0.19)
Weighted average shares outstanding—Basic and Diluted	13,318,030	9,905,984

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(433,388)	$(1,887,517)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	122,514	582,776
Amortization of debt discount	56,805	49,235
Stock issued for compensation	—	16,041
Charge for impairment of goodwill	—	793,212
Changes in operating assets and liabilities:
Accounts receivable	116,202	(222,210)
Inventory	(178,754)	15,651
Prepaid expenses, deposits and other	(78,903)	74,573
Assets held for sale	—	(95,344)
Accounts payable and accrued liabilities	149,182	655,449
Deferred revenue and other	10,925	(30,061)

Net cash used in operating activities	(235,417)	(48,195)
Investing activities:
Purchases of property and equipment	(11,384)	(32,110)
Sale of property and equipment	1,884	—

Net cash used in investing activities	(9,500)	(32,110)
Financing activities:
Issuance of company stock	—	275,000
Repayments of subordinated debt	(133,484)	(318,256)
Repayment of notes payable	(54,818)	(220,897)

Net cash used in financing activities	(188,302)	(264,153)

Net change in cash and cash equivalents	(433,219)	(344,458)
Cash and cash equivalents at beginning of year	1,029,643	344,458

Cash and cash equivalents at end of period	$596,424	$—

Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$25,992	$—

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-K for the year ended June 30, 2002.

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

Note 2—New Accounting Pronouncements

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

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. Adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. Adoption of this standard did not have a material effect on the Company’s financial statements but will impact how the Company will report the gain on restructuring of its debt as described in Note 6. As such, the gain realized will be reported in operations in future periods.

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

Note 3—Net Loss Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding options and warrants to purchase common stock were exercised. The weighted average number of shares outstanding related to the stock options and warrants at September 30, 2002 was 1,717,325. For the three months ended September 30, 2002 and 2001, the assumed exercises of the Company’s outstanding stock options and warrants are not included in the calculation as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,
	2002	2001
Numerator:
Net loss	$(433,388)	$(1,887,517)
Denominator:
Denominator for basic and diluted EPS weighted-average-shares	13,318,030	9,905,984
Basic and diluted income per share	$(0.03)	$(0.19)

Note 4—Inventory

The components of inventory are as follows:

	September 30, 2002	June 30, 2002
Raw materials	$955,955	$822,613
Work-in-process	222,211	183,499
Finished goods	248,680	241,254
Reserve for obsolete and unsaleable inventory	(410,726)	(410,000)

	$1,016,120	$837,366

Note 5—Debt

Senior Debt

On September 29, 2000 the Company issued senior debentures to Precision Funding, L.L.C., an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 4, 2000, Precision Funding made available to the Company a credit facility of $11.25 million to refinance existing debt and provide for the Company’s working capital needs. This credit facility bears interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and was to mature on September 1, 2003, if not paid prior to that time. In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002. In January 2002, this accrued interest was paid. Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility. The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt. The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement. The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares. The term of this debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, L.L.C. assigned its interest in the Company’s trademarks, franchise agreements, and certain other assets to Precision Franchising, LLC. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding, L.L.C. as collateral security for the loan dated September 29, 2000. On October 30, 2002, the pledge was cancelled as a result of the agreement described in Note 6 below.

Subordinated Debt

        On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company at that time for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company’s failure to make interest payments on the subordinated debt, the debt had accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999. Subsequent to June 30, 2000, Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as an extraordinary item in the 2001 statement of operations. Under the terms of the new agreement, the Company agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum. In January 2002, the Company renegotiated the loan agreement with the Board LLC. Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

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

Note 6—Debt Restructuring

Debt Restructuring

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company will issue Precision Funding, L.L.C. and the current board member the following:

•	2.5 million shares of the Company’s common stock.

•
500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share. These shares will have a coupon rate of 2% and are redeemable at any time after the 3rd anniversary of the Issue Date, October 31, 2002 on 30 days prior written notice.

•	Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants is subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock at the annual shareholder meeting to be held on January 15, 2003. In the event that this shareholder approval is not obtained within two years, the Company has agreed to issue additional shares of preferred stock to each of the debt holders. As a result of the agreement with Precision Funding, L.L.C., the Company will recognize a gain from the debt restructuring of approximately $10 million during the 3rd quarter of fiscal year 2003.

Note 7—Contingencies

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

Praxis Afinaciones, S.A. de C.V., an indirect wholly owned subsidiary of PACI, is subject to a suit filed by one of its vendors seeking payment of 766,000 Mexican Pesos ($77,000), plus interest at the rate of 5% per month, for services under a contract. Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

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

The Company was subject to a suit filed in the State of Florida by a former Precision Tune Auto Care franchisee. The franchisee was alleging breach of contract and personal slander. In March 2000, a judgment of approximately $850,000 plus attorneys’ fees was entered against the Company. In the fourth quarter of fiscal year 2000, the Company recorded an accrual of the jury verdict and estimated legal costs of approximately $1 million and included such amount in other operating expense in the consolidated statement of operations. The Company appealed the judgment, and on November 14, 2001 the appellate court expressed concerns regarding the manner in which damages were calculated relating to certain elements of the case and remanded the case back to the trial court for a new trial on damages. In a subsequent ruling, the appellate court also held that the Company was not liable to pay the plaintiff’s attorney fees in the case. On October 2, 2002, the parties entered into a mutual release and settlement agreement at no expense to the Company. The settlement amount paid to the plaintiff was received from the Company’s insurance carrier. As a result, the Company reversed the $1.0 million of the previously accrued expected loss and legal costs which is included in other income in the consolidated statement of operations in fiscal year 2002.

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

The Company has recorded reserves for litigation based on management’s best judgment. Except for the Radiant arbitration, management is of the opinion that the ultimate liability in respect of litigation is not likely to have a material impact on the Company’s financial position and results of operations.

Note 8—Purchase and Reissuance of Stock Options

During September, 2002 and October, 2002 the Company repurchased 654,380 shares of common stock options (exercise prices of these options range from $0.75 to $1.00 per share) for $0.001 per share. The Company in turn granted the same participants options for the purchase of 654,380 shares of common stock. These options will be exercisable at an exercise price of $0.44 per share at the same vesting schedule as the participant’s repurchased options. The Company will apply variable accounting as called for by FIN 44 during the remaining life of these options and in doing so, measure compensation expense periodically when the value of the underlying common stock exceeds the $0.44 exercise price. No compensation expense has been recorded in the accompanying consolidated financial statements for the quarter ended September 30, 2002 since the exercise price of such options was greater than the fair market value of the Company’s common stock.

Note 9—Segment Information

For the quarter ended September 30, 2001 and thereafter, the Company has implemented the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as the Chief Operating Decision Maker (CODM) began evaluating the Company’s operations along its two business lines: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company’s manufacturing and distribution division, which includes HydroSpray, produces modular buildings and car wash equipment. HydroSpray produces the aforementioned products as opposed to rendering services, which are provided by the Automotive Care division. Given that HydroSpray is a manufacturing business, the Company made the decision to aggregate its financial results into a distinct segment. There were no sales between the two segments for the three months ended September 30, 2002 and 2001. The chief operating decision maker evaluates the performance of the Company’s operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the three months ended September 30, 2002 and 2001.

A summary of the segment financial information is as follows:

	Three Months Ended September 30,
	2002	2001
Revenues:
Automotive Care Franchising	$3,093,019	$3,023,247
Manufacturing & Distribution	1,442,145	2,276,818

Total segment revenues	4,535,164	5,300,065
Other	192,511	493,331

Total revenues	$4,727,675	$5,793,396

Contribution:
Automotive Care Franchising	$1,234,632	$931,494
Manufacturing & Distribution	247,657	349,494

Total segment contribution	1,482,289	1,280,988
Other	78,790	102,188

Total contribution	$1,561,079	$1,383,176

Assets:
Automotive Care Franchising	$11,205,235	$14,606,598
Manufacturing & Distribution	2,005,239	4,047,712

Total assets	$13,210,474	$18,654,310

Capital expenditures:
Automotive Care Franchising	$2,520	$29,253
Manufacturing and Distribution	8,864	2,857

Total Capital Expenditures	$11,384	$32,110

Reconciliation of segment contribution to net income before income taxes:
Total segment contribution	1,482,289	1,280,988
Other	78,790	102,188

Total contribution	1,561,079	1,383,176
General & administrative expense	1,336,096	1,367,753
Depreciation expense	122,514	212,384
Amortization expense	—	370,392
Charge for impairment of goodwill	—	793,212
Other expenses	535,857	526,952

Net income (loss) before income taxes	$(433,388)	$(1,887,517)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1.—Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on October 15, 2002. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Summary (in thousands)

	Three Months Ended September 30,
	2002	%	2001	%
Automotive care franchising revenue	$3,093	65	$3,023	52
Manufacturing & distribution revenue	1,442	30	2,277	39
Other	193	4	493	9

Total revenues	$4,728	100%	$5,793	100%

Automotive care franchising direct cost	$1,858	39	$2,092	36
Manufacturing & distribution direct cost	1,194	25	1,927	33
Other	114	2	391	7

Total direct cost	$3,166	67	$4,410	76

General and administrative	1,336	28	1,368	24
Depreciation expense	123	3	212	4
Amortization of franchise rights & goodwill	—	0	370	6
Impairment charges	—	0	793	14
Other operating expense	18	0	4	0
Operating income (loss)	85	2	(1,364)	(24)
Other	(518)	(11)	(523)	(9)

Net loss	$(433)	(9)%	$(1,887)	(33)%

Revenue.    Total revenues for the three months ended September 30, 2002 was $4.7 million, a decrease of approximately $1.1 million, or 19%, compared with total revenues of $5.8 million for the three months ended September 30, 2001.

Automotive care franchising revenue for the three months ended September 30, 2002 was $3.1 million, an increase of approximately $70,000, or 2%, compared with automotive care revenues of $3.0 million for the three months ended September 30, 2001. The increase was partially the result of an increase in franchise development revenues of $139,000. Franchise development revenues were higher for the three months ended September 30, 2002 because the Company sold more domestic and international franchise licenses than it did in the three months ended September 30, 2001. This increase in franchise development revenues was offset by a decrease in royalty revenues of $69,000. This decrease in royalty revenues was the result of an increase in domestic royalties of $473,000 and a decrease in international royalties of $542,000. The increase of domestic royalties was a result of management’s efforts to increase the number of reporting and paying franchisees in its franchise system. The decrease in international royalties was the direct result of the Company’s sale of its franchise operations in Mexico in January of 2002.

Manufacturing and distribution revenue for the three months ended September 30, 2002 was $1.4 million, a decrease of approximately $835,000, or 37%, compared with manufacturing and distribution revenues of $2.3 million for the three months ended September 30, 2001. This decrease was partially due to lower sales from the car wash equipment manufacturer’s division of $689,000. The $146,000 decrease in distribution sales was primarily the result of the sale of the Mexican subsidiary in January 2002. Since the sale, this entity has had almost no distribution revenue.

        Other revenue for the three months ended September 30, 2002 was $193,000, a decrease of approximately $300,000, or 61%, compared to $493,000 for the three months ended September 30, 2001. This decrease was due primarily to the sale of company operated stores in Mexico, which accounted for only $74,000 of other revenue for the three months ended September 30, 2002 and $425,000 for the three months ended September 30, 2001.

Direct Cost.    Total direct costs for the three months ended September 30, 2002 totaled $3.2 million, a decrease of $1.2 million or 27%, compared with $4.4 million for the three months ended September 30, 2001.

Automotive care franchising direct costs for the three months ended September 30, 2002 totaled $1.9 million, a decrease of $234,000 or 11%, compared with $2.1 million for the three months ended September 30, 2001. This decrease was primarily the result of the Company’s sale of its franchise operations in Mexico in January of 2002.

Manufacturing and distribution direct costs for the three months ended September 30, 2002 totaled $1.2 million, a decrease of $733,000 or 38%, compared with $1.9 million for the three months ended September 30, 2001. This decrease is consistent with lower manufacturing and distribution revenues.

Other direct costs for the three months ended September 30, 2002 totaled $114,000, a decrease of $277,000 or 71%, compared with $391,000 for the three months ended September 30, 2001. This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense.    General and administrative expense was $1.3 million for the three months ended September 30, 2002, a decrease of $32,000 or 2%, compared with $1.4 million for the three months ended September 30, 2001.

Amortization of Goodwill.    The Company adopted SFAS 142 on July 1, 2002, the beginning of the new fiscal year. Accordingly, the Company did not recognize any amortization expense for the three months ended September 30, 2002. The Company recognized $370,000 of amortization expenses for the three months ended September 30, 2001.

Impairment Charges.    The Company recognized a $793,000 impairment charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary in the three months ended September 30, 2001. No similar charges were incurred in the three months ended September 30, 2002.

Operating Income (Loss).    The Company recorded operating income for the three months ended September 30, 2002 of $85,000 compared with an operating loss of $1.4 million for the three months ended September 30, 2001. The improvement in operating income is attributed to the fact that there was no impairment charge or goodwill amortization in the current period and improved cost management.

Other Expense.    The Company recorded Other Expense, primarily interest expense, of $518,000 for the three months ended September 30, 2002, which represents a decrease in Other Expense of approximately $5,000 or 1% compared to the Other Expense for the three months ended September 30, 2001 when other expenses were $523,000.

Net Loss and Earnings Per Share.    The Company recorded a Net Loss of $433,000, or ($0.03) per share, for the three months ended September 30, 2002. This represents a decrease of $1.5 million or 77% compared to the Net Loss of $1.9 million, or ($0.19) per share, for the three months ended September 30, 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2002 was $596,000. This was decrease of $433,000 from June 30, 2002. During the period, cash used in operations was $235,000. The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved receivable collections, improved inventory management, and the sale of certain assets. In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

Cash used in investing activities for the three months ended September 30, 2002 was $10,000.

Cash used in financing activities for the three months ended September 30, 2002 was $188,000. Cash used in financing activities during the period consisted of repayments of the subordinated debt and other notes payable.

Debt Transactions

During fiscal year 2001, the Company was successful in obtaining a new source of financing. The term of this debenture with Precision Funding LLC has been extended to September 30, 2003. Precision Funding LLC has also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, L.L.C., assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.

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

The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company’s board of directors (Board LLC). Originally due October 15, 1999, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003. The effective interest rate for the new agreement is 8.68% per annum.

The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company’s board of directors. $1.4 million of the original principal amount has been repaid. Originally due May 25, 1999, the term of this subordinated debenture has been extended to September 30, 2003. The holder also waived all debt covenants through September 30, 2003.

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company will issue Precision Funding, L.L.C. and the current board member the following:

•	2.5 million shares of the Company’s common stock.

•
500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share. These shares will have a coupon rate of 2% and are redeemable at any time after the 3rd anniversary of the Issue Date, October 31, 2002 on 30 days prior written notice.

•	Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants is subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock at the annual shareholder meeting to be held on January 15, 2003. In the event that this shareholder approval is not obtained within two years, the Company has agreed to issue additional shares of preferred stock to each of the debt holders. As a result of the agreement with Precision Funding, L.L.C., the Company will recognize a gain from the debt restructuring of approximately $10 million during the 3rd Quarter of fiscal year 2003.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company’s cash flow has been constrained. As a result, the Company’s ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the debt restructuring, reductions in expenses, improved collections, improved inventory management, and the sale of certain assets, the Company expects to be able to meet all of its financial obligations and be able to focus on growing and improving profitability of its franchising and manufacturing businesses.

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

ITEM 3.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

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

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Luminivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

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

Bonneville, a distributor of HydroSpray Car Wash Equipment Co., Ltd., and its related corporation, sued PACI and HydroSpray alleging that the defendants made fraudulent representations in connection with the sale of certain equipment manufactured by HydroSpray and sold it to Ivory, made intentional misrepresentations, breached the warranty of merchantability, breached various contracts with the plaintiffs and tortiously interfered with Bonneville’s business relationships with existing customers. The plaintiff seeks actual damages in excess of $515,000, punitive damages and attorney’s fees. The defendants filed an answer denying the allegations on August 18, 1999. As of the date of this Report on Form 10-QSB, the court has not yet scheduled a trial date.

Performance Concepts, Inc. and James Radcliffe v. Precision Tune Auto Care, Inc., Case No. 98-0071130 (03) Circuit Court, 17th Judicial Circuit, Broward County, Florida), Filed May 4, 1998.

In response to a notice of termination given by PTAC of the plaintiff’s franchise agreement due to certain acts of plaintiff expressly prohibited by the franchise agreement, Plaintiff filed suit seeking a temporary injunction to enjoin PTAC from terminating plaintiff’s franchise agreement and alleging that PTAC breached its contract with the plaintiffs, breached the covenant of good faith and fair dealing, tortiously interfered with business relationship, and slandered the plaintiffs. The plaintiffs sought unspecified damages in excess of $15,000 plus punitive damages. On June 3, 1998, the court granted a temporary injunction enjoining both parties from violating the franchise contract. In a counterclaim filed August 6, 1998, PTAC demanded indemnification under the franchise agreement by both plaintiffs for certain of the allegations, which was agreed to by plaintiffs’ insurance carrier. On August 26, 1998, the plaintiffs filed a motion to dismiss PTAC’s counterclaim. In October 1999, the plaintiffs filed Motions for Sanctions for PTAC’s failure to comply with a request for documentation and failure to supply most knowledgeable corporate representatives for deposition. In November 1999, plaintiff filed a Second Motion for Sanctions, seeking to strike PTAC’s pleadings, including the Counterclaim. On November 15, 1999, the court granted the motion to strike PTAC’s pleadings and on November 24, 1999, the court entered an order striking PTAC’s pleadings and entering a default, ruling that the allegations of the Plaintiff’s Complaint would be deemed admitted and that the only issue for trial was the amount of damages sustained. On March 21, 2000, a jury awarded Plaintiff damages in the amount of $841,000. PTAC appealed the decision to the Fourth District Court of Appeals and, on November 14, 2001, the Court reversed the trial court judgment, ruling that the trial court erred in allowing the plaintiff to obtain damages based on other franchise agreements that were not pleaded in the complaint, and remanded the case back to the trial court for another hearing on damages. On April 24, 2002, the Fourth District Court of Appeals also ruled that the plaintiff is not entitled to recover its attorneys’ fees from the Company. On October 2, 2002, the parties entered into a mutual release and settlement agreement at no expense to the Company. The settlement amount paid to the plaintiff was received from the Company’s insurance carrier. The Company had previously recorded an accrual of the estimated loss and legal costs on this matter of $1.0 million and included this amount in other operating expense in the consolidated statement of operations for the period ended June 30, 2000. As a result, the Company reversed the $1.0 million of the previously accrued expected loss and legal costs which is included in other income in the consolidated statement of operations in fiscal year 2002.

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

Other than the Radiant arbitration, the Company does not believe that any of the above proceedings will result in material judgments against the Company. There can be no assurance, however, that these suits will ultimately be decided in its favor. Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations. The Company believes that it has adequately reserved for a possible adverse judgment in the Radiant arbitration matter.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

The information concerning defaults and the subsequent cure thereof with respect to the Company’s indebtedness contained in Note 5 to the Company’s financial statements and appearing at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	*
Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated October 28, 2002 to create a new series of preferred stock designated as Series A Cumulative Redeemable Preferred Stock.

4.1	*	Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-01) between the Company and Desarollo Integrado, S. A. de C. V.

4.2	*	Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-02) between the Company and Arthur C. Kellar.

10.1	*	Amended and Restated Registration Rights Agreement dated October 29, 2002 by and among the Company, Louis M. Brown, Jr., Arthur C. Kellar, and Desarollo Integrado, S. A. de C. V.

10.2	*	Exchange Agreement dated October 29, 2002 by and among Precision Funding, L.L.C., Arthur C. Kellar, Desarollo Integrado, S. A. de C. V, and the Company.

10.3	*	Termination of Loan Renewal and Security Agreement dated October 29, 2002 between the Company and Precision Funding, L.L.C.

10.4	*
Voting Agreement dated October 29, 2002 by and among Louis M. Brown, Jr., Arthur C. Kellar, Desarollo Integrado, S. A. de C. V., Woodley A. Allen, Lynn E. Caruthers, Bernard H. Clineburg, John D. Sanders, Bassam N. Ibrahim, Robert R. Falconi, John T. Wiegand, and Falcon Solutions, Ltd.

99.1	*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)    Reports on Form 8-K

(i)
On October 31, 2002, a Form 8-K was filed related to the October 31, 2002 press release announcing the exchange of the Company’s outstanding Senior and Subordinate Debentures for certain equity consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November ??, 2002.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.
Louis M. Brown, Jr. President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr. Louis M. Brown, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2002

/s/ Robert R. Falconi Robert R. Falconi	Executive Vice President and Chief Operating Officer and Director (Principal Financial Accounting Officer)	November 14, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Louis M. Brown, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Precision Auto Care, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ Louis M. Brown, Jr. Louis M. Brown, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert R. Falconi, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Precision Auto Care, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ Robert R. Falconi Robert R. Falconi	Executive Vice President and Chief Operating Officer and Director (Principal Financial Accounting Officer)	November 14, 2002