Form 10QSB
period 2002-12-31
PRECISION AUTO CARE INC
filed 2003-02-14
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29478

PRECISION AUTO CARE, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1847851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

748 Miller Drive, S.E., Leesburg, Virginia	20175
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 16,918,030 shares of Common Stock as of January 31, 2003.

Transitional Small Business Disclosure Format:                     Yes  ☐      No  ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-K filing for the year ending June 30, 2002 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$631,665	$1,029,643
Restricted cash in escrow	—	175,000
Accounts receivable, net of allowance of $2,141,282 and $2,371,314, respectively	1,485,350	1,587,820
Inventory, net of allowance of $443,462 and $410,000, respectively	1,105,334	837,366
Other assets	213,962	164,002
Assets held for sale, net	8,913	8,913
Total current assets	3,445,224	3,802,744

Property, plant and equipment, at cost	4,707,943	4,672,177
Less: Accumulated depreciation	(3,920,801)	(3,676,506)
	787,142	995,671
Goodwill, net of accumulated amortization of $15,864,825	8,711,744	8,711,744

Deposits and other	174,036	79,249

Total assets	$13,118,146	$13,589,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,138,446	$5,442,544
Board LLC note	76,455	551,700
Other notes payable - current	215,659	342,007
Deferred revenue	887,716	683,489
Total current liabilities	6,318,276	7,019,740

Credit facility with related party	—	10,944,532
Subordinated debt	—	3,586,960
Board LLC note	550,327	253,707
Other notes payable - non-current	276,509	95,158
Accrued interest on related party debt	—	2,528,913
Deferred revenue and other	363,750	517,500
Total liabilities	7,508,862	24,946,510

Obligations subject to restructuring	5,098,570	—
Commitments and contingencies
2.0% redeemable preferred stock	5,180,000	—
Stockholders’ equity deficit:
Common stock, $.01 par; 19,000,000 shares authorized; 15,818,030 and 13,318,030 shares issued and outstanding	158,180	133,180
Additional paid-in capital	49,802,613	49,327,613
Accumulated deficit	(54,630,079)	(60,817,895)
Total stockholders’ deficit	(4,669,286)	(11,357,102)
Total liabilities and stockholders’ deficit	$13,118,146	$13,589,408

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues:
Franchise development	$63,206	$112,247
Royalties	2,310,122	2,587,437
Manufacturing and distribution	1,622,187	1,779,015
Company centers	—	404,606
Other	155,241	73,728

Total revenues	4,150,756	4,957,033

Direct cost:
Royalties	1,535,852	2,393,191
Manufacturing and distribution	1,238,880	1,531,607

Total direct costs	2,774,732	3,924,798

Contribution (exclusive of amortization shown separately below)	1,376,024	1,032,235

General and administrative expense	1,391,929	1,930,418
Depreciation expense	123,565	217,222
Amortization of goodwill	—	311,508
Other operating expense	6,430	—
Impairment charges	—	1,303,432

Operating loss	(145,900)	(2,730,345)
Gain on debt restructuring	6,941,938	—
Interest expense	(180,173)	(532,784)
Other income	5,339	1,285

Total other income (expense)	6,767,104	(531,499)

Income before income tax expense	6,621,204	(3,261,844)
Provision for income taxes	—	—

Net income	$6,621,204	$(3,261,844)

Basic and diluted net income per common share	$0.44	$(0.30)
Weighted average common shares outstanding—Basic	15,002,813	10,724,308
Weighted average common shares outstanding—Diluted	15,013,613	10,724,308

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues:
Franchise development	$202,516	$112,247
Royalties	5,263,831	5,610,685
Manufacturing and distribution	3,064,332	4,055,832
Company centers	73,763	829,309
Other	273,989	142,356

Total revenues	8,878,431	10,750,429

Direct cost:
Royalties	3,507,960	4,876,087
Manufacturing and distribution	2,433,368	3,458,931

Total direct costs	5,941,328	8,335,018

Contribution (exclusive of amortization shown separately below)	2,937,103	2,415,411

General and administrative expense	2,728,024	3,298,172
Depreciation expense	246,080	429,606
Amortization of goodwill	—	681,900
Other operating expense	24,201	—
Impairment charges	—	2,096,644

Operating loss	(61,202)	(4,090,911)
Gain on debt restructuring	6,941,938	—
Interest expense	(704,397)	(1,060,612)
Other income	11,477	2,163

Total other income (expense)	6,249,018	(1,058,449)

Income before income tax expense	6,187,816	(5,149,360)
Provision for income taxes	—	—

Net income	$6,187,816	$(5,149,360)

Basic and diluted net income per common share	$0.44	$(0.50)
Weighted average common shares outstanding—Basic	14,165,025	10,369,799
Weighted average common shares outstanding—Diluted	14,175,825	10,369,799

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)

Operating activities:
Net income (loss)	$6,187,816	$(5,149,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	246,080	1,111,506
Amortization of debt discount	19,391	100,263
Gain on debt restructuring	(6,941,938)	—
Stock issued for compensation	—	126,500
Charge for impairment of capitalized software	—	202,909
Charge for impairment of goodwill	—	1,893,735
Services received in exchange for stock	—	32,082
Changes in operating assets and liabilities:
Accounts receivable	102,470	(475,301)
Inventory	(267,968)	(480,436)
Prepaid expenses, deposits and other	(144,747)	56,194
Assets held for sale	—	273,030
Accounts payable and accrued liabilities	583,199	2,106,227
Deferred revenue and other	50,625	228,434

Net cash (used in) provided by operating activities	(165,072)	25,783
Investing activities:
Purchases of property and equipment	(39,583)	(81,576)
Sale of Mexican subsidiary	175,000	—
Sale of property and equipment	1,884	50,000

Net cash provided by (used in) investing activities	137,301	(31,576)
Financing activities:
Issuance of company stock	—	275,000
Proceeds from note payable	—	384,912
Repayments of subordinated debt	(178,625)	(350,000)
Repayment of notes payable	(191,582)	(332,680)

Net cash used in financing activities	(370,207)	(22,768)

Net change in cash and cash equivalents	(397,978)	(28,561)
Cash and cash equivalents at beginning of year	1,029,643	344,458

Cash and cash equivalents at end of period	$631,665	$315,897

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$12,621,938	$—
Fair value of common and preferred stock issued in exchange for cancellation of debt	$5,680,000	$—
Property and equipment acquired under capital lease	$25,992	$—

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Interim Financial Presentation

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

Note 2 – Accounting Policy

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets”, which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”.  This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies must test goodwill at least annually for impairment. The Company adopted SFAS No. 142 effective July 1, 2002 and ceased amortizing goodwill of $8.7 million.

This statement requires that goodwill be tested for impairment annually. In the year of adoption, this statement requires the completion of a transitional goodwill impairment evaluation, which is a two-step process. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess.

In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit.  This reporting unit, which is comprised of Precision Tune Auto Care® and Precision Lube Express®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.  This income approach based valuation considered the nature of the reporting unit’s business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity.  Based on this valuation, the fair value of this reporting unit is in excess of the carrying value.  Since the fair value of this reporting unit is greater than its carrying value, the goodwill of this reporting unit is not deemed to be impaired.

Note 3 – New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002.  As a result of the adoption of this standard, the $6.9 million gain resulting from the Company's debt to equity conversion (see Note 8) was recorded in other income in the accompanying financial statements as opposed to being reflected as an extraordinary item.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after such date.  Management has elected to follow APB 25, “Accounting for Stock Issued to Employees”, instead of SFAS 123 and does not believe this will have a material effect on the Company’s financial statements.

Note 4 – Net Income (Loss) Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the effect of outstanding stock options using the “treasury stock” method.  The weighted average number of shares outstanding related to stock options at December 31, 2002 was 1,669,200.  Only stock options with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Numerator:
Net income applicable to common Shareholders	$6,621,204	$(3,261,844)	$6,187,816	$(5,149,360)
Denominator:
Denominator for basic EPS weighted - average-shares	15,002,813	10,724,308	14,165,025	10,369,799
Common stock equivalent stock options	10,800	—	10,800	—
Denominator for diluted EPS weighted - average-shares	15,013,613	10,724,308	14,175,825	10,369,799
Basic and diluted income per share	$0.44	$(0.30)	$0.44	$(0.50)

Note 5 – Cash Held in Escrow

In October 2002, the Company received $175,000 previously held in escrow from the sale of its Mexican subsidiary in January 2002.  This cash held in escrow was released to the Company as a result of its Mexican subsidiary’s lack of employee or tax claims from January 2002 to September 2002.

Note 6 – Inventory

The components of inventory are as follows:

	December 31, 2002	June 30, 2002
Raw materials	$866,163	$822,613
Work-in-process	433,624	183,499
Finished goods	249,009	241,254
Reserve for obsolete and unsaleable inventory	(443,462)	(410,000)
	$1,105,334	$837,366

Note 7 – Debt

Senior Debt

On September 29, 2000 the Company issued senior debentures to Precision Funding, L.L.C., an entity owned and operated by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V, an entity controlled by Mauricio Zambrano. Pursuant to the commitment made by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. on August 4, 2000, Precision Funding made available to the Company a credit facility of $11.25 million to refinance existing debt and provide for the Company’s working capital needs.  This credit facility bears interest at a fixed rate of 12% per annum with provisions for higher rates in the event of a default, and was to mature on September 1, 2003, if not paid prior to that time.  In September 2001, Precision Funding agreed to allow the Company to defer the interest payment that was due in September 2001 until July 1, 2002.  In January 2002, this accrued interest was paid.  Substantially all assets of the Company have been pledged as collateral and the Company may not pay any dividends without the written consent of Precision Funding. Precision Funding used the facility to purchase the Loan documents on the Bank Facility provided by First Union National Bank. A bridge loan that was made on August 4, 2000 by Arthur C. Kellar and to Desarollo Integrado, S.A. de C.V. was refinanced under the new credit facility. The Company used $991,000 of the new credit facility to repay a mortgage payable to FFCA. In connection with extending the credit facility, an origination fee was paid to the Lenders in the form of a warrant entitling them to purchase 2,000,000 shares of common stock at an exercise price of $0.275 per share. A valuation was performed on the debt and warrants issued in connection with obtaining the new credit facility.  The relative fair market value allocated to the warrants of approximately $651,000 has been recorded as paid in capital and a discount to the face value of the debt.  The discount resulting from recording the value of the warrants is being amortized over the term of the debt agreement.  The warrants were approved by the shareholders at the 2001 Annual Meeting held on March 21, 2001. In June 2001, Arthur C. Kellar exercised his right to purchase 1,000,000 shares and in July 2001, Falcon Solutions, Ltd., an entity controlled by Mauricio Zambrano, to which the rights had been assigned, purchased the remaining 1,000,000 shares.  Pursuant to an agreement reached in October 2002, this debt was converted to equity (see Note 8).

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

Subordinated Debt

On October 15, 1998, the Company entered into a subordinated debenture with Board LLC, which was organized and funded by substantially all of the Directors of the Company at that time for the sole purpose of providing additional financing to the Company. Under the terms of the agreement, the Company received $2 million and was to make monthly interest payments at an annual rate of 14% with the principal to be paid at the end of the loan term of twelve months. The terms of the subordinated debt call for increases in the interest rate if the Company defaults in the timely payment of interest on the subordinated debt. The Company is not permitted to make any payment with respect to the subordinated debt during the continuance of a default or event of default under the Senior Lender Funding Facility. As a result of a combination of defaults under the Bank Facility and the Company’s failure to make interest payments on the subordinated debt, the debt had accrued interest at 16% per annum from the date of its issuance through August 15, 1999. The Board LLC had approved the waiver of existing events of default and the extension of the maturity date on such debt to November 1, 2000 and the interest rate returned to 14% effective August 15, 1999.   Subsequent to June 30, 2000, Board LLC extended the maturity date of the subordinated debenture and waived all defaults under the agreement through September 30, 2001. In February 2001, the Company renegotiated the loan agreement with the Board LLC. All of the interest of approximately $407,000 that had been accrued up to that point was waived and has been reflected as a gain on extinguishment of debt in the 2001 statement of operations.  Under the terms of the new agreement, the Company agreed to make monthly payments through December 2003. The effective interest rate for the new agreement was 8.68% per annum.  In January 2002, the Company renegotiated the loan agreement with the Board LLC.  Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of monthly payments of $50,000 ending in December 2003.  In November 2002, the Company renegotiated the loan agreement with the Board LLC.  Under the terms of the new agreement, the Board LLC agreed to a revised payment plan consisting of interest only payments of approximately $6,000 paid monthly from November 2002 to April 2003.  Monthly payments of $15,000 will be made beginning in May 2003 and ending in September 2007. The effective interest rate for the new agreement is 8.68% per annum.

On January 25, 1999, the Company consummated a subordinated debt financing with a shareholder/director in the principal amount of $5,000,000. This subordinated debenture bears interest at 15% per annum, with provisions for higher rates in the event of default, and was to mature on May 25, 1999, if not paid prior to that time. Interest and a one point origination fee were paid in shares of the Company’s common stock valued at the closing price on the day prior the original principal due date. The principal and interest for the subordinated debenture may only be paid if the Company is not in default on the Precision Funding credit facility. As of June 30, 2000, the Company had repaid $1.4 million of the debt.  Pursuant to an agreement reached in October 2002, this debt was converted to equity (see Note 8).

Note 8 – Debt Restructuring

Debt Restructuring

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity.  In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the current board member the following:

•                  2.5 million shares of the Company’s common stock.

•                  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants was subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company's authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003.  As a result, the Company recognized a gain of approximately $6.9 million from the exchange of debt with a carrying value of $12.6 million for common and preferred stock with a fair value of $5.7 million during the 2nd quarter of fiscal year 2003.  The remaining $2.8 million gain from the exchange of the remaining debt with a carrying value of $5.0 million for warrants with a fair value of $2.2 million was recognized in January 2003 when shareholder approval was granted to increase the Company's authorized shares of common stock.  As such, the Company continues to classify the remaining debt of $5.0 million as a liability subject to restructuring at December 31, 2002.

Note 9 – Contingencies

A subsidiary of the Company was party to a confessed judgment of approximately $1.3 million.  The subsidiary is currently inactive and has no assets.  As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.

A distributor of HydroSpray, and its related corporation, sued PACI and HydroSpray alleging that the defendants made fraudulent representations in connection with the sale of certain equipment manufactured by HydroSpray, made intentional misrepresentations, breached the warranty of merchantability, breached various contracts with the plaintiffs and tortiously interfered with the plaintiff’s business relationships with existing customers.  On November 22, 2002, the parties settled the lawsuit with HydroSpray paying $5,760 to plaintiffs, and the plaintiffs dismissed the lawsuit.

The Company and several national chains and local auto repair stores are subject to a suit alleging that the defendants use of automatic transmission fluid changing equipment manufactured by and purchased from T-Tech Industries infringed upon a patent owned by Transclean Corporation, the plaintiff.  The complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and court costs.  PACI is defending the allegations in the lawsuit.

Praxis Afinaciones, S.A. de C.V., an indirect wholly owned subsidiary of PACI, is subject to a suit filed by one of its vendors seeking payment of 766,000 Mexican Pesos ($77,000), plus interest at the rate of 5% per month, for services under a contract.  Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

A stockholder of Paisa, Inc. (“Paisa”) filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  On December 30, 2002, the Court sustained PACI’s demurrer to the complaint, with leave to amend.  The plaintiff has amended complaint, and PACI’s demurrer to the amended complaint is pending.

Radiant Systems, Inc. (“Radiant”), a previously approved supplier of software used by franchisees of Precision Tune Auto Care, Inc. (“PTAC”), an indirect, wholly-owned subsidiary of the Company filed a demand for arbitration alleging that PTAC owes $327,000 under a contract dated February 23, 2001.  Radiant has stated in responses to discovery requests that its claim is $1,753,000 plus interest and attorneys’ fees.  On November 19, 2002, the parties settled the dispute with Precision Tune Auto Care, Inc. (“PTAC”) agreeing to pay $376,500 in installments payable through December 1, 2005 and a lump sum interest payment of $15,000 on January 1, 2006.

The installments payable portion of the settlement was recorded as a note payable and the interest portion will be expensed over the life of the note.

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

The Company does not believe that any of the above pending legal proceedings will result in material judgments against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  While any of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations, the Company believes that it has adequately reserved for any adverse judgments.

Note 10 – Subsequent Event

The operations of World Wide Drying Systems, which manufactures drying systems for the car wash industry, was combined with HydroSpray in March 2002.  During February 2003, the Company entered into an agreement to sell certain assets including inventory and manufacturing equipment of Worldwide Drying Systems, with a approximate carrying value of $110,000, for $300,000.  The resulting gain of approximately $190,000 will be recognized upon the successful closing of this sale, which is contingent on the buyer obtaining financing and the satisfactory completion of the buyer's due diligence process.

Note 11 – Segment Information

For the quarter ended September 30, 2001 and thereafter, the Company has implemented the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as the Chief Operating Decision Maker (CODM) began evaluating the Company’s operations along its two business lines: Automotive Care Franchising and Manufacturing and Distribution. The automotive care division, which is comprised of Precision Tune Auto Care® and Precision Lube Express®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. As the end customer is the automotive consumer and the method of providing services is via the franchise system, the Company aggregated the financial results for Precision Tune Auto Care and Precision Lube Express entities. The Company’s manufacturing and distribution division, which includes HydroSpray, produces modular buildings and car wash equipment.  HydroSpray produces the aforementioned products as opposed to rendering services, which are provided by the Automotive Care division. Given that HydroSpray is a manufacturing business, the Company made the decision to aggregate its financial results into a distinct segment. There were no sales between the two segments for the six months ended December 31, 2002 and 2001.  The chief operating decision maker evaluates the performance of the Company’s operating segments based upon contribution margin, which includes all direct costs associated with the operations of such businesses. Certain expenses such as corporate general and administrative costs, other operating costs and non-recurring charges, which are managed and evaluated outside of the operating segments, are excluded. The information that is presented below is for the six months ended December 31, 2002 and 2001.

A summary of the segment financial information is as follows:

	Six Months Ended December 31,
	2002	2001

Revenues:

Automotive Care Franchising	$5,466,347	$5,722,932
Manufacturing & Distribution	3,064,332	4,055,832
Total segment revenues	8,530,679	9,778,764
Other	347,752	971,665
Total revenues	$8,878,431	$10,750,429

Contribution:

Automotive Care Franchising	$2,152,349	$1,627,300
Manufacturing & Distribution	630,964	596,901
Total segment contribution	2,783,313	2,224,201
Other	153,790	191,210
Total contribution	$2,937,103	$2,415,411

Assets:

Automotive Care Franchising	$10,879,316	$13,314,929
Manufacturing & Distribution	2,238,830	4,264,197

Total assets	$13,118,146	$17,579,126

Capital expenditures:

Automotive Care Franchising	$29,609	$51,732
Manufacturing and Distribution	9,973	29,844

Total Capital Expenditures	$39,582	$81,576

Reconciliation of segment contribution to net income before income taxes:
Total segment contribution	2,783,313	2,224,201
Other	153,790	191,210
Total contribution.	2,937,103	2,415,411
General & administrative expense	2,728,024	3,298,172
Depreciation expense	246,080	429,606
Amortization expense	—	681,900
Impairment charges	—	2,096,644
Gain on debt restructuring	6,941,938	—
Other expenses	717,121	1,058,449
Net income (loss) before income taxes	$6,187,816	$(5,149,360)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on October 15, 2002.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations

Comparison of the three months ended December 31, 2002 to the three months ended December 31, 2001

Summary (in thousands)

	Three Months Ended December 31,
	2002	%	2001	%
Automotive care franchising revenue	$2,373	57	$2,700	54
Manufacturing & distribution revenue	1,622	39	1,779	36
Other	155	4	478	10
Total revenues	$4,150	100%	$4,957	100%
Automotive care franchising direct cost	$1,456	35	$2,004	40
Manufacturing & distribution direct cost	1,239	30	1,532	31
Other	80	2	389	8
Total direct cost	$2,775	67	$3,925	79
General and administrative	1,392	33	1,930	39
Depreciation expense	123	3	217	4
Amortization of franchise rights & goodwill	—	0	312	6
Impairment charges	—	0	1,303	26
Other operating expense	6	0	—	0
Operating loss	(146)	(4)	(2,730)	(55)
Gain on debt restructuring	6,942	167	—	0
Other	(175)	(4)	(532)	(11)
Net income (loss)	$6,621	160%	$(3,262)	(66)%

Revenue. Total revenues for the three months ended December 31, 2002 was $4.2 million, a decrease of approximately $807,000, or 16%, compared with total revenues of $5.0 million for the three months ended December 31, 2001.

Automotive care franchising revenue for the three months ended December 31, 2002 was $2.4 million, a decrease of approximately $327,000, or 12%, compared with automotive care revenue of $2.7 million for the three months ended December 31, 2001.  The decrease was the result of a decrease in franchise development revenues of $49,000 and royalty revenues of $278,000.  Franchise development revenues were lower for the three months ended December 31, 2002 because the Company sold fewer domestic and international franchise licenses than it did in the three months ended December 31, 2001.  The decrease in royalty revenues was primarily the result of a decrease in international royalties of $272,000 resulting from the Company’s sale of its franchise operations in Mexico in January of 2002.

Manufacturing and distribution revenue for the three months ended December 31, 2002 was $1.6 million, a decrease of approximately $157,000, or 9%, compared with manufacturing and distribution revenues of $1.8 million for the three months ended December 31, 2001. This decrease was partially due to lower sales from the car wash equipment manufacturer’s division of $80,000.  Approximately $77,000 of this decrease in distribution sales was the result of the sale of the Mexican subsidiary in January 2002.

Other revenue for the three months ended December 31, 2002 was $155,000, a decrease of approximately $323,000, or 68%, compared to $478,000 for the three months ended December 31, 2001.  This decrease was due primarily to the sale of its company operated stores in Mexico.

Direct Cost. Total direct costs for the three months ended December 31, 2002 totaled $2.8 million, a decrease of $1.1 million or 29%, compared with $3.9 million for the three months ended December 31, 2001.

Automotive care franchising direct costs for the three months ended December 31, 2002 totaled $1.5 million, a decrease of $548,000 or 27%, compared with $2.0 million for the three months ended December 31, 2001.  This decrease was primarily the result of the Company’s sale of its franchise operations in Mexico in January of 2002.

Manufacturing and distribution direct costs for the three months ended December 31, 2002 totaled $1.2 million, a decrease of $293,000 or 19%, compared with $1.5 million for the three months ended December 31, 2001.  This decrease is consistent with lower manufacturing and distribution revenues.

Other direct costs for the three months ended December 31, 2002 totaled $80,000, a decrease of $309,000 or 79%, compared with $389,000 for the three months ended December 31, 2001.  This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ended December 31, 2002, a decrease of $538,000 or 28%, compared with $1.9 million for the three months ended December 31, 2001.  In the three months ended December 31, 2001, the company incurred legal and accounting costs associated with the sale of the Company’s Mexican subsidiary.  There were no such costs incurred in the three months ended December 31, 2002.  Furthermore, management initiated several cost reductions in the general and administrative costs of the Company for the three months ended December 31, 2002.  These cost reduction initiatives should further reduce the Company’s general and administrative costs in future periods.

Amortization of Goodwill.  The Company adopted SFAS 142 on July 1, 2002, the beginning of the new fiscal year. Accordingly, the Company did not recognize any amortization expense for the three months ended December 31, 2002. The Company recognized $312,000 of amortization expenses for the three months ended December 31, 2001.

Impairment Charges.  The Company recognized a $1.3 million impairment charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary in the three months ended December 31, 2001.  No similar charges were incurred in the three months ended December 31, 2002.

Operating Loss. The Company recorded an operating loss for the three months ended December 31, 2002 of $146,000 compared with an operating loss of $2.7 million for the three months ended December 31, 2001.  The reduction in operating loss is attributed to the fact that there was no impairment charge or goodwill amortization in the current period and the cost reduction initiatives implemented by management.

Gain on Debt Restructuring.  The Company recognized a $6.9 million gain from a debt to equity conversion in the three months ended December 31, 2002 (see Item 1 - Note 8).  The Company recognized $2.8 million from this debt to equity conversion relating to the issuance of warrants in January 2003 upon shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.

Other Expense. The Company recorded Other Expense, primarily interest expense, of $175,000 for the three months ended December 31, 2002, which represents a decrease in Other Expense of approximately $357,000 or 67% compared to the Other Expense for the three months ended December 31, 2001 when other expenses were $532,000.  This was primarily the result of the reduction in interest expense for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 from the Company’s debt to equity conversion (see Item 1 - Note 8).

Net Income and Earnings Per Share. The Company recorded a Net Income of $6.6 million, or $0.44 per share, for the three months ended December 31, 2002. This represents an increase of $9.9 million or 303% compared to the Net Loss of $3.3 million, or ($0.30) per share, for the three months ended December 31, 2001.

Comparison of the six months ended December 31, 2002 to the six months ended December 31, 2001

Summary (in thousands)

	Six Months Ended December 31,
	2001	%	2002	%
Automotive care franchising revenue	$5,466	62	$5,724	53
Manufacturing & distribution revenue	3,064	35	4,055	38
Other	348	4	971	9
Total revenues	$8,878	100%	$10,750	100%
Automotive care franchising direct cost	$3,314	37	$4,096	38
Manufacturing & distribution direct cost	2,433	27	3,459	32
Other	194	2	780	7
Total direct cost	$5,941	67	$8,335	78
General and administrative	2,728	31	3,298	31
Depreciation expense	246	3	430	4
Amortization of franchise rights & goodwill	—	0	682	6
Impairment charges	—	0	2,096	19
Other operating expense	24	0	—	0
Operating loss	(61)	(1)	(4,091)	(38)
Gain on debt restructuring	6,942	78	—	0
Other	(693)	(8)	(1,058)	(10)
Net income (loss)	$6,188	70%	$(5,149)	(48)%

Revenue. Total revenues for the six months ended December 31, 2002 was $8.9 million, a decrease of approximately $1.9 million, or 17%, compared with total revenues of $10.8 million for the six months ended December 31, 2001.

Automotive care franchising revenue for the six months ended December 31, 2002 was $5.5 million, a decrease of approximately $258,000, or 5%, compared with automotive care revenues of $5.7 million for the six months ended December 31, 2001.  This decrease was the result of a decrease in royalty revenues of $348,000 offset by an increase in franchise development revenues of $90,000.  Franchise development revenues were higher for the six months ended December 31, 2002 because the Company sold more domestic and international franchise licenses than it did in the six months ended December 31, 2001.  The decrease in royalty revenues was the result of a decrease in international royalties of $814,000.  The decrease in international royalties was the direct result of the

Company’s sale of its franchise operations in Mexico in January of 2002.  This was offset by an increase in domestic royalties of $466,000.

Manufacturing and distribution revenue for the six months ended December 31, 2002 was $3.1 million, a decrease of approximately $991,000, or 24%, compared with manufacturing and distribution revenues of $4.1 million for the six months ended December 31, 2001. This decrease was partially due to lower sales from the car wash equipment manufacturer’s division of $767,000 and the $224,000 decrease in distribution sales.  The decrease in distribution sales was primarily the result of the sale of the Mexican subsidiary in January 2002.

Other revenue for the six months ended December 31, 2002 was $348,000, a decrease of approximately $623,000, or 64%, compared to $971,000 for the six months ended December 31, 2001.  This decrease was due primarily to the sale of its company operated stores in Mexico.

Direct Cost. Total direct costs for the six months ended December 31, 2002 totaled $5.9 million, a decrease of $2.4 million or 29%, compared with $8.3 million for the six months ended December 31, 2001.

Automotive care franchising direct costs for the six months ended December 31, 2002 totaled $3.3 million, a decrease of $782,000 or 19%, compared with $4.1 million for the six months ended December 31, 2001.  This decrease was primarily the result of the Company’s sale of its franchise operations in Mexico in January of 2002.

Manufacturing and distribution direct costs for the six months ended December 31, 2002 totaled $2.4 million, a decrease of $1 million or 30%, compared with $3.5 million for the six months ended December 31, 2001.  This decrease is consistent with lower manufacturing and distribution revenues.

Other direct costs for the six months ended December 31, 2002 totaled $194,000, a decrease of $586,000 or 75%, compared with $780,000 for the six months ended December 31, 2001.  This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense. General and administrative expense was $2.7 million for the six months ended December 31, 2002, a decrease of $570,000 or 17%, compared with $3.3 million for the six months ended December 31, 2001.  In the six months ended December 31, 2001, the company incurred legal and accounting costs associated with the sale of the Company’s Mexican subsidiary.  There were no such costs incurred in the six months ended December 31, 2002.  Furthermore, management initiated several cost reductions in the general and administrative costs of the Company for the six months ended December 31, 2002.  These cost reduction initiatives should further reduce the Company’s general and administrative costs in future periods.

Amortization of Goodwill.  The Company adopted SFAS 142 on July 1, 2002, the beginning of the new fiscal year. Accordingly, the Company did not recognize any amortization expense for the six months ended December 31, 2002. The Company recognized $682,000 of amortization expenses for the six months ended December 31, 2001.

Impairment Charges.  The Company recognized a $2.1 million impairment charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary in the six months ended December 31, 2001.  No similar charges were incurred in the six months ended December 31, 2002.

Operating Income (Loss). The Company recorded an operating loss for the six months ended December 31, 2002 of $61,000 compared with an operating loss of $4.1 million for the six months ended December 31, 2001.  The reduction in operating loss is attributed to the fact that there was no impairment charge or goodwill amortization in the current period and the cost reduction initiatives implemented by management.

Gain on Debt Restructuring.  The Company recognized a $6.9 million gain from a debt to equity conversion in the three months ended December 31, 2002 (see Item 1 - Note 8).  The Company recognized $2.8 million from this debt to equity conversion relating to the issuance of warrants in January 2003 upon shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.

Other Expense. The Company recorded Other Expense, primarily interest expense, of $693,000 for the six months ended December 31, 2002, which represents a decrease in Other Expense of approximately $365,000 or 34% compared to the Other Expense for the six months ended December 31, 2001 when other expenses were $1.1 million.  This was primarily the result of the reduction in interest expense for the six months ended December 31, 2002 compared to the six months ended December 31, 2001 from the Company’s debt to equity conversion (see Item 1 - Note 8).

Net Income and Earnings Per Share. The Company recorded a Net Income of $6.2 million, or $0.44 per share, for the three months ended December 31, 2002. This represents an increase of $11.3 million or 220% compared to the Net Loss of $5.1 million, or ($0.50) per share, for the three months ended December 31, 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at December 31, 2002 was $632,000.  This was decrease of $398,000 from June 30, 2002.  During the period, cash used in operations was $165,000.  The Company expects to be able to meet all of its operating obligations by reductions in operating expenses, improved receivable collections, improved inventory management, and the sale of certain assets.  During February 2003, the Company entered into an agreement to sell the assets of Worldwide Drying Systems for $300,000.  World Wide Drying Systems, which manufacturers drying systems for the car wash industry, was merged with HydroSpray in March 2002.  HydroSpray, which produces modular buildings and car wash equipment, is part of the Company’s manufacturing and distribution division.  This agreement is contingent on the buyer obtaining financing and the satisfactory completion of the buyer’s due diligence process.  In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

Cash provided by investing activities for the six months ended December 31, 2002 was $137,000.

Cash used in financing activities for the six months ended December 31, 2002 was $370,000. Cash used in financing activities during the period consisted of repayments of the subordinated debt and other notes payable.

Debt Transactions

During fiscal year 2001, the Company was successful in obtaining a new source of financing.  The term of this debenture with Precision Funding LLC has been extended to September 30, 2003. Precision Funding LLC has also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, L.L.C., assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company.  In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.  On October 30, 2002, the pledge was cancelled as a result of the agreement reached on October 30, 2002 described below.

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

The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company’s board of directors (Board LLC).  Originally due October 15, 1999, the Board LLC has since agreed to a revised payment plan consisting of interest only payments of approximately $6,000 paid monthly from November 2002 to April 2003.  Monthly payments of $15,000 will be made beginning in May 2003 and ending in September 2007. The effective interest rate for the new agreement is 8.68% per annum.

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

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity.  In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the current board member the following:

•                  2.5 million shares of the Company’s common stock.

•                  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants was subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company's authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003.  As a result, the Company recognized a gain of approximately $6.9 million from the exchange of debt with a carrying value of $12.6 million for common and preferred stock with a fair value of $5.7 million during the 2nd quarter of fiscal year 2003.  The remaining $2.8 million gain from the exchange of the remaining debt with a carrying value of $5.0 million for warrants with a fair value of $2.2 million was recognized in January 2003 when shareholder approval was granted to increase the Company's authorized shares of common stock.  As such, the Company continues to classify the remaining debt of $5.0 million as a liability subject to restructuring at December 31, 2002.

From the time that the Company utilized substantially all of its credit facility in August 1998, the Company’s cash flow has been constrained. As a result, the Company’s ability to meet obligations to its suppliers in a timely manner has been adversely affected, which in turn has adversely affected operations, particularly the manufacturing and distribution business in the U.S. However, with the debt restructuring, reductions in expenses, improved collections, improved inventory management, and the sale of certain assets, the Company expects to be able to meet all of its financial obligations and be able to focus on growing and improving profitability of its franchising and manufacturing businesses.  In the event that the Company is not able to meet its financial obligations, certain shareholders have pledged to provide funds for working capital.

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

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

Transclean Corporation et al. v. Ashland, Inc. et al., U. S. District Court, District of Minnesota, Civil No. 02-CV-1138-PAM/JGL, Filed July 8, 2002.

Transclean Corporation filed suit against PACI and several national chains and local auto repair stores alleging that the defendants use of automatic transmission fluid changing equipment manufactured by and purchased from T-Tech Industries infringed upon a patent owned by Transclean.  The complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and court costs.  PACI is defending the allegations in the lawsuit.

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Luminivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis denies the allegations and is defending the allegations in the lawsuit.

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

Gulshan Hirji, a stockholder of Paisa, Inc. (“Paisa”), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  On December 30, 2002, the Court sustained PACI’s demurrer to the complaint, with leave to amend.  The plaintiff has amended complaint, and PACI’s demurrer to the amended complaint is pending.

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

The following previously reported cases have been resolved by settlements:

Radiant Systems, Inc. v. Precision Tune Auto Care, Inc., American Arbitration Association, Case No.30-117-00178-2, Filed February 20, 2002.

On November 19, 2002, the parties settled the dispute with Precision Tune Auto Care, Inc. (“PTAC”) agreeing to pay $376,500 in installments payable through December 1, 2005 and a lump sum interest payment of $15,000 on January 1, 2006.  The installments payable portion of the settlement was recorded as a note payable and the interest portion will be expensed over the life of the note.

Bonneville Car Wash Systems, Inc. et al. v. Precision Auto Care, Inc. dba Precision and HydroSpray, Third Judicial District, District Court for Salt Lake County, Utah. Civil Case Number 99-090-6889, Filed July 8, 1999.

On November 22, 2002 the parties settled the lawsuit with HydroSpray paying $5,760 to the plaintiffs, and the plaintiffs dismissed the lawsuit.

Performance Concepts, Inc. and James Radcliffe v. Precision Tune Auto Care, Inc., Case No. 98-0071130 (03) Circuit Court, 17th Judicial Circuit, Broward County, Florida), Filed May 4, 1998.

On October 2, 2002, the parties settled the lawsuit with PTAC paying $325,000 to the plaintiffs (with the settlement funds being provided by a third party insurer) and the plaintiffs dismissed the lawsuit.

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

The Company does not believe that any of the above pending legal proceedings will result in material judgments against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  While any of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations, the Company believes that it has adequately reserved for any adverse judgments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a current board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity.  In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the current board member the following:

•                  2.5 million shares of the Company’s common stock.

•                  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants was subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company's authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003.  As a result, the Company recognized a gain of approximately $6.9 million from the exchange of debt with a carrying value of $12.6 million for common and preferred stock with a fair value of $5.7 million during the 2nd quarter of fiscal year 2003.  The remaining $2.8 million gain from the exchange of the remaining debt with a carrying value of $5.0 million for warrants with a fair value of $2.2 million was recognized in January 2003 when shareholder approval was granted to increase the Company's authorized shares of common stock.  As such, the Company continues to classify the remaining debt of $5.0 million as a liability subject to restructuring at December 31, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The information concerning defaults and the subsequent cure thereof with respect to the Company’s indebtedness contained in Note 7 to the Company’s financial statements and appearing at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 15, 2003.

The following proposals were adopted by the margins indicated:

1.                                       To amend the Company’s Articles of Incorporation to reduce the minimum number of directors from ten to five and to reduce the maximum number of directors from twenty to ten.

Number of Shares
For	15,101,580
Against	29,674
Abstain	17,597

2.                                       To amend the Company’s Articles of Incorporation to reduce the term of office for each director from three years to one year.

Number of Shares
For	13,212,866
Against	31,168
Abstain	17,597

3.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld
Woodley A. Allen	14,662,352	486,499
Louis M. Brown, Jr.	14,633,812	515,039
Bassam N. Ibrahim	14,662,352	486,499
Arthur C. Kellar	14,633,812	515,039
John D. Sanders, Ph.D	14,662,352	486,499

4.                                       To amend the Company’s Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 40,000,000.

Number of Shares
For	14,945,318
Against	187,533
Abstain	16,000

5.                                       To amend the 1999 Employee Stock Option and Restricted Stock Plan to increase the number of shares reserved for issuance from 1,600,000 shares of common stock to 2,600,000 shares of common stock.

Number of Shares
For	12,643,719
Against	598,309
Abstain	19,603

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1*                    Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated January 15, 2003 to increase the number of authorized shares, amend the required number of Board of Directors, and amend the terms of the Board of Directors.

99.1*              Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                             Filed herewith

(b)  Reports on Form 8-K

(i)                         On December 10, 2002, a Form 8-K was filed related to the settlement agreement reached with Radiant Systems, Inc. settling an arbitration proceeding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2003.

Precision Auto Care, Inc.

/s/ Louis M. Brown, Jr.
By:
Louis M. Brown, Jr. President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	President, Chief Executive	February 13, 2003
Louis M. Brown, Jr.	Officer and Director (Principal Executive Officer)

/s/ Robert R. Falconi	Executive Vice President and Chief	February 13, 2003
Robert R. Falconi	Operating Officer and Director (Principal Financial Accounting Officer)

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

Signature	Title	Date

/s/ Louis M. Brown, Jr.	President, Chief Executive	February 13, 2003
Louis M. Brown, Jr.	Officer and Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ Robert R. Falconi	Executive Vice President and Chief	February 13, 2003
Robert R. Falconi	Operating Officer and Director (Principal Financial Accounting Officer)