Form 10QSB
period 2003-03-31
PRECISION AUTO CARE INC
filed 2003-05-15
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 15,918,030 shares of Common Stock as of April 24, 2003.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$952,201	$1,029,643
Restricted cash in escrow	—	175,000
Accounts receivable, net of allowance of $779,904 and $2,371,314, respectively	672,096	1,587,820
Inventory, net of allowance of $0 and $410,000, respectively	70,491	837,366
Other assets	303,982	172,915
Assets of discontinued business held for sale	1,276,262
Total current assets	3,275,032	3,802,744

Property, plant and equipment, at cost	4,028,448	4,672,177
Less: Accumulated depreciation	(3,559,785)	(3,676,506)
	468,663	995,671
Assets of discontinued business held for sale	352,334
Goodwill, net of accumulated amortization of $15,864,825	8,711,744	8,711,744
Deposits and other	258,611	79,249

Total assets	$13,066,384	$13,589,408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,108,126	$5,442,544
Board LLC note	106,596	551,700
Other notes payable- current	166,233	342,007
Liabilities from discontinued operations	1,764,384	—
Deferred revenue	313,750	683,489
Total current liabilities	6,459,089	7,019,740

Credit facility with related party	—	10,944,532
Subordinated debt	—	3,586,960
Board LLC note	520,186	253,707
Other notes payable- non-current	245,192	95,158
Accrued interest on related party debt	—	2,528,913
Deferred revenue and other	286,875	517,500
Total liabilities	7,511,342	24,946,510

Commitments and contingencies	—	—

Redeemable preferred stock	5,180,000	—

Stockholders’ equity (deficit):
Common stock, $.01 par value; 39,000,000 and 19,000,000 shares authorized; 15,918,030 and 13,318,030 shares issued and outstanding	159,180	133,180
Additional paid-in capital	52,124,021	49,327,613
Accumulated deficit	(51,908,159)	(60,817,895)
Total stockholders’ equity (deficit)	375,042	(11,357,102)
Total liabilities and stockholders’ equity (deficit)	$13,066,384	$13,589,408

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues:
Franchise development	$52,925	$51,465
Royalties	2,399,828	2,459,063
Distribution	182,958	167,383
Company centers	—	315,115
Other	125,739	151,787

Total revenues	2,761,450	3,144,813

Direct cost:
Royalties	1,509,254	2,216,037
Distribution	141,699	134,902

Total direct costs	1,650,953	2,350,939

Contribution (exclusive of amortization shown separately below)	1,110,497	793,874

General and administrative expense	915,175	1,258,803
Depreciation expense	101,996	162,987
Amortization of goodwill	—	340,950
Other operating expense	543	—

Operating income (loss)	92,783	(968,866)
Gain on debt restructuring	2,804,162	—
Interest expense	(23,497)	(551,666)
Other income (expense)	186	(63,541)

Total other income (expense)	2,780,851	(615,207)

Income (loss) before income tax expense	2,873,634	(1,584,073)
Provision for income taxes	—	—
Income (loss) from continuing operations	2,873,634	(1,584,073)

Discontinued operations:
Loss from discontinued operations	(278,088)	(838,278)
Gain on disposal	143,640	—

Net income (loss)	2,739,186	(2,422,351)
Preferred stock dividends	17,267	—
Net income (loss) applicable to common shareholders	$2,721,919	$(2,422,351)

Income (loss) from continued operations per common share- Basic and Diluted	$0.18	$(0.15)
Loss from discontinued operations per common share- Basic and Diluted	(0.01)	(0.08)
Net income (loss) applicable to common stock per common share- Basic and Diluted	$0.17	$(0.23)
Weighted average common shares outstanding—Basic	15,901,363	10,724,308
Weighted average common shares outstanding—Diluted	15,915,209	10,724,308

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues:
Franchise development	$255,441	$163,712
Royalties	7,663,659	8,069,748
Distribution	445,030	653,478
Company centers	73,763	1,144,424
Other	399,728	294,143

Total revenues	8,837,621	10,325,505

Direct cost:
Royalties	5,017,214	7,092,124
Distribution	328,651	556,492

Total direct costs	5,345,865	7,648,616

Contribution (exclusive of amortization shown separately below)	3,491,756	2,676,889

General and administrative expense	2,967,138	3,755,358
Depreciation expense	304,802	530,528
Amortization of goodwill	—	1,022,850
Other operating expense	5,669	—
Impairment charges	—	2,096,644

Operating income (loss)	214,147	(4,728,491)
Gain on debt restructuring	9,746,100	—
Interest expense	(727,887)	(1,612,278)
Other income	11,663	(61,378)

Total other income (expense)	9,029,876	(1,673,656)

Income (loss) before income tax expense	9,244,023	(6,402,147)
Provision for income taxes	—	—
Income (loss) from continuing operations	9,244,023	(6,402,147)

Discontinued operations:
Loss from discontinued operations	(460,660)	(1,169,564)
Gain on disposal	143,640	—

Net income (loss)	8,927,003	(7,571,711)
Preferred stock dividends	17,267	—
Net income (loss) applicable to common shareholders	$8,909,736	$(7,571,711)

Income (loss) from continued operations per common share- Basic and Diluted	$0.63	$(0.61)
Loss from discontinued operations per common share- Basic and Diluted	(0.03)	(0.11)
Net income (loss) applicable to common stock per common share- Basic and Diluted	$0.60	$(0.72)
Weighted average common shares outstanding—Basic	14,737,444	10,486,671
Weighted average common shares outstanding—Diluted	14,748,244	10,486,671

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Operating activities:
Net income (loss)	$8,909,736	$(7,571,711)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	304,802	1,640,379
Amortization of debt discount	19,391	153,148
Gain on debt restructuring	(9,746,100)	—
Gain on sale of business	(143,640)	—
Loss from discontinued operations	460,660	1,169,564
Stock issued for compensation	28,000	132,250
Charge for impairment of capitalized software	—	202,909
Charge for impairment of goodwill	—	1,893,735
Services received in exchange for stock	—	48,127
Changes in assets and liabilities from continuing operations:
Accounts receivable	117,062	(166,608)
Inventory	(79,080)	277,643
Prepaid expenses, deposits and other	(374,705)	122,053
Assets held for sale	—	704,417
Accounts payable and accrued liabilities	(380,348)	395,162
Deferred revenue and other	(236,071)	673,834
Net assets of discontinued operations	1,016,681	(2,316,175)

Net cash used in operating activities	(103,612)	(2,641,273)
Investing activities:
Purchases of property and equipment	(24,761)	(178,466)
Proceeds from sale of Mexican subsidiary	175,000	2,410,305
Proceeds from sale of assets	301,884	787,122

Net cash provided by investing activities	452,123	3,018,961
Financing activities:
Proceeds from exercise of warrants	—	275,000
Proceeds from note payable	—	384,912
Repayments of subordinated debt	(178,625)	(615,910)
Repayment of notes payable	(247,328)	(283,726)

Net cash used in financing activities	(425,953)	(239,724)

Net change in cash and cash equivalents	(77,442)	137,964
Cash and cash equivalents at beginning of year	1,029,643	344,458

Cash and cash equivalents at end of period	$952,201	$482,422

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$17,720,508	$—
Fair value of common, preferred stock, and warrants issued in exchange for cancellation of debt	$7,974,408	$—
Property and equipment acquired under capital lease	$25,992	$—

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

Goodwill and Intangible Assets

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

In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit.  This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.  This income approach based valuation considered the nature of the reporting unit’s business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity.  Based on this valuation, the $9.5 million fair value of this reporting unit is in excess of its carrying value of $5.7 million.  Since the fair value of this reporting unit is greater than its carrying value, the goodwill of this reporting unit is not deemed to be impaired.

Segment Reporting

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, in the quarter ended September 30, 2001.  As a result, the Company evaluated its operations along two business lines: Automotive Care Franchising and Manufacturing and Distribution. In April 2003, the Manufacturing and Distribution segment was disposed of as a result of the Company’s decision to discontinue the operations of this business (see Note 4).  The Company no longer evaluates its operations along the previously mentioned business lines.

Stock Options

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

Management has elected to continue to account for the Company’s stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123 and SFAS No. 148. Accordingly, because the fair market value on the date of grant was equal to the exercise price, the Company did not recognize any compensation cost. Had compensation cost for these plans been determined based on the fair value at the grant dates during the nine months ending March 31, 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would have been as follows:

	Nine Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) applicable to common shareholders	$8,909,736	$(7,571,711)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*, net of related tax effects	(66,429)	(143,407)
Pro forma net income (loss)	$8,843,307	$(7,715,118)
Earnings per share:
Basic and diluted- as reported	$0.60	$(0.72)
Basic and diluted- pro forma	$0.60	$(0.74)
Weighted average shares:
Weighted average common shares outstanding—Basic	14,737,444	10,486,671
Weighted average common shares outstanding—Diluted	14,748,244	10,486,671

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Note 3 - New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002.  As a result of the adoption of this standard, the $9.7 million gain from the Company’s debt to equity conversion (see Note 9) was recorded in other income in the accompanying financial statements as opposed to being reflected as an extraordinary item.

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

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing, but at this point does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

Note 4 – Discontinued Operations

The Company disposed of its manufacturing and distribution operating segment as a result of the sale of substantially all of the assets of Worldwide Drying Systems (Worldwide) and Hydro Spray Car Wash Equipment Co. (Hydro Spray) in March 2003 and April 2003, respectively.  The sale of Worldwide for $300,000 in cash included inventory and manufacturing equipment with a carrying value of $93,000.  The resulting gain of $144,000, which included $63,000 in selling expenses associated with this sale, was recognized in March 2003.  Substantially all of the assets of Hydro Spray were sold in April 2003 for $900,000 to a group led by Ernest Malas, a former director and consultant of the Company’s manufacturing division.  The Company received $450,000 in cash and a note for $450,000, payable to the Company in 75 monthly payments of $6,000. The Company will record a gain as a result of this transaction in the fourth quarter of fiscal year 2003.

The following assets and liabilities associated with Hydro Spray are classified as held for sale at March 31, 2003:

March 31, 2003
Assets of discontinued business held for sale:
Accounts receivable, net	$411,552
Inventory	787,710
Property, plant and equipment, net	184,264
Other	168,070
Total assets of discontinued business held for sale	$1,551,596

Liabilities of discontinued business held for sale:
Accounts payable and accrued liabilities	$860,637
Deferred revenue	686,832
Total liabilities of discontinued business held for sale	$1,547,469

As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities.  These assets and liabilities are included in the assets and liabilities from discontinued operations at March 31, 2003:

March 31, 2003
Assets of discontinued operations:
Accounts receivable, net	$77,000
Total assets of discontinued operations	$77,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$172,902
Note payable	24,998
Other	19,015
Total liabilities of discontinued operations	$216,915

The following amounts related to Worldwide and Hydro Spray have been segregated from continuing operations and reflected as discontinued operations for the nine months ended March 31, 2003 and March 31, 2002:

	Nine Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Revenues	$3,714,810	$5,038,755

Expenses:
Direct costs	3,003,414	4,650,254
General and administrative expense	1,089,748	1,472,850
Depreciation expense	64,060	87,001
Other expense (income)	18,248	(1,786)

Loss from discontinued operations	(460,660)	(1,169,564)
Gain on sale of discontinued business	143,640	—
Net loss from discontinued operations	$(317,020)	$(1,169,564)

Note 5 - Net Income (Loss) Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The weighted average number of shares outstanding related to stock options at March 31, 2003 and 2002 was 1,859,200 and 1,518,633, respectively.  Only stock options with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Numerator:
Income (loss) from continuing operations	$2,873,634	$(1,584,073)	$9,244,023	$(6,402,147)
Loss from discontinued operations	(134,448)	(838,278)	(317,020)	(1,169,564)
Net income (loss) applicable to common shareholders	$2,721,919	$(2,422,351)	$8,909,736	$(7,571,711)
Denominator:
Denominator for basic EPS weighted- average-shares	15,901,363	10,724,308	14,737,444	10,486,671
Common stock equivalent- stock options	13,846	—	10,800	—
Denominator for diluted EPS weighted- average-shares	15,915,209	10,724,308	14,748,244	10,486,671
Basic and diluted income (loss) from continued operations per share	$0.18	$(0.15)	$0.63	$(0.61)
Basic and diluted loss from discontinued operations per share	(0.01)	(0.08)	(0.03)	(0.11)
Basic and diluted income (loss) applicable to common shareholders per share	$0.17	$(0.23)	$0.60	$(0.72)

Note 6 - Cash Held in Escrow

In October 2002, the Company received $175,000 previously held in escrow from the sale of its Mexican subsidiary in January 2002.

Note 7 - Inventory

The components of inventory are as follows:

	March 31, 2003	June 30, 2002
Raw materials.	$—	$822,613
Work-in-process.	—	183,499
Finished goods.	70,491	241,254
Reserve for obsolete and unsaleable inventory	—	(410,000)
	$70,491	$837,366

Note 8 - Debt

During fiscal year 2001, the Company was successful in obtaining a new source of financing.  The term of this debenture with

Precision Funding LLC had been extended to September 30, 2003. Precision Funding LLC had also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, L.L.C., assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company.  In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.  On October 30, 2002, the pledge was cancelled as a result of the agreement reached on October 30, 2002 (see Note 9).

In addition to the credit facility with Precision Funding LLC, the Company had two outstanding subordinated debenture agreements. Under the terms of each subordinated debenture, payments of principal and interest on certain of the subordinated debt may have only been made by the Company if the Company had made all required payments to Precision Funding or was otherwise not in default under that credit facility.

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

The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company’s board of directors.  $1.4 million of the original principal amount had been repaid.  Originally due May 25, 1999, the term of this subordinated debenture had been extended to September 30, 2003. The holder had also waived all debt covenants through September 30, 2003.  This debenture and related accrued interest was converted to equity as a result of the agreement reached on October 30, 2002 (see Note 9).

Note 9 – Debt Restructuring

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

•                  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.  In May 2003, a cumulative preferential cash dividend of approximately $17,000 for the two months ended March 31, 2003 was paid upon the declaration and approval of the Board of Directors in April 2003.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants was subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003.  As a result, the Company recognized a gain of approximately $6.9 million from the exchange of debt with a carrying value of $12.6 million for common and preferred stock with a fair value of $5.7 million during the 2nd quarter of fiscal year 2003.  The remaining $2.8 million gain from the exchange of warrants valued at $2.2 million for the remaining debt with a carrying value of $5.0 million was recognized in January 2003 when shareholder approval was granted to increase the Company’s authorized shares of common stock.

Note 10 – Contingencies

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

Praxis Afinaciones, S.A. de C.V., an indirect wholly owned subsidiary of PACI, is subject to a suit filed by one of its vendors seeking payment of 766,000 Mexican Pesos (approximately $77,000), plus interest at the rate of 5% per month, for services under a contract.  Praxis denies the allegations and intends to vigorously defend the allegations in the lawsuit.

A stockholder of Paisa, Inc. (“Paisa”) filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  On December 30, 2002, the Court sustained PACI’s demurrer to the complaint, with leave to amend.  The plaintiff amended the complaint, and PACI’s demurrer to the amended complaint was overruled on or about April 21, 2003.  PACI’s answer is due to be filed within 20 days.  In a separate action, PACI is seeking judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys’ fees.

Super Wash Inc. alleges that it is the owner of a federal trademark "Super Wash", that a customer of Hydro Spray Car Wash Equipment Co., Ltd. infringed that mark through the use of the name "superwashfix" and that the customer was acting on behalf of Hydro Spray Car Wash Equipment Co., Ltd. Hydro Spray denies that the customer was acting on its behalf, denies that it has committed any of the alleged violations and denies that the plaintiff had been damaged.  The plaintiff seeks injunctive relief, an unspecified amount of monetary damages, costs and reasonable attorneys’ fees.

The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchise and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations.

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

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Summary (in thousands)

	Three Months Ended March 31,
	2003	%	2002	%
Automotive care franchising revenue	$2,452	89	$2,511	80
Distribution revenue	183	7	167	5
Other	126	4	467	15
Total revenues	$2,761	100%	$3,145	100%
Automotive care franchising direct cost	1,458	53	1,397	44
Distribution direct cost	142	5	135	5
Other	51	2	819	26
Total direct cost	1,651	60	2,351	75
General and administrative	915	33	1,259	40
Depreciation expense	102	4	163	5
Amortization of franchise rights & goodwill	—	0	341	11
Impairment charges	—	0	—	0
Other operating expense	1	0	—	0
Operating income (loss)	92	3	(969)	(31)
Gain on debt restructuring	2,804	102	—	0
Other	(23)	(1)	(615)	(20)
Loss from discontinued operations	(134)	(5)	(838)	(26)
Net income (loss)	2,739	99	(2,422)	(77)
Preferred stock dividends	17	—	—	—
Net income applicable to common shareholders	$2,722	99%	$(2,422)	(77)%

Revenue. Total revenues for the three months ended March 31, 2003 was $2.7 million, a decrease of approximately $384,000, or 12%, compared with total revenues of $3.1 million for the three months ended March 31, 2002.

Automotive care franchising revenue for the three months ended March 31, 2003 was $2.4 million, a decrease of approximately $59,000, or 2%, compared with automotive care revenue of $2.5 million for the three months ended March 31, 2002.

Distribution revenue for the three months ended March 31, 2003 was $183,000, an increase of approximately $16,000, or 10%, compared with distribution revenues of $167,000 for the three months ended March 31, 2002.

Other revenue for the three months ended March 31, 2003 was $126,000, a decrease of approximately $341,000, or 73%, compared to $467,000 for the three months ended March 31, 2002.  This decrease was due primarily to the sale of its company operated stores in Mexico.

Direct Cost. Total direct costs for the three months ended March 31, 2003 totaled $1.6 million, a decrease of $700,000 or 30%, compared with $2.3 million for the three months ended March 31, 2002.

Automotive care franchising direct costs for the three months ended March 31, 2003 totaled $1.5 million, an increase of $61,000 or 4%, compared with $1.4 million for the three months ended March 31, 2002.

Distribution direct costs for the three months ended March 31, 2003 totaled $142,000, an increase of $7,000 or 5%, compared with $135,000 for the three months ended March 31, 2002.

Other direct costs for the three months ended March 31, 2003 totaled $51,000, a decrease of $768,000 or 94%, compared with $819,000 for the three months ended March 31, 2002.  This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense.  General and administrative expense was $915,000 for the three months ended March 31, 2003, a decrease of $344,000 or 27%, compared with $1.3 million for the three months ended March 31, 2002.  In the three months ended March 31, 2002, the company incurred legal and accounting costs associated with the sale of the Company’s Mexican subsidiary.  There were no such costs incurred in the three months ended March 31, 2003.  Furthermore, management initiated several cost reductions in the general and administrative costs of the Company for the three months ended March 31, 2003.  These cost reduction initiatives are expected to further reduce the Company’s general and administrative costs in future periods.

Amortization of Goodwill.  The Company adopted SFAS 142 on July 1, 2002, the beginning of the new fiscal year. Accordingly, the Company did not recognize any amortization expense for the three months ended March 31, 2003. The Company recognized $341,000 of amortization expenses for the three months ended March 31, 2002.

Operating Income (Loss) From Continuing Operations.  The Company recorded operating income for the three months ended March 31, 2003 of $92,000 compared with an operating loss of $969,000 for the three months ended March 31, 2002.  The reduction in operating loss is attributed to the fact that there was no goodwill amortization in the current period and the cost reduction initiatives implemented by management.

Gain on Debt Restructuring.  The Company recognized a $2.8 million gain from a debt to equity conversion in the three months ended March 31, 2003 (see Item 1 - Note 9).  The Company recognized a gain from this debt to equity conversion relating to the issuance of warrants in January 2003 upon shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.

Other Expense.  The Company recorded Other Expense, primarily interest expense, of $23,000 for the three months ended March 31, 2003, which represents a decrease in Other Expense of approximately $592,000 or 96% compared to the Other Expense for the three months ended March 31, 2002 when other expenses were $615,000.  This was primarily the result of the reduction in interest expense for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 from the Company’s debt to equity conversion (see Item 1 - Note 9).

Loss From Discontinued Operations.  The Company recorded a loss from discontinued operations for the three months ended March 31, 2003 of $134,000 compared with a loss from discontinued operations of $838,000 for the three months ended March 31, 2002 due to the planned disposal of its manufacturing operations (see Item 1- Note 4).

Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $2.7 million, or $0.17 per share, for the three months ended March 31, 2003. This represents an increase of $5.1 million or 212% compared to the Net Loss Applicable to Common Shareholders of $2.4 million, or ($0.23) per share, for the three months ended March 31, 2002.

Comparison of the nine months ended March 31, 2003 to the nine months ended March 31, 2002

Summary (in thousands)

	Nine Months Ended March 31,
	2003	%	2002	%
Automotive care franchising revenue	$7,919	90	$8,233	80
Distribution revenue	445	5	653	6
Other	473	5	1,439	14
Total revenues	$8,837	100%	$10,325	100%
Automotive care franchising direct cost	4,773	54	5,492	53
Distribution direct cost	329	4	556	5
Other	244	3	1,600	15
Total direct cost	5,346	60	7,648	73
General and administrative	2,966	34	3,755	36
Depreciation expense	305	3	531	5
Amortization of franchise rights & goodwill	—	0	1,023	11
Impairment charges	—	0	2,096	21
Other operating expense	6	0	—	0
Operating income (loss)	214	3	(4,728)	(46)
Gain on debt restructuring	9,746	110	—	0
Other	(716)	(8)	(1,674)	(16)
Loss from discontinued operations	(317)	(4)	(1,170)	(11)
Net income (loss)	8,927	101	(7,572)	(73)
Preferred stock dividends	17	—	—	—
Net income (loss) applicable to common shareholders	$8,910	101%	$(7,572)	(73)%

Revenue. Total revenues for the nine months ended March 31, 2003 was $8.8 million, a decrease of approximately $1.5 million, or 14%, compared with total revenues of $10.3 million for the nine months ended March 31, 2002.

Automotive care franchising revenue for the nine months ended March 31, 2003 was $7.9 million, a decrease of approximately $314,000, or 4%, compared with automotive care revenues of $8.2 million for the nine months ended March 31, 2002.  This decrease was the result of a decrease in royalty revenues of $406,000 offset by an increase in franchise development revenues of $92,000.  Franchise development revenues were higher for the nine months ended March 31, 2003 because the Company sold more domestic and international franchise licenses than it did in the nine months ended March 31, 2002.  The decrease in royalty revenues was the result of a decrease in international royalties of $879,000.  The decrease in international royalties was the direct result of the Company’s sale of its franchise operations in Mexico in January of 2002.  This was offset by an increase in domestic royalties of $473,000.

Distribution revenue for the nine months ended March 31, 2003 was $445,000, a decrease of approximately $208,000, or 32%, compared with distribution revenues of $653,000 for the nine months ended March 31, 2002. The decrease in distribution sales was primarily the result of the sale of the Mexican subsidiary in January 2002.

Other revenue for the nine months ended March 31, 2003 was $473,000, a decrease of approximately $966,000, or 67%, compared to $1.4 million for the nine months ended March 31, 2002.  This decrease was due primarily to the sale of its company operated stores in Mexico.

Direct Cost. Total direct costs for the nine months ended March 31, 2003 totaled $5.3 million, a decrease of $2.3 million or 30%, compared with $7.6 million for the nine months ended March 31, 2002.

Automotive care franchising direct costs for the nine months ended March 31, 2003 totaled $4.8 million, a decrease of $719,000 or 13%, compared with $5.5 million for the nine months ended March 31, 2002.  This decrease was primarily the result of the Company’s sale of its franchise operations in Mexico in January of 2002.

Distribution direct costs for the nine months ended March 31, 2003 totaled $329,000, a decrease of $227,000 or 41%, compared with $556,000 for the nine months ended March 31, 2002.  This decrease is consistent with lower distribution revenues.

Other direct costs for the nine months ended March 31, 2003 totaled $244,000, a decrease of $1.4 million or 85%, compared with $1.6 million for the nine months ended March 31, 2002.  This decrease was due primarily to the sale its company operated stores in Mexico.

General and Administrative Expense. General and administrative expense was $2.9 million for the nine months ended March 31, 2003, a decrease of $789,000 or 21%, compared with $3.8 million for the nine months ended March 31, 2002.  In the nine months ended March 31, 2002, the company incurred legal and accounting costs associated with the sale of the Company’s Mexican subsidiary.  There were no such costs incurred in the nine months ended March 31, 2003.  Furthermore, management initiated several cost reductions in the general and administrative costs of the Company for the nine months ended March 31, 2003.  These cost reduction initiatives are expected to further reduce the Company’s general and administrative costs in future periods.

Amortization of Goodwill.  The Company adopted SFAS 142 on July 1, 2002, the beginning of the new fiscal year. Accordingly, the Company did not recognize any amortization expense for the nine months ended March 31, 2003. The Company recognized $1.0 million of amortization expenses for the nine months ended March 31, 2002.

Impairment Charges.  The Company recognized a $2.1 million impairment charge to reduce the amount of goodwill attributed to the company’s Mexican subsidiary in the nine months ended March 31, 2002.  No similar charges were incurred in the nine months ended March 31, 2003.

Operating Income (Loss) From Continuing Operations.  The Company recorded operating income for the nine months ended March 31, 2003 of $214,000 compared with an operating loss of $4.7 million for the nine months ended March 31, 2002.  The reduction in operating loss is attributed to the fact that there were no impairment charges or goodwill amortization in the current period and the cost reduction initiatives implemented by management.

Gain on Debt Restructuring.  The Company recognized a $9.7 million gain from a debt to equity conversion in the nine months ended March 31, 2003 (see Item 1 - Note 9).

Other Expense.  The Company recorded Other Expense, primarily interest expense, of $716,000 for the nine months ended March 31, 2003, which represents a decrease in Other Expense of approximately $958,000 or 57% compared to the Other Expense for the nine months ended March 31, 2002 when other expenses were $1.7 million.  This was primarily the result of the reduction in interest expense as a result of the Company’s debt restructuring (see Item 1 - Note 9).

Loss From Discontinued Operations.  The Company recorded a loss from discontinued operations for the nine months ended March 31, 2003 of $317,000 compared with a loss from discontinued operations of $1.2 million for the nine months ended March 31, 2002 relating to the planned disposal of its manufacturing operations (see Item 1- Note 4).

Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $8.9 million, or $0.60 per share, for the nine months ended March 31, 2003. This represents an increase of $16.5 million or 218% compared to the Net Loss Applicable to Common Shareholders of $7.6 million, or ($0.72) per share, for the nine months ended March 31, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at March 31, 2003 was $952,000.  This was decrease of $77,000 from June 30, 2002.  During the period, cash used in operations was $103,000.  The Company expects to be able to meet all of its operating obligations by reductions in operating expenses and improved receivable collections.  In the event that the Company has difficulty in meeting obligations, the Company expects that they will be able to borrow money from certain shareholders and/or officers on a short-term basis, although absolute assurance cannot be given that it would be successful in doing so.

Cash provided by investing activities for the nine months ended March 31, 2003 was $452,000 resulting primarily from the sale of assets in the Company’s manufacturing operations.

Cash used in financing activities for the nine months ended March 31, 2003 was $426,000. Cash used in financing activities during the period consisted of repayments of the subordinated debt and other notes payable.

Debt Transactions

During fiscal year 2001, the Company was successful in obtaining a new source of financing.  The term of this debenture with Precision Funding LLC had been extended to September 30, 2003. Precision Funding LLC had also waived all debt covenants through September 30, 2003.

On October 26, 2001, Precision Funding, L.L.C., assigned its interest in the Company’s trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company.  In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000.  On October 30, 2002, the pledge was cancelled as a result of the agreement reached on October 30, 2002 (see below).

In addition to the credit facility with Precision Funding LLC, the Company had two outstanding subordinated debenture agreements. Under the terms of each subordinated debenture, payments of principal and interest on certain of the subordinated debt may have only been made by the Company if the Company had made all required payments to Precision Funding or was otherwise not in default under that credit facility.

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

The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with one member of the Company’s board of directors.  $1.4 million of the original principal amount had been repaid.  Originally due May 25, 1999, the term of this subordinated debenture had been extended to September 30, 2003. The holder had also waived all debt covenants through September 30, 2003.

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

•                  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. In May 2003, a cumulative preferential cash dividend of approximately $17,000 for the two months ended March 31, 2003 was paid upon the declaration and approval of the Board of Directors in April 2003.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share.

Issuance of the warrants was subject to shareholder approval of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003.  As a result, the Company recognized a gain of approximately $6.9 million from the exchange of debt with a carrying value of $12.6 million for common and preferred stock with a fair value of $5.7 million during the 2nd quarter of fiscal year 2003.  The remaining $2.8 million gain from the exchange of warrants valued at $2.2 million for the remaining debt with a carrying value of $5.0 million was recognized in January 2003 when shareholder approval was granted to increase the Company’s authorized shares of common stock.

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

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

Transclean Corporation et al. v. Ashland, Inc. et al., U. S. District Court, District of Minnesota, Civil No. 02-CV-1138-PAM/JGL, Filed July 8, 2002.

Transclean Corporation filed suit against PACI and several national chains and local auto repair stores alleging that the defendants’ use of automatic transmission fluid changing equipment manufactured by and purchased from T-Tech Industries infringed upon a patent owned by Transclean.  The complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and court costs.  PACI denies the allegations and is defending the allegations in the lawsuit.

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

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

Gulshan Hirji, a stockholder of Paisa, Inc. (“Paisa”), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent and representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  On December 30, 2002, the Court sustained PACI’s demurrer to the complaint, with leave to amend.  The plaintiff amended the complaint, and PACI’s demurrer to the amended complaint was overruled on or about April 21, 2003.  PACI’s answer is due to be filed within 20 days.  In a separate action, PACI is seeking judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys’ fees.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million.  The subsidiary is currently inactive and has no assets.  As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.  Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with PACI’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

Super Wash Inc. v. Mike Judge, an individual, d/b/a Super Wash fix, d/b/a Wash Pro LLC and Hydro Spray, Case No. 02-CV-1180, filed in the United States District Court for the Central District of Illionois.

The plaintiff alleges that it is the owner of a federal trademark "Super Wash", that the defendant Judge has infringed that mark through the use of the name "superwashfix" and that Judge was acting on behalf of the Company's subsidiary, Hydro Spray Car Wash Equipment Co., Ltd. ("Hydro Spray").  In addition to trademark infringement (both statutory and common law), the plaintiff has alleged violations of the Lanham Act, the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, Tortious Interference and Cyberpiracy based on alleged use of the term "superwashfix" by Judge.  The plaintiff seeks injunctive relief, along with an unspecified amount of monetary damages, costs and reasonable attorneys' fees.  Hydrospray denies that Judge was acting on its behalf, denies that it has committed any of the alleged violations and denies that the plaintiff has been damaged.  Discovery has been initiated but not completed.  The case is presently set for trial beginning December 18, 2003.  The defendant Judge has admitted limited use of the term "superwashfix" but claims he made no sales in connection therewith and claims to have immediately ceased all use of the term on demand from the plaintiff.

The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchise and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in case of defaults and terminations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The information concerning defaults and the subsequent cure thereof with respect to the Company’s indebtedness contained in Note 8 to the Company’s financial statements and appearing at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1*              Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                   Filed herewith

(b)  Reports on Form 8-K

(i)                               On May 1, 2003, a Form 8-K was filed related to Precision Auto Care, Inc.’s sale of substantially all of the assets of its Hydro Spray Car Wash Equipment Co., Ltd. subsidiary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.
Louis M. Brown, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	President, Chief Executive	May 15, 2003
Louis M. Brown, Jr.	Officer and Director (Principal Executive Officer)

/s/ Robert R. Falconi	Executive Vice President and Chief	May 15, 2003
Robert R. Falconi	Operating Officer and Director (Principal Financial Accounting Officer)

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

Signature	Title	Date

/s/ Louis M. Brown, Jr.	President, Chief Executive	May 15, 2003
Officer and Director
Louis M. Brown, Jr.	(Principal Executive Officer)

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

Signature	Title	Date

/s/ Robert R. Falconi	Executive Vice President and Chief	May 15, 2003
Operating Officer and Director (Principal
Robert R. Falconi	Financial Accounting Officer)