Form 10KSB
period 2003-06-30
PRECISION AUTO CARE INC
filed 2003-09-29
CIK 1038541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29478

PRECISION AUTO CARE, INC.
(Name of small business issuer in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1847851 (I.R.S. Employer Identification Number)
748 Miller Drive, S.E., Leesburg, Virginia 20175 (Address of principal executive offices) (Zip Code)
703-777-9095 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for its most recent fiscal year were: $11,936,884.

        The aggregate market value of Common Stock held by persons not "affiliated" with the issuer at September 4, 2003 was $3,404,549 based on the closing price of $0.75 per share. As of September 4, 2003, 16,558,833 of Common Stock were issued and outstanding.

        Transitional Small Business Disclosure Format: ☐ Yes    ☒ No

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Corporation's fiscal year, are incorporated by reference under Part III.

FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.'s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business—Risk Factors," general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I

Item 1. Business

OVERVIEW

        Precision Auto Care, Inc. ("PACI" or the "Company") is a franchisor of automotive service centers located in the United States and in certain foreign countries. At June 30, 2003, the Company had 32 employees. Through its franchised centers, services are provided to automobile owners and focus on those high frequency items required on a periodic basis to maintain the vehicle properly.

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

        The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico. The Company's Mexican assets were sold in January 2002. In March and April 2003, the Company disposed of its manufacturing operations. See Notes to Financial Statements for financial information regarding the disposal of the Company's Manufacturing and Distribution business segment.

        The Company has one remaining business segment, Automotive Care Franchising. The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care ("PTAC") and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

  •
  Through its franchisees, PTAC provides automotive maintenance services, such as engine performance, oil change and lubrication and brake services, which require relatively short service times. At June 30, 2003, these services were provided at 428 Precision Tune Auto Care centers owned and operated by franchisees.

  •
  Precision Lube Express franchisees and licensees provide convenient fast oil change and lube services. At June 30, 2003, there were 7 Precision Lube Express centers owned and operated by franchisees and licensees. In the future, the Company will not be selling Precision Lube Express franchises. However, the Company intends to grow this part of the business through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

OPERATIONS

Precision Tune Auto Care

        Precision Tune Auto Care is a franchisor of automotive service centers that provide specialized quality maintenance services that require relatively short service times. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

        Prototype Center.    The current prototype Precision Tune Auto Care center is a free-standing building with six to eight service bays, of which two to four are drive-through and include pits to facilitate fast oil change and lubrication services. Franchisees typically develop Precision Tune Auto Care centers either by entering into a build-to-suit lease, under which the landlord constructs the center and leases it to the franchisee, or by purchasing land and building the facility. The Company typically seeks sites in commercial areas with a minimum population of 50,000 people within a five mile radius and 24-hour drive-by traffic of at least 20,000 cars. Exclusive of real estate, the estimated capital required to open a prototype Precision Tune Auto Care center ranges from $137,700 to $208,100.

        Retail Marketing.    Precision Tune Auto Care's marketing objectives at the retail level are to increase franchisee sales, enhance first-time customers' experiences, and bolster each franchisee's customer retention efforts. To further these objectives, Precision Tune Auto Care has developed and implemented a marketing plan containing programs and materials for use by Precision Tune Auto Care centers. The plan includes targeted marketing programs designed to reach key market segments, in-store merchandising materials designed to enhance retail sales and first time customer trials, and other local marketing materials (e.g., second car discounts, service reminder cards, and ATM receipt coupons) designed to generate customers and improve customer retention.

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

        Franchise Marketing.    The Company (through a predecessor company) has marketed franchises for Precision Tune Auto Care centers since 1977. Its franchise sales process includes advertising in appropriate franchise and business publications, establishing relationships and working with sales brokers, conducting franchise sales seminars, maintaining a home page on the Internet through which interested parties may submit a franchise inquiry, and advertising on several franchise sales orientated web sites. Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screening to determine whether a prospect is qualified. The Company seeks individuals with management experience who will commit full time to the operation of their franchise and who have a minimum of $70,000 and $200,000 in liquid assets and net worth, respectively.

        Precision Tune Auto Care's area development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area development agreements that grant area developers the right and obligation to develop franchises on Precision Tune Auto Care's behalf within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs most of Precision Tune Auto Care's franchise obligations. As of June 30, 2003, 21 area developers and their affiliates had an ownership interest in approximately 30% of the total number of Precision Tune Auto Care centers.

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

Precision Lube Express

        Precision Lube Express franchisees and licensees provide convenient fast oil change and lube services. In the future, the Company will not be selling Precision Lube Express franchises. However, the Company intends to grow this part of the business primarily through its co-branding relationship with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., and potential co-branding relationships with other petroleum retailers.

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

FRANCHISING ACTIVITIES

        Precision Tune Auto Care.    As of June 30, 2003, all of Precision Tune Auto Care domestic and international centers were owned and managed by franchisees. Precision Tune Auto Care's franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care's franchise program has evolved. Royalty rates in existing franchise arrangements range from 6% to 7.5%. Currently, Precision Tune Auto Care's standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend up to 9% of weekly gross receipts on advertising, up to 1.5% of which is currently paid into the national advertising fund and up to 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

        The Company has implemented a program under which qualified franchisees are eligible to have their royalty rate reduced to 6% if they satisfy certain criteria. Under the program, franchisees are also provided with an incentive to purchase additional Precision Tune Auto Care franchises. Any franchisee that has owned and operated a center for at least one year in accordance with this program will be charged an initial franchise fee of $15,000 for a second franchise and $10,000 for each additional franchise purchased, provided certain conditions are met.

        Under its current form of franchise agreement, the Company has a continuing obligation to provide technical and administrative support, supervisory services, centralized marketing support, and training and related support to its franchisees. In certain regions, the Company has delegated these duties to area developers under its area developer system.

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

        The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Indonesia, United Arab Emirates, the Bahamas, Jamaica, the Dominican Republic, Peru, Brazil, El Salvador, Ecuador, Guatemala, Honduras, Saudi Arabia and Portugal. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

CO-BRANDING

        On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty's dealers with the opportunity to host a Precision Tune Auto Care franchise or Precision Lube Express franchise. This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts. At June 30, 2003, there were eight Getty stores that were hosting Precision Tune Auto Care centers and one Getty store that was hosting a Precision Lube Express center.

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

COMPETITION

        The Company's franchisees and licensees encounter competition in all aspects of their business, including the sale by Precision Tune Auto Care and Precision Lube Express centers of automotive maintenance and repair services and fast oil and lubrication services. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care's principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care's market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Firestone and Penske, among others. Its regional competitors include All Tune and Lube (East Coast), Econo Lube N' Tune (West Coast), Tunex International, Inc. (Rocky Mountain region), Tune-Up Masters and Speedee Oil Change and Tune-Up (Southern region), among others. The Company believes that the greater technical complexity of today's vehicles provides a substantial barrier to entry for competitors in the "under-the-hood" segment of the automotive care services industry.

        Precision Lube Express franchisees and licensees also compete in the service segment of the automotive aftermarket industry. This oil change market consists of all types of automotive aftermarket outlets including fast oil change and lubrication facilities such as those operated by the Company, car dealerships, and gasoline stations. On a national level, Precision Lube Express competes with a number of major oil manufacturers dominating the fast lube market. These include Pennzoil/Quaker State Company (Jiffy Lube International, Inc. and Q-Lube Inc.), Valvoline Company/Ashland Oil Inc. and Texaco Inc. (Express Lube), among others. In addition, Precision Lube Express competes with regional fast oil and lubrication operations including All Tune and Lube, Econo Lube N' Tune, Tunex International Inc. and Speedee Oil Change and Tune-Up, among others.

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

TRADEMARKS

        The Company has registered a number of trademarks and service marks with the United States Patent and Trademark Office, including "Precision Tune Auto Care." Its failure to obtain and maintain trademark and service mark registration could have a material adverse effect on its operations. The Company has also registered or made application to register trademarks in foreign countries where master franchise licenses have been granted.

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

RISK FACTORS

        The Company's business and investment in its Common Stock are subject to certain risks, including the following:

        Limited Operating History.    The Company is in only its sixth year of operations as a combined entity. While its predecessor has been in business since 1976, the Company, as currently constituted, acquired the majority of its assets in November 1997 as the result of a combination of 10 automotive service companies in connection with its initial public offering. Management is focusing its efforts on improving the Company's financial performance by focusing on the franchising business and controlling operating costs. However, there can be no assurance that the Company will be able to implement these plans successfully.

        Stock Listing.    The Company's common stock trades on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. Like other stocks traded over this quotation system, its common stock is thinly traded, highly volatile and not followed by analysts.

        Penny Stock Regulations.    The Company's common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to "penny stocks." These rules require brokers selling securities subject to these rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and thus may have an adverse effect on the liquidity and market price of its common stock.

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

        Competition.    The automotive services industry is highly competitive. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care and Precision Lube Express service centers; however, these service centers also compete with national and regional fast oil change and lube companies, major oil manufacturers, local service stations and local, regional and national automobile maintenance and repair service providers.

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

        Certain competitors discussed above have greater financial resources than the Company does. There can be no assurance that the Company or individual Precision centers will be able to compete effectively. See "Business—Competition."

        Reliance on Franchising.    Franchise royalties are a significant component of its revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the "Precision" brand and the reputation the Company believes the Company enjoys for quality and value. There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company's rights to receive franchise royalties would be effectively subordinated to the rights of franchisees' lenders. See "Business—Operations."

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

        Management believes that the Company has substantially resolved these concerns. However, there can be no assurance that the Company will not become subject to legal proceedings or otherwise expend its resources in connection with disputes concerning its ability to offer and sell Precision Tune Auto Care franchises in areas covered by Precision Tune Auto Care area sub-franchise agreements. It also may be difficult for the Company to enforce its area sub-franchise agreements or to terminate the rights of area sub-franchisees who fail to meet development schedules or other standards and requirements imposed by the Company, limiting its ability to develop the territories of such sub-franchisees. Any such disputes or difficulties could increase the costs of its operations or otherwise adversely affect its financial condition and results of operations. See "Business—Operations."

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

        Control by Management and Principal Shareholders.    As of September 4, 2003, its directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 73% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

        Franchising Regulations.    The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See "Business—Government Regulation." Its failure to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while the Company registers updates of its disclosure material with various states. Such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, its failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

        Environmental Regulation.    Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids. Precision Auto Wash centers (which were formerly franchise operations under the PACI umbrella) used chemicals in the washing process. These chemicals, along with oils, fluids and other chemicals washed off of the vehicle were collected with the waste water from the car wash process. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of storm water, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations. See "Business—Government Regulation."

EXECUTIVE OFFICERS OF PRECISION AUTO CARE, INC.

        Louis M. Brown, Jr., age 60, became President and Chief Executive Officer on August 4, 2000. He has been Chairman of Micros Systems, Inc. since January 1987.

        Robert R. Falconi, age 49, became Executive Vice President and Chief Operating Officer/Chief Financial Officer in March 2002. From September 2000 to February 2002, he was the Company's Vice President—Finance, Administration and Chief Financial Officer. From August 1998 until September 2000, he was Chief Financial Officer of Intellisys Technology Corporation. From October 1991 until August 1998, he was Chief Financial Officer of Planning Systems Incorporated.

        Frederick F. Simmons, age 41, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

        John T. Wiegand, age 41, became Senior Vice President—Operational Programs and Training in March 2002. From August 2000 to March 2002, he was Senior Vice president of Franchise Operations and from June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company's predecessor, as Director of Field Operations in August 1996.

        Everett F. Casey, age 56, became Vice President, Assistant General Counsel and Assistant Secretary in March 2002. From April 2001 to February 2002, Mr. Casey was a legal consultant for the Company. From June 2000 to March 2001, Mr. Casey was Vice President and General Counsel of the Company. From January 1999 until June 2000, he was an attorney in private practice in Silver Spring, Maryland. From June 1996 to January 1999, he was Vice President and Deputy General Counsel of Choice Hotels International, Inc.

        Kevin Bates, age 41, became Vice President—Marketing and Advertising in October 1999. From January 1998 until October 1999, he was our Director of Field Operations.

        Joel Burrows, age 46, became Vice President—Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development.

        Glyn D. Massingill, age 57, became Vice President—Franchise Services in January 2000. From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

        Douglas V. Krueger, age 32, became Controller in January 2003. From September 2001 until January 2003, Mr. Krueger was the Assistant Controller of the Company. From September 2000, Mr. Krueger was a financial analyst of the Company. From September 1998 until September 2000, he was a financial analyst of Intellisys Technology Corporation.

Item 2. Properties

        The Company's corporate headquarters are located in approximately 18,000 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2009.

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

Item 3. Legal Proceedings

        The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

        Transclean Corporation et al. v. Ashland, Inc. et al., U. S. District Court, District of Minnesota, Civil No. 02-CV-1138-PAM/JGL, Filed July 8, 2002.

        Transclean Corporation and other related parties filed suit against PACI and several other national chains and local auto repair stores alleging that the defendants' use of T-Tech brand automatic transmission fluid changing equipment manufactured by and purchased from Bridgewood Services, Inc. infringed upon a patent owned by the plaintiffs. The complaint seeks an unspecified amount of damages, injunctive relief, attorneys' fees and court costs. PACI denies the allegations and is defending the allegations in the lawsuit.

        In August 2003, the parties settled this lawsuit with PACI paying Transclean the sum of $43,500 in full settlement of claims asserted by Transclean and the other plaintiffs.

        Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

        Luminivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.

        Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

        Gulshan Hirji, a stockholder of Paisa, Inc. ("Paisa"), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent representations and negligent misrepresentations in connection with the alleged contract. The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys' fees, prejudgment interest and such other relief as the Court deems proper. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit. PACI seeks a judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys' fees, and has filed a cross-complaint seeking damages from Hirji in excess of $1,000,000 based on fraudulent representations made to PACI.

        The case has been consolidated into PACI's suit against Hirji on the note for $500,000. Discovery is just beginning. Mediation is to be completed by November 28, 2003. A settlement conference is scheduled for January 6, 2004, and trial is scheduled to begin January 20, 2004. There have been no settlement discussions to date.

        United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

        Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations. Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with PACI's acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

        Super Wash Inc. v. Mike Judge, an individual, d/b/a Super Wash fix, d/b/a Wash Pro LLC and Hydro Spray, Case No. 02-CV-1180, filed in the United States District Court for the Central District of Illinois.

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

        In August 2003, the parties settled this lawsuit with Hydro Spray agreeing not to use the trademarks owned by Super Wash and each party agreeing to bear its own legal fees.

Threatened Litigation:

        Puyallup Auto Stop Associates, Inc. v. PTW, Inc.: By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc., a subsidiary of the Company, for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000. Investigation into the Company's liability is ongoing.

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

        None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Company's common stock, par value $.01 per share ("Common Stock") is publicly traded on the National Association of Security Dealers Inc.'s OTC Bulletin Board and is quoted under the symbol "PACI."

        The following table sets forth the high and low sales prices on Nasdaq and NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2003, and June 30, 2002, respectively. To date, the Company has not paid any Common Stock dividends and does not anticipate paying any Common Stock dividends in the foreseeable future. These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2003

Quarter	High	Low
First	$0.31	$0.16
Second	0.42	0.17
Third	0.32	0.20
Fourth	1.01	0.23

Fiscal Year Ended June 30, 2002

Quarter	High	Low
First	$0.51	$0.18
Second	0.43	0.19
Third	0.36	0.24
Fourth	0.36	0.12

        As of September 5, 2003, there were 203 record holders of Common Stock. In addition, there were approximately 1,200 beneficial owners of the Company's Common Stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,674,200	0.45	739,497
Equity compensation plans not approved by security holders	0	0	0

Total	1,674,200	0.45	739,497

Item 6. Management's Discussion and Analysis or Plan of Operation

Introduction

        The following discussion should be read in conjunction with the Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

        Precision Auto Care is a global franchisor of auto care and quick-lube centers. Company revenues are derived from three primary areas: franchise development, royalties, and distribution. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Distribution revenues are derived from the sale of automotive related supplies to individual franchisees.

        Direct costs consist of fees paid to area developers for the sale of new franchises and for supporting franchisees on an ongoing basis, other costs associated with directly supporting the franchise system, and the cost of automotive related supplies. General and administrative expenses include all legal, accounting, general overhead, information technology and corporate staff expenses. Other income and expense items include interest income and expense which are included within the non-operating income/expense category on the Statement of Operations. Severances, abandoned acquisitions, early buyout of lease obligations, and sale of assets are included in the operating expenses on the Statement of Operations.

        The Company has one remaining business segment, Automotive Care Franchising, due to the disposal of its manufacturing operations in March and April 2003. See Notes to Financial Statements for financial information regarding the disposal of the Company's Manufacturing and Distribution business segment. This disposal was accounted for as a discontinued operation resulting in the reclassification of amounts associated with the manufacturing business in its historical financial statements. The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care ("PTAC") and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

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

Significant Accounting Policies

Revenue Recognition

        The Company's royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no issues involving collection exist.

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

        This statement requires that goodwill be tested for impairment annually unless the underlying reporting unit has not changed significantly, the most recent valuation substantially exceeded the carrying value of goodwill, and events or circumstances have not occurred such that the likelihood of impairment is remote. In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit. This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. This income approach based valuation considered the nature of the reporting unit's business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity. Based on this valuation, it was determined that the fair value of approximately $9.5 million was in excess of its carrying value of approximately $7.0 million. Management chose not to update its valuation in 2003 based on its judgment that it met the previously described exception criteria and the Company's operations and financial position have significantly improved since the previous valuation.

Results of Operations

Comparison of the year ended June 30, 2003 to the year ended June 30, 2002

Summary (in thousands)

	Twelve Months Ended June 30,
	2003	%	2002	%
Automotive care franchising revenue	$11,320	95	$11,848	88
Other	617	5	1,623	12

Total revenues	$11,937	100%	$13,471	100%

Automotive care franchising direct cost	6,757	56	7,418	55
Other	313	3	1,681	13

Total direct cost	7,070	59	9,099	68

General and administrative	3,467	29	4,757	35
Depreciation expense	410	3	680	5
Amortization of franchise rights & goodwill	—	0	1,369	10
Impairment charges	—	0	2,097	16
Other operating expense	11	0	187	1
Operating income (loss)	979	9	(4,718)	(35)
Gain on debt restructuring	10,406	87	—	0
Other	(664)	(6)	(1,193)	(9)
Gain (loss) from discontinued operations	254	2	(1,788)	(13)

Net income (loss)	10,975	92	(7,699)	(57)

Preferred stock dividends	43	—	—	—
Net income (loss) applicable to common shareholders	$10,932	92%	$(7,699)	(57)%

        Revenue.    Total revenues for the year ended June 30, 2003 was $11.9 million, a decrease of approximately $1.6 million, or 12%, compared with total revenues of $13.5 million for the year ended June 30, 2002.

        Automotive care franchising revenue for the year ended June 30, 2003 was $11.3 million, a decrease of approximately $528,000, or 4%, compared with automotive care revenues of $11.9 million for the year ended June 30, 2002. This decrease was the result of a decrease in royalty revenues of $374,000, a decrease in franchise development revenues of $42,000, and a decrease in distribution revenue related to franchise operations of $112,000. The decrease in royalty revenues was the result of a decrease in international royalties of $879,000 resulting from the Company's sale of its franchise operations in Mexico in January of 2002. This was partially offset by an increase in domestic royalties of $505,000. The decrease in distribution revenues associated with franchise operations was the result of a decrease in distribution revenues associated with its Mexican subsidiary of $251,000. The decrease in distribution revenues was the direct result of the Company's sale of its franchise operations in Mexico in January of 2002. This was offset by an increase in distribution revenues associated with domestic franchise operations of $139,000.

        Other revenue for the year ended June 30, 2003 was $617,000, a decrease of approximately $1.0 million, or 62%, compared to $1.6 million for the year ended June 30, 2002. This decrease was due primarily to the sale of its company operated stores in Mexico.

        Direct Cost.    Total direct costs for the year ended June 30, 2003 totaled $7.1 million, a decrease of $2.0 million or 22%, compared with $9.1 million for the year ended June 30, 2002.

        Automotive care franchising direct costs for the year ended June 30, 2003 totaled $6.8 million, a decrease of $661,000 or 9%, compared with $7.4 million for the year ended June 30, 2002. This decrease was primarily the result of the Company's sale of its franchise operations in Mexico in January of 2002.

        Other direct costs for the year ended June 30, 2003 totaled $313,000, a decrease of $1.4 million or 81%, compared with $1.7 million for the year ended June 30, 2002. This decrease was due primarily to the sale its company operated stores in Mexico.

        General and Administrative Expense.    General and administrative expense was $3.5 million for the year ended June 30, 2003, a decrease of $1.3 million or 27%, compared with $4.8 million for the year ended June 30, 2002. In the year ended June 30, 2002, the company incurred legal and accounting costs of approximately $204,000 associated with the sale of the Company's Mexican subsidiary. There were no such costs incurred in the year ended June 30, 2003. Accrued liabilities were also decreased by $210,000 in the year ended June 30, 2003 based on management's assessment of the Company's future obligations. Furthermore, management initiated several cost reductions in the general and administrative costs of the Company for the year ended June 30, 2003. These cost reduction initiatives are expected to further reduce the Company's general and administrative costs in future periods.

        Amortization of Goodwill.    The Company recognized $1.4 million of amortization expenses for the year ended June 30, 2002. On July 1, 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Accordingly, the Company did not recognize any amortization expense for the year ended June 30, 2003.

        Impairment Charges.    The Company recognized a $2.1 million impairment charge to reduce the amount of goodwill attributed to the company's Mexican subsidiary in the year ended June 30, 2002. No similar charges were incurred in the year ended June 30, 2003.

        Operating Income (Loss) From Continuing Operations.    The Company recorded operating income for the year ended June 30, 2003 of approximately $979,000 compared with an operating loss of $4.7 million for the year ended June 30, 2002. The increase in income from continuing operations is attributed to the fact that there were no impairment charges or goodwill amortization in the current period and the cost reduction initiatives implemented by management.

        Gain on Debt Restructuring.    The Company recognized a $9.7 million gain from the debt restructuring that was completed in January 2003 (see Item 7—Note 11) and a reduction of approximately $659,000 in accrued expenses associated with its Mexican subsidiary based on management's assessment of the Company's future obligations.

        Other Expense.    The Company recorded Other Expense, primarily interest expense, of $664,000 for the year ended June 30, 2003, which represents a decrease in Other Expense of approximately $529,000 or 44% compared to the Other Expense for the year ended June 30, 2002 when other expenses were $1.2 million. This decrease was primarily the result of the $1.4 million reduction in interest expense as a result of the Company's debt restructuring (see Item 7—Note 11). This was partially offset by the settlement of the Performance Concepts/Radcliffe case in the fourth quarter of fiscal year 2002, which generated a $1.0 million other expense reduction. No similar gains were incurred in the year ended June 30, 2003.

        Gain (Loss) From Discontinued Operations.    The Company recorded a loss from discontinued operations for the year ended June 30, 2003 of $648,000 compared with a loss from discontinued operations of $1.8 million for the year ended June 30, 2002 relating to the disposal of its manufacturing operations (see Item 7- Note 4).

        Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share.    The Company recorded Net Income Applicable to Common Shareholders of $10.9 million, or $0.72 per share, for the year ended June 30, 2003 compared to the Net Loss Applicable to Common Shareholders of $7.7 million, or ($0.69) per share, for the year ended June 30, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash at June 30, 2003 was $1.6 million. This represents an increase of $534,000 from June 30, 2002. During the period, cash provided by operations was $116,000. The Company generated operating profit in fiscal year 2003 and expects to do so in fiscal year 2004.

        Cash provided by investing activities for the twelve months ended June 30, 2003 was $1.1 million resulting primarily from the sale of assets in the Company's manufacturing operations.

        Cash used in financing activities for the twelve months ended June 30, 2003 was $707,000. Cash used in financing activities during the period consisted of repayments of the subordinated debt and other notes payable.

Debt Transactions

        On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a former board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member the following:

  •
  2.5 million shares of the Company's common stock.

  •
  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share. These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends. The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. Accrued dividends at June 30, 2003 were aproximately $9,000.

  •
  Warrants to purchase 11,472,039 shares of the Company's common stock with an exercise price of $0.44 per share.

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

        On July 17, 2003, the Company reached an agreement to restructure $632,528 outstanding on the Board LLC subordinated debt. The terms of the agreement called for the following:

  •
  Payment of $200,000 within 3 days of receipt of approval by the Company's Board of Directors.

  •
  Issuance of a non-interest bearing note payable in the amount of $50,000, payable in ten monthly installments of $5,000 each, commencing one month after the date of approval by the Company's Board of Directors.

  •
  Issuance of warrants to purchase 400,000 shares of the Company's common stock with an exercise price of $0.44 per share, which the Company estimates having a fair value of approximately $222,000.

        The Company expects to recognize a gain of approximately $160,000 from the cancellation of this debenture in the first quarter of fiscal year 2004.

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

Item 7. Financial Statements

Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Precision Auto Care, Inc.

        We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 8 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (SFAS 142), on July 1, 2002.

                      GRANT THORNTON LLP

Vienna, Virginia
September 9, 2003

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,564,110	$1,029,643
Restricted cash in escrow	—	175,000
Accounts receivable, net of allowance of $184,607 and $2,371,314, Respectively	756,565	1,587,820
Inventory, net of allowance of $0 and $410,000, respectively	—	784,112
Other assets	401,079	226,169
Assets of discontinued operations	16,759	—

Total current assets	2,738,513	3,802,744
Property, plant and equipment, at cost	4,092,222	4,672,177
Less: Accumulated depreciation	(3,664,823)	(3,676,506)

	427,399	995,671
Goodwill	8,711,744	8,711,744
Deposits and other	130,648	79,249

Total assets	$12,008,304	$13,589,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,543,945	$5,442,544
Board LLC note	116,163	551,700
Other notes payable—current	174,267	342,007
Liabilities from discontinued operations	73,443	—
Deferred revenue	307,500	683,489

Total current liabilities	3,215,318	7,019,740
Credit facility with related party	—	10,944,532
Subordinated debt	—	3,586,960
Board LLC note	516,365	253,707
Other notes payable—non-current	222,357	95,158
Accrued interest on related party debt	—	2,528,913
Deferred revenue and other	210,000	517,500

Total liabilities	4,164,040	24,946,510
Commitments and contingencies	—	—
Redeemable preferred stock	5,180,000	—
Stockholders' equity (deficit):
Common stock, $.01 par value; 39,000,000 and 19,000,000 shares authorized; 16,558,833 and 13,318,030 shares issued and outstanding	165,588	133,180
Additional paid-in capital	52,380,481	49,327,613
Accumulated deficit	(49,881,805)	(60,817,895)

Total stockholders' equity (deficit)	2,664,264	(11,357,102)

Total liabilities and stockholders' equity (deficit)	$12,008,304	$13,589,408

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2003	2002
Revenues:
Franchise royalties	$10,941,143	$11,426,853
Franchise development	379,097	420,912
Company owned centers	73,763	1,272,209
Other	542,881	351,166

Total revenues	11,936,884	13,471,140
Direct cost:
Franchise support	7,070,492	9,099,025

Contribution (exclusive of amortization shown separately below)	4,866,392	4,372,115
General and administrative expense	3,466,837	4,757,374
Depreciation expense	409,840	679,864
Amortization of goodwill	—	1,369,513
Other operating expense	11,300	186,801
Impairment charges	—	2,096,644

Operating income (loss)	978,415	(4,718,081)
Gain on debt restructuring	10,405,993	—
Interest expense	(754,073)	(2,138,490)
Other income	98,214	1,010,541

Total other income (expense)	9,750,134	(1,127,949)

Income (loss) before income tax expense	10,728,549	(5,846,030)
Provision for income taxes	7,500	65,000

Income (loss) from continuing operations	10,721,049	(5,911,030)
Discontinued operations:
Loss from discontinued operations	(647,545)	(1,788,346)
Gain on disposal	901,508	—

Net income (loss)	10,975,012	(7,699,376)
Preferred stock dividends	43,167	—

Net income (loss) applicable to common shareholders	$10,931,845	$(7,699,376)

Income (loss) from continued operations per common share—Basic and Diluted	$0.71	$(0.53)
Gain (loss) from discontinued operations per common share—Basic and Diluted	0.02	(0.16)
Net income (loss) applicable to common stock per common share—Basic and Diluted	$0.72	$(0.69)
Weighted average common shares outstanding—Basic	15,152,379	11,116,168
Weighted average common shares outstanding—Diluted	15,188,186	11,116,168

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Accumulated Deficit	Total
Balance at June 30, 2001	9,149,358	$91,492	$48,189,136	$(48,125)	$(53,118,519)	$(4,886,016)
Issuance of common stock	2,593,672	25,938	746,977	—	—	772,915
Issuance of common stock bonus	575,000	5,750	126,500	—	—	132,250
Exercise of warrants	1,000,000	10,000	265,000	—	—	275,000
Restricted stock earned	—	—	—	48,125	—	48,125
Net loss	—	—	—	—	(7,699,376)	(7,699,376)

Balance at June 30, 2002	13,318,030	$133,180	$49,327,613	$—	$(60,817,895)	$(11,357,102)

Issuance of common stock	2,500,000	25,000	475,000	—	—	500,000
Common stock issued as compensation	741,303	7,413	248,087	—	—	255,500
Debt to equity conversion	—	—	2,294,408	—	—	2,294,408
Stock option compensation	—	—	39,868	—	—	39,868
Retirement of treasury stock	(500)	(5)	(4,495)	—	4,245	(255)
Net income	—	—	—	—	10,931,845	10,931,845

Balance at June 30, 2003	16,558,833	$165,588	$52,380,481	$—	$(49,881,805)	$2,664,264

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2003	2002
Operating activities:
Net income (loss) applicable to common shareholders	$10,931,845	$(7,699,376)
Net (gain) loss from discontinued operations	(253,963)	1,788,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charges	—	2,096,644
Depreciation and amortization	409,840	2,049,377
Amortization of debt discount	76,196	207,959
Gain on debt restructuring	(10,405,993)	—
Gain on sale of assets	—	(31,922)
Stock issued for compensation	255,500	132,250
Stock option compensation	39,868	—
Cancellation of treasury stock	4,245	—
Services received in exchange for stock	—	48,125
Changes in assets and liabilities from continuing operations:
Accounts receivable	32,593	(181,007)
Inventory	—	281,472
Prepaid expenses, deposits and other	(291,475)	3,637
Assets held for sale	—	768,725
Accounts payable and accrued liabilities	(1,221,636)	(185,974)
Deferred revenue and other	(319,196)	671,713
Changes in assets and liabilities of discontinued operations	857,753	(2,098,264)

Net cash provided by (used in) operating activities	115,577	(2,148,295)
Investing activities:
Purchases of property and equipment	(14,741)	(205,030)
Proceeds from sale of Mexican subsidiary and related technical services Agreement	175,000	2,235,305
Proceeds from sale of business	—	787,322
Proceeds from sale of assets of manufacturing operations	966,000	—

Net cash provided by investing activities	1,126,259	2,817,597
Financing activities:
Proceeds from issuance of common stock	—	772,915
Proceeds from exercise of warrants	—	275,000
Retirement of treasury stock	(500)	—
Payment of preferred stock dividends	(34,029)	—
Repayment of subordinated debt and other notes payable	(672,840)	(1,032,032)

Net cash (used in) provided by financing activities	(707,369)	15,883

Net change in cash and cash equivalents	534,467	685,185
Cash and cash equivalents at beginning of year	1,029,643	344,458

Cash and cash equivalents at end of period	$1,564,110	$1,029,643

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$17,720,508	$—
Fair value of common, preferred stock, and warrants issued in exchange for cancellation of debt	$7,974,408	$—
Property and equipment acquired under capital lease	$79,459	$—

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Description and Financial Statement Presentation

        Precision Auto Care, Inc. (the "Company") is a franchisor of automotive maintenance service centers which provide specialized automotive care services, and fast oil change and lube services. These franchisee owned centers operate primarily under the Precision Tune Auto Care and Precision Lube Express brand names. The Company disposed of its manufacturing business in March and April 2003 (See Note 4).

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Currency Translation

        The Company sold the assets of its subsidiaries in Mexico in January 2002. Prior to the sale, the U.S. dollar was used as the functional currency for all the Company's consolidated operations, including its Mexican subsidiary whose economic environment is highly inflationary, as such, the Mexican subsidiary's financial statements were remeasured as if the functional currency were U.S. dollars. All gains and losses from currency translation are included in operations.

Revenue Recognition

        The Company's royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no issues involving collection exist.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Building and leasehold improvements	11 - 30
Furniture and fixtures	5 - 7
Equipment	3 - 10
Other items	3 - 7

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

Advertising Costs

        The Company expenses all advertising costs as incurred. The Company incurred $136,000 and $246,000 in advertising costs for the years ended June 30, 2003 and 2002, respectively.

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

        This statement requires that goodwill be tested for impairment annually unless the underlying reporting unit has not changed significantly, the most recent valuation substantially exceeded the carrying value of goodwill, and events or circumstances have not occurred such that the likelihood of impairment is remote. In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit. This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries. This income approach based valuation considered the nature of the reporting unit's business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity. Based on this valuation, it was determined that the fair value of approximately $9.5 million was in excess of its carrying value of approximately $7.0 million. Management chose not to update its valuation in 2003 based on its judgment that it met the previously described exception criteria and the Company's operations and financial position have significantly improved since the previous valuation.

Segment Reporting

        The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the quarter ended September 30, 2001. As a result, the Company evaluated its operations along two business lines: Automotive Care Franchising and Manufacturing and Distribution. In March and April 2003, the Manufacturing and Distribution segment was disposed of as a result of management's decision to discontinue this business line (see Note 4).

Stock Options

        The Company generally applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied. The Company also applies the provisions of FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

        Historically, no stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as described further in Note 14, in fiscal year 2003, the Company repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44, resulting in the newly issued options being treated as a repricing under FIN 44 which triggers variable accounting. As a result, the Company recorded compensation expense of approximately $40,000 associated with these options. Had compensation cost for all options been determined based on the fair value at the grant dates during the years ending June 30, 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would have been as follows:

	Year ended June 30,
	2003	2002
Net income (loss) applicable to common shareholders	$10,931,845	$(7,699,376)
Add: Total stock-based compensation expense reported in net income (loss)	39,868	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	128,000	311,000

Pro forma net income (loss)	$10,843,713	$(8,010,376)

Earnings per share:
Basic and diluted—as reported	$0.72	$(0.69)
Basic and diluted—pro forma	$0.72	$(0.72)
Weighted average shares:
Weighted average common shares outstanding—Basic	15,152,379	11,116,168
Weighted average common shares outstanding—Diluted	15,188,186	11,116,168

*
All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—awards for which the fair value was required to be measured under Statement 123.

Net Income (Loss) Per Share

        The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The weighted average number of shares outstanding related to stock options at June 30, 2003 and 2002 was 1,874,200 and 1,717,325, respectively. Only stock options with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation for fiscal year 2003. No common stock equivalents were included in fiscal year 2002 since the Company reported a net loss.

        The following table sets forth the computation of basic and diluted net loss per share.

	For The Years Ended June 30,
	2003	2002
Numerator:
Income (loss) from continuing operations	$10,721,049	$(5,911,030)
Gain (loss) from discontinued operations	253,963	(1,788,346)
Preferred stock dividends	(43,167)	—

Net income (loss) applicable to common Shareholders	$10,931,845	$(7,699,376)
Denominator:
Denominator for basic EPS weighted-average-shares	15,152,379	11,116,168
Common stock equivalent—stock options	35,807	—
Denominator for diluted EPS weighted-average-shares	15,188,186	11,116,168
Basic and diluted income (loss) from continued operations per share	$0.71	$(0.53)
Basic and diluted loss from discontinued operations per share	0.02	(0.16)
Basic and diluted income (loss) applicable to common shareholders per share	$0.72	$(0.69)

Reclassifications

        Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements. Due to the disposal of its manufacturing operations in April 2003, the Company has one remaining business segment, Automotive Care Franchising. Accordingly, the distribution revenue and direct costs associated with the Company's franchising activities have been reclassified to its Automotive Care Franchising segment for fiscal years 2003 and 2002.

Note 3—New Accounting Pronouncements

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. As a result of the adoption of this standard, the $9.7 million gain from the Company's debt to equity conversion (see Note 11) was recorded in other income in the accompanying financial statements as opposed to being reflected as an extraordinary item.

        In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.

This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Adoption is not expected to have a material impact on the Company's financial statements.

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 is effective for the Company in the first quarter of fiscal year 2004. Upon adoption, the Company's redeemable preferred stock would be reclassified to stockholders' equity.

Note 4—Discontinued Operations

        The Company disposed of its manufacturing and distribution operating segment as a result of the sale of substantially all of the assets of Worldwide Drying Systems (Worldwide) and Hydro Spray Car Wash Equipment Co. (Hydro Spray) in March 2003 and April 2003, respectively. The sale of Worldwide for $300,000 in cash included inventory and manufacturing equipment with a carrying value of $93,000. The resulting gain of $144,000, which included $63,000 in selling expenses associated with this sale, was recognized in March 2003. Substantially all of the assets of Hydro Spray were sold in April 2003 for $900,000 to a group led by Ernest Malas, a former director and consultant of the Company's manufacturing division. The Company received $450,000 in cash and a note for $450,000, payable to the Company in 75 monthly payments of $6,000. On June 17, 2003, the purchaser of Hydro Spray purchased the note from the Company for $204,000. The Company recorded a gain of $758,000 from the sale of Hydro Spray in the fourth quarter of fiscal year 2003.

        As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities. These assets and liabilities are included in the assets and liabilities from discontinued operations at June 30, 2003:

June 30, 2003
Assets of discontinued operations:
Accounts receivable, net	$16,759

Total assets of discontinued operations	$16,759

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$45,230
Note payable	24,998
Other	3,215

Total liabilities of discontinued operations	$73,443

        The following amounts related to the Company's manufacturing operations have been segregated from continuing operations and reflected as discontinued operations for the years ended June 30, 2003 and 2002:

	For The Years Ended June 30,
	2003	2002
Revenues	$3,894,506	$7,088,458
Expenses:
Direct costs.	3,208,197	6,609,586
General and administrative expense	1,243,179	2,171,262
Depreciation expense	67,448	119,499
Other expense (income)	23,227	(23,543)

Loss from discontinued operations	(647,545)	(1,788,346)
Gain on sale of discontinued operations	901,508	—

Net gain (loss) from discontinued operations	$253,963	$(1,788,346)

Note 5—Cash Held in Escrow

        In October 2002, the Company received $175,000 previously held in escrow from the sale of its Mexican subsidiary in January 2002 upon satisfaction of all requirements under the escrow agreement.

Note 6—Inventory

        The components of inventory are as follows:

	June 30, 2003	June 30, 2002
Raw materials	$—	$822,613
Work-in-process	—	183,499
Finished goods	—	188,000
Reserve for obsolete and unsaleable inventory	—	(410,000)

	$—	$784,112

Note 7—Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

	June 30,
	2003	2002
Building and leasehold improvements	$46,809	$58,621
Furniture and fixtures	1,047,558	1,155,003
Equipment	2,463,324	2,841,739
Equipment under capital lease	79,459	—
Other items	455,072	616,814

	4,092,222	4,672,177
Accumulated depreciation	(3,664,823)	(3,676,506)

Property, plant and equipment, net	$427,399	$995,671

Note 8—Goodwill and Other Intangibles

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which eliminated the systematic amortization of goodwill. The Company adopted SFAS No. 142 effective July 1, 2002. Had SFAS No. 142 been effective July 1, 2001, net income and earnings per share would have been reported as follows:

	For The Years Ended June 30,
	2003	2002
Reported net income (loss) applicable to common shareholders	$10,931,845	$(7,699,376)
Add back: goodwill amortization	—	1,369,513
Adjusted net income (loss) applicable to common shareholders	$10,931,845	$(6,329,863)
Basic and diluted earnings per share:
Reported net income applicable to common shareholders	$0.72	$(0.69)
Goodwill amortization	—	0.12
Adjusted net income (loss) applicable to common shareholders	$0.72	$(0.57)

Note 9—Income Taxes

        Income tax expense consists of the following items:

	Years Ended June 30,
	2003	2002
Current tax expense (benefit)—federal, foreign and state	$7,500	$65,000
Deferred tax expense (benefit)—federal, foreign and state	—	—

Total income tax expense	$7,500	$65,000

        The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2003	2002
Statutory federal rate	34%	(34)%
Amortization of goodwill and other intangibles	—	6
State taxes	5	(5)
Foreign taxes	—	1
Valuation allowance	(39)	33

Effective tax rate	0%	1%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	June 30,
	2003	2002
Deferred tax assets:
Net operating loss	$6,971,000	$10,195,000
Other	83,000	896,000

	7,054,000	11,091,000
Valuation allowance for deferred tax assets	(7,054,000)	(11,091,000)

Net deferred taxes	$—	$—

Note 10—Debt

        During fiscal year 2001, the Company was successful in obtaining a new source of financing with Precision Funding LLC, an entity controlled by two former board members of the Company. On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a former board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member (see Note 11).

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

        The first subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain members of the Company's board of directors (Board LLC). On July 17, 2003, the Company reached an agreement with the Board LLC to cancel this debenture (see Note 11).

        The second subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with a former member of the Company's board of directors. $1.4 million of the original principal amount had been repaid. On October 30, 2002, this debenture was cancelled as a result of the agreement reached on October 30, 2002 (see Note 11).

        During the years ended June 30, 2003 and 2002, the Company incurred interest expense of approximately $754,000 and $2,138,000, respectively.

        Long-term debt consists of the following:

	June 30,
	2003	2002
Credit facility	$—	$11,250,000
Various notes and obligations payable in monthly installments	345,056	437,166
Lease obligations	51,568	—
Board LLC note	632,528	805,406
Director note	—	3,586,960

	1,029,152	16,079,532
Less: current maturities	(290,430)	(893,707)
unamortized debt discount	—	(305,468)

Long-term portion	$738,722	$14,880,357

        The future debt obligations with maturities in excess of one year as of June 30, 2003 are as follows:

Future Debt Maturities
2004	290,430
2005	266,320
2006	222,255
2007	168,094
2008	82,053

$1,029,152

Note 11—Debt Restructuring

Debt Restructuring

        On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a former board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity. In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member the following:

  •
  2.5 million shares of the Company's common stock.

  •
  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share. These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends. The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. Accrued dividends at June 30, 2003 were approximately $9,000.

  •
  Warrants to purchase 11,472,039 shares of the Company's common stock with an exercise price of $0.44 per share.

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

        On July 17, 2003, the Company reached an agreement to restructure the Board LLC subordinated debt. The terms of the agreement called for the following:

  •
  Payment of $200,000 within 3 days of receipt of approval by the Company's Board of Directors.

  •
  Issuance of a non-interest bearing note payable in the amount of $50,000, payable in ten monthly installments of $5,000 each, commencing one month after the date of approval by the Company's Board of Directors.

  •
  Issuance of warrants to purchase 400,000 shares of the Company's common stock with an exercise price of $0.44 per share, which the Company estimates having a fair value of approximately $222,000.

        The Company expects to recognize a gain of approximately $160,000 from the cancellation of this debenture in the first quarter of fiscal year 2004.

Note 12—Lease Commitments

        At June 30, 2003, the Company has lease commitments for office space, a training center, and a number of service center locations as well as office equipment under operating and capital leases. These leases expire between 2004 and 2009, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $385,000 and $377,000 is included in operating expenses for the year ended June 30, 2003 and 2002 respectively. Rent expense for service center locations of approximately $70,000 and $96,000 is recorded net of sublease income of $40,000 and $82,000 for the years ended June 30, 2003 and 2002, respectively.

        The future minimum lease payments and related sublease payments for operating leases with terms in excess of one year as of June 30, 2003, are as follows:

	Future Minimum Lease Payments	Sublease Income	Net
2004	$653,000	$352,000	$301,000
2005	574,000	223,000	351,000
2006	576,000	232,000	344,000
2007	564,000	239,000	325,000
2008	570,000	235,000	335,000
Thereafter	245,000	47,000	198,000

	$3,182,000	$1,328,000	$1,854,000

The future minimum lease payments for capital leases with terms in excess of one year as of June 30, 2003, are as follows:

Future Minimum Lease Payments
2004	$32,888
2005	13,879
2006	7,543
2007	7,543
2008	1,258

Total lease payments	$63,111
Less amounts representing interest	11,543

Present value of net lease payments	$51,568

Note 13—Related Party Transactions

        The Company manages the operation of P. T. A. C. Marketing Fund, Inc. ("PMG"), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PMG, which is comprised of franchisee and Company personnel. The Company charged PMG $669,000 and $545,000 for administrative and other expenses incurred on behalf of PMG, for the years ended June 30, 2003 and 2002, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and PMG. At June 30, 2003 and 2002, the net amounts due from PMG, Inc. were $0 and $138,000 respectively. These amounts are included in accounts receivable.

        On September 29, 2000, the Company issued senior debentures to Precision Funding, LLC, an entity created, owned, and controlled by Arthur C. Kellar and Desarollo Integrado, S.A. de C.V. ("Desarollo Integrado"), an entity controlled by Mr. Zambrano. Mr. Kellar and Mr. Zambrano are former members of the Board of Directors of the Company. On October 26, 2001, Precision Funding, L.L.C., assigned its interest in the Company's trademarks and certain other assets relating to the franchising operations to Precision Franchising, LLC, a wholly owned subsidiary of the Company. In connection with this assignment, the Company pledged all of its membership interest in Precision Franchising, LLC to Precision Funding LLC as collateral for the loan dated September 29, 2000. On October 30, 2002, the pledge was cancelled as a result of the agreement reached on October 30, 2002 (see Note 11).

        Another subordinated debenture in the amount of $5.0 million was executed in January 1999 directly with Mr. Kellar, a former member of the Company's board of directors. $1.4 million of the original principal amount had been repaid. Originally due May 25, 1999, the term of this subordinated debenture had been extended to September 30, 2003. The holder had also waived all debt covenants through September 30, 2003. This debenture and related accrued interest was converted to equity as a result of the agreement reached on October 30, 2002 (see Note 11).

        Another subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain current and former members of the Company's board of directors (Board

LLC). On July 17, 2003, the Company reached an agreement with the Board LLC to restructure this debt obligation (see Note 11).

        Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid to the firm by the Company in the fiscal year ended June 30, 2003 did not exceed five percent of the firm's gross revenues.

        The Company disposed of its manufacturing and distribution operating segment as a result of the sale of substantially all of the assets of Worldwide Drying Systems (Worldwide) and Hydro Spray Car Wash Equipment Co. (Hydro Spray) in March 2003 and April 2003, respectively. Substantially all of the assets of Worldwide were sold in March 2003 for $300,000 to a group led by a relative of an officer of the Company. The sale of Worldwide for $300,000 in cash included inventory and manufacturing equipment with a carrying value of $93,000. The resulting gain of $144,000, which included $63,000 in selling expenses associated with this sale, was recognized in March 2003. Substantially all of the assets of Hydro Spray were sold in April 2003 for $900,000 to a group led by Ernest Malas, a former director and consultant of the Company's manufacturing division. The Company received $450,000 in cash and a note for $450,000, payable to the Company in 75 monthly payments of $6,000. On June 17, 2003, the purchaser of Hydro Spray bought the note back from the Company for $204,000. The Company recorded a gain of $758,000 from the sale of Hydro Spray in the fourth quarter of fiscal year 2003.

Note 14—Stockholders' Equity

        In April 2002, approximately $2.6 million shares of common stock were issued by the Company via a public rights offering for $765,000.

        During the year ended June 30, 2003, approximately 741,000 shares of common stock were issued to officers of the Company as bonus compensation totaling $175,500. In addition, 250,000 shares of common stock are to be issued to an officer of the Company in September 2003 contingent on the officer being employed by the Company as of August 31, 2003. Compensation expense was recorded for the earned portion of these shares as of June 30, 2003.

        In October 2002, the Company, Precision Funding, L.L.C. and a former board member reached an agreement to convert approximately $17.6 million of outstanding debt and accrued interest owed by the Company to equity (see Note 11). In exchange for the extinguishment of the outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member the following:

  •
  2.5 million shares of the Company's common stock.

  •
  500,000 shares of redeemable preferred stock of the Company with a stated value of $10.36 per share. These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of approximately $5,180,000 plus any unpaid dividends. The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. Accrued dividends at June 30, 2003 were approximately $9,000.

  •
  Warrants to purchase 11,472,039 shares of the Company's common stock with an exercise price of $0.44 per share.

  Common Stock Option Plan

        In 1999, the Company's Board of Directors and the Company's stockholders approved the 1999 Employee Stock Option Plan (the "Option Plan") and reserved 600,000 shares for issuance under the Plan. On March 21, 2001 the Company's stockholders approved an amendment to increase the authorized shares under this plan to 1,600,000. On January 15, 2003 the Company's stockholders approved an amendment to increase the authorized shares under this plan to 2,600,000. Options available for future grant under this plan were 625,000 at June 30, 2003.

        Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director's Stock Option Plan. Options available for future grant at June 30, 2003, under these plans were 2,500, 0, and 75,000 respectively. The Compensation Committee of the Company's Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options.

        The Company repurchased 704,000 shares of common stock options (exercise prices of these options range from $0.75 to $1.00 per share) for $0.001 per share in the first quarter of fiscal year 2003. The Company in turn granted the same participants options for the purchase of 704,000 shares. These options are exercisable at an exercise price of $0.44 per share at the same vesting schedule as the participant's repurchased options. The Company applies variable accounting as called for by FIN 44 during the remaining life of these options and in doing so, measures compensation expense periodically when the value of the underlying common stock exceeds the $0.44 exercise price. As a result, the Company recorded approximately $40,000 in compensation expense in the fourth quarter of fiscal year 2003.

        A summary of the Company's stock option activity for the years ended June 30, are as follows:

	Shares Under Option	Weighted-Average Exercise Price
June 30, 2001	1,024,825	1.73
Options granted	767,500	0.41
Options exercised	—	—
Options forfeited	(75,000)	5.20
June 30, 2002	1,717,325	0.99
Options granted	465,000	0.44
Options exercised	—	—
Options forfeited	(308,125)	0.46
June 30, 2003	1,874,200	0.75

        At June 30, 2003 and 2002, options for 938,000 and 621,000 shares, respectively, were exercisable. The weighted average grant date fair value per option for options granted in 2003 and 2002 was $0.25 and $0.34, respectively. The exercise price of options outstanding at June 30, 2003 ranged from $0.22 to $10.00 per share.

The following table summarizes the assumptions used by the Company in estimating compensation expense as of the date the options were granted using a binomial model.

	2003	2002
Risk free interest rate	2.61 to 6.29%	4.72 to 5.43%
Volatility factors	230.74%	241.16%
Weighted-average expected life of the option (years)	4	9
Dividend yield	0.00%	0.00%

        Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

  Outside Director's Stock Plan

        In 2000, the Company's Board of Directors and the Company's stockholders approved the 2000 Outside Directors' Stock Plan and reserved 50,000 shares for issuance under the Plan. Shares available for future grant at June 30, 2003, under this plan were 37,000.

Note 15—Employees' Savings Plan

        The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee's first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to contribute up to 15% of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees' contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2003 and 2002 were $32,500 and $38,500, respectively.

Note 16—Contingencies

        The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

        Transclean Corporation et al. v. Ashland, Inc. et al., U. S. District Court, District of Minnesota, Civil No. 02-CV-1138-PAM/JGL, Filed July 8, 2002.

        Transclean Corporation and other related parties filed suit against PACI and several other national chains and local auto repair stores alleging that the defendants' use of T-Tech brand automatic transmission fluid changing equipment manufactured by and purchased from Bridgewood Services, Inc. infringed upon a patent owned by the plaintiffs. The complaint seeks an unspecified amount of damages, injunctive relief, attorneys' fees and court costs. PACI denies the allegations and is defending the allegations in the lawsuit.

        In August 2003, the parties settled this lawsuit with PACI paying Transclean the sum of $43,500 in full settlement of claims asserted by Transclean and the other plaintiffs.

        Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

        Luminivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.

        Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

        Gulshan Hirji, a stockholder of Paisa, Inc. ("Paisa"), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent representations and negligent misrepresentations in connection with the alleged contract. The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys' fees, prejudgment interest and such other relief as the Court deems proper. PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit. PACI seeks a judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys' fees, and has filed a cross-complaint seeking damages from Hirji in excess of $1,000,000 based on fraudulent representations made to PACI.

        The case has been consolidated into PACI's suit against Hirji on the note for $500,000. Discovery is just beginning. Mediation is to be completed by November 28, 2003. A settlement conference is scheduled for January 6, 2004, and trial is scheduled to begin January 20, 2004. There have been no settlement discussions to date.

        United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

        Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company's consolidated results of operations. Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with PACI's acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

        Super Wash Inc. v. Mike Judge, an individual, d/b/a Super Wash fix, d/b/a Wash Pro LLC and Hydro Spray, Case No. 02-CV-1180, filed in the United States District Court for the Central District of Illinois.

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

        In August 2003, the parties settled this lawsuit with Hydro Spray agreeing not to use the trademarks owned by Super Wash and each party agreeing to bear its own legal fees.

Threatened Litigation:

        Puyallup Auto Stop Associates, Inc. v. PTW, Inc.: By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc., a subsidiary of the Company, for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000. Investigation into the Company's liability is ongoing.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

        None.

PART III

Item 9. Directors and Executive Officers of the Registrant

        The required information on directors will be contained in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB. The required information on executive officers is set forth in Part I of this Form 10-KSB under an unnumbered item captioned "Executive Officers of Precision Auto Care, Inc."

Item 10. Executive Compensation

        The required information will be set forth under "Executive Compensation" and "Report of the Organization and Compensation Committee on Executive Compensation" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The required information will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB. Except as otherwise stated in the Proxy Statement, the address of each of the persons owning more than 5% of the Company's Common Stock is 748 Miller Drive, S. E., Leesburg, VA 20175.

Item 12. Certain Relationships and Related Transactions

        The required information will be set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

Item 13. Exhibits and Reports On Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements

  The following financial statements appear in Part II, Item 7 of this report:

    Report of Independent Auditors
    Audited Financial Statements
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

(b)
Reports on Form 8-K

(i)
On May 1, 2003, a Form 8-K was filed related to Precision Auto Care, Inc.'s sale of substantially all of the assets of its Hydro Spray Car Wash Equipment Co., Ltd. subsidiary.

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
3.3
Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated October 28, 2002 to create a new series of preferred stock designated as Series A Cumulative Redeemable Preferred Stock, included as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.
3.4
Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated January 15, 2003 to increase the number of authorized shares, amend the required number of Board of Directors, and amend the terms of the Board of Directors, included as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed February 14, 2003, is incorporated herein by reference.
4.1
Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-01) between the Company and Desarollo Integrado, S. A. de C. V., included as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.
4.2
Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-02) between the Company and Arthur C. Kellar, included as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.
10.1
Precision Auto Care, Inc. 1998 Employee Stock Purchase Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-49097), filed April 1, 1998, is incorporated herein by reference.
10.2
Precision Auto Care Inc. 2000 Outside Directors' Stock Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39226), filed June 14, 2000, is incorporated herein by reference.
10.3
Precision Auto Care, Inc. 1998 Outside Directors' Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-85877), filed August 25, 1999, is incorporated herein by reference.
10.4
Precision Auto Care, Inc. 1999 Employee Stock Option and Restricted Stock Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-85879), filed August 25, 1999, is incorporated herein by reference.
10.5	Precision Tune Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47165), filed March 2, 1998, is incorporated herein by reference.
10.6	Precision Auto Care Employee Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47169), filed March 2, 1998, is incorporated herein by reference.

10.7
Precision Auto Care, Inc. Director Stock Option Plan, included as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-47171), filed March 2, 1998, is incorporated herein by reference.
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
10.10
Agreement dated August 3, 2000 between the Company and Louis M. Brown, Jr., included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.
10.11
Registration Rights Agreement dated August 4, 2000 among the Company, Louis M. Brown, Jr., Arthur Kellar and Desarollo Integrado, S. A. de C. V., included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.
10.12
Lease dated December 3, 2001 between Leesburg Airpark III, LLC and Precision Tune Auto Care, Inc., included as an Exhibit to the Company's Annual Report on Form 10-K, filed October 15, 2002, is incorporated herein by reference.
10.13
Amended and Restated Registration Rights Agreement dated October 29, 2002 by and among the Company, Louis M. Brown, Jr., Arthur C. Kellar, and Desarollo Integrado, S. A. de C. V., included as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.
21*	Significant Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP, Independent Auditors.
31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

Item 14. Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2003.

PRECISION AUTO CARE, INC.
By:	/s/ LOUIS M. BROWN, JR. Louis M. Brown, Jr. President and Chief Executive Officer (Duly Authorized Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS M. BROWN, JR. Louis M. Brown, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2003
/s/ ROBERT R. FALCONI Robert R. Falconi	Executive Vice President and Chief Operating Officer (Principal Financial Accounting Officer)	September 25, 2003
/s/ WOODLEY A. ALLEN Woodley A. Allen	Chairman of the Board	September 25, 2003
/s/ BASSAM N. IBRAHIM Bassam N. Ibrahim	Director	September 25, 2003
/s/ JOHN D. SANDERS John D. Sanders	Director	September 25, 2003
/s/ PETER C. KEEFE Peter C. Keefe	Director	September 25, 2003

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
PRECISION AUTO CARE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PRECISION AUTO CARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
PRECISION AUTO CARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PRECISION AUTO CARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
PRECISION AUTO CARE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures
PART III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports On Form 8-K
  Item 14. Controls and Procedures
SIGNATURES