Form 10QSB
period 2003-09-30
PRECISION AUTO CARE INC
filed 2003-11-07
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 16,808,833 shares of Common Stock as of October 30, 2003.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and “plan” as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2003 under the caption “Business—Risk Factors,” general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,568,077	$1,564,110
Accounts receivable, net of allowance of $123,834 and $184,607, respectively	632,388	756,565
Other assets	417,272	401,079
Assets of discontinued operations	5,945	16,759
Total current assets	2,623,682	2,738,513

Property, plant and equipment, at cost	4,107,201	4,092,222
Less: Accumulated depreciation	(3,742,267)	(3,664,823)
	364,934	427,399

Goodwill	8,711,744	8,711,744
Deposits and other	257,865	130,648

Total assets	$11,958,225	$12,008,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,530,911	$2,543,945
Board LLC note	40,000	116,163
Other notes payable- current	183,527	174,267
Liabilities from discontinued operations	8,165	73,443
Deferred revenue	307,500	307,500
Total current liabilities	3,070,103	3,215,318

Board LLC note	—	516,365
Other notes payable- non-current	159,025	222,357
Deferred revenue and other	133,125	210,000
Total liabilities	3,362,253	4,164,040

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding	5,180,000	5,180,000
Common stock, $.01 par value; 39,000,000 shares authorized; 16,808,833 and 16,558,833 shares issued and outstanding	168,088	165,588
Additional paid-in capital	52,838,726	52,380,481
Accumulated deficit	(49,590,842)	(49,881,805)
Total stockholders’ equity	8,595,972	7,844,264
Total liabilities and stockholders’ equity	$11,958,225	$12,008,304

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,847,787	$3,077,841
Franchise development	174,123	139,310
Company owned centers	—	73,763
Other	155,398	118,748

Total revenues	3,177,308	3,409,662

Direct cost:
Franchise support	1,909,620	2,063,253

Contribution	1,267,688	1,346,409

General and administrative expense	1,055,033	1,008,216
Depreciation expense	77,444	100,924
Other operating expense	—	2,716

Operating income	135,211	234,553

Gain on debt restructuring	160,353	—
Interest expense	(5,832)	(524,223)
Other income	6,529	6,138

Total other income (expense)	161,050	(518,085)

Income (loss) before income tax expense	296,261	(283,532)
Provision for income taxes	—	—
Income (loss) from continuing operations	296,261	(283,532)

Discontinued operations:
Income (loss) from discontinued operations	20,602	(149,856)

Net income (loss)	316,863	(433,388)
Preferred stock dividends	25,900	—
Net income (loss) applicable to common shareholders	$290,963	$(433,388)

Income (loss) from continued operations per common share- Basic	$0.02	$(0.02)
Gain (loss) from discontinued operations per common share- Basic	0.00	(0.01)
Net income (loss) applicable to common stock per common share- Basic	$0.02	$(0.03)

Income (loss) from continued operations per common share- Diluted	$0.01	$(0.02)
Gain (loss) from discontinued operations per common share- Diluted	0.00	(0.01)
Net income (loss) applicable to common stock per common share- Diluted	$0.01	$(0.03)

Weighted average common shares outstanding—Basic	16,558,833	13,318,030
Weighted average common shares outstanding—Diluted	21,769,483	13,318,030

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Operating activities:
Net income (loss) applicable to common shareholders	$290,963	$(433,388)
Net (gain) loss from discontinued operations	(20,602)	149,856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	77,444	100,924
Amortization of debt discount	—	56,805
Gain on debt restructuring	(160,353)	—
Stock issued for compensation	132,500	—
Stock option compensation	106,070	—
Changes in assets and liabilities from continuing operations:
Accounts receivable	124,177	(20,020)
Inventory	—	(60,681)
Prepaid expenses, deposits and other	(143,410)	(27,754)
Accounts payable and accrued liabilities	12,866	114,451
Deferred revenue and other	(76,875)	(44,839)
Changes in assets and liabilities of discontinued operations	(33,862)	(77,751)

Net cash provided by (used in) operating activities	308,918	(242,397)
Investing activities:
Purchases of property and equipment	(14,978)	(2,520)

Net cash used in investing activities	(14,978)	(2,520)
Financing activities:
Payment of preferred stock dividends	(25,900)	—
Repayment of subordinated debt and other notes payable	(264,073)	(188,302)

Net cash used in financing activities	(289,973)	(188,302)

Net change in cash and cash equivalents	3,967	(433,219)
Cash and cash equivalents at beginning of year	1,564,110	1,029,643

Cash and cash equivalents at end of period	$1,568,077	$596,424

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for cash and issuance of debt and warrants	$632,528	$—
Fair value of cash, debt and warrants issued in exchange for cancellation of debt	$472,175	$—
Property and equipment acquired under capital lease	$—	$25,992

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-KSB for the year ended June 30, 2003.

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

This statement requires that goodwill be tested for impairment annually unless the underlying reporting unit has not changed significantly, the most recent valuation substantially exceeded the carrying value of goodwill, and events or circumstances have not occurred such that the likelihood of impairment is remote.  In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit.  This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.  This income approach based valuation considered the nature of the reporting unit’s business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity.  During the three months ended September 30, 2003, management determined that goodwill was not impaired based upon the absence of a significant change in the assets and liabilities that make up the reporting unit since the date of the last valuation, its fair value of approximately $9.5 million was in excess of its carrying value of approximately $8.6 million, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit was remote, and there were no significant changes in the business of the reporting unit since the date of the last valuation that would likely reduce the fair value of the reporting unit below its carrying amount.

Stock Options

The Company generally applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied.  The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

Historically, no stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, the Company issued 65,000 options in the three months ended September 30, 2003 which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense will be recognized over the vesting period of these options.  The

Company also repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44 which triggers variable accounting.  As a result, the Company recorded compensation expense of approximately $105,000 and $0 associated with these options during the three months ended September 30, 2003 and 2002, respectively.  Had compensation cost for all options been determined based on the fair value at the grant dates during the three months ending September 30, 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net income (loss) and income (loss) per share would have been as follows:

	Three Months Ended September 30,
	2003	2002

Net income (loss) applicable to common shareholders	$290,963	$(433,388)
Add: Total stock-based compensation expense reported in net income (loss)	238,570	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	170,500	52,000
Pro forma net income (loss)	$359,033	$(485,388)
Earnings per share:
Basic- as reported	$0.02	$(0.03)
Diluted- as reported	$0.01	$(0.03)
Basic- pro forma	$0.02	$(0.04)
Diluted- pro forma	$0.02	$(0.04)
Weighted average shares:
Weighted average common shares outstanding—Basic	16,558,833	13,318,030
Weighted average common shares outstanding—Diluted	21,769,483	13,318,030

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Note 3 - New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 became effective for the Company in the first quarter of fiscal year 2004.  Upon adoption, the Company’s redeemable preferred stock was reclassified to stockholders’ equity.

Note 4 – Discontinued Operations

The Company disposed of its manufacturing and distribution operating segment as a result of the sale of substantially all of the assets of Worldwide Drying Systems (Worldwide) and Hydro Spray Car Wash Equipment Co. (Hydro Spray) in March 2003 and April 2003, respectively.

As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities.  These assets and liabilities are included in the assets and liabilities from discontinued operations at September 30, 2003:

September 30, 2003
Assets of discontinued operations:
Accounts receivable, net	$5,945
Total assets of discontinued operations	$5,945

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$8,165
Total liabilities of discontinued operations	$8,165

The following amounts related to the Company’s manufacturing operations have been segregated from continuing operations and reflected as discontinued operations for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002

Revenues	$—	$1,318,013

Expenses:
Direct costs	—	1,103,343
General and administrative expense	4,396	327,880
Depreciation expense	—	21,590
Other expense (income)	(24,998)	15,056
Income (loss) from discontinued operations	$20,602	$(149,856)

Note 5 – Net Income (Loss) Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The weighted average number of shares outstanding related to stock options at September 30, 2003 and 2002 was 1,918,486 and 1,717,325, respectively.  Only stock options with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	September 30, 2003	September 30, 2002
Numerator:
Income (loss) from continuing operations	$296,261	$(283,532)
Gain (loss) from discontinued operations	20,602	(149,856)
Preferred stock dividends	(25,900)	—
Net income (loss) applicable to common Shareholders	$290,963	$(433,388)
Denominator:
Denominator for basic EPS weighted-average-shares	16,558,833	13,318,030
Common stock equivalent-stock options	5,210,650	—
Denominator for diluted EPS weighted-average-shares	21,769,483	13,318,030
Basic income (loss) from continued operations per share	$0.02	$(0.02)
Basic income (loss) from discontinued operations per share	0.00	(0.01)
Basic income (loss) applicable to common shareholders per share	0.02	(0.03)
Diluted income (loss) from continued operations per share	0.01	(0.02)
Diluted income (loss) from discontinued operations per share	0.00	(0.01)
Diluted income (loss) applicable to common shareholders per share	$0.01	$(0.03)

Note 6 - Debt

Debt Restructuring

In October 1998, a subordinated debenture in the amount of $2.0 million was executed with an LLC composed of certain members of the Company’s board of directors (Board LLC).  On July 17, 2003, the Company reached an agreement to restructure the Board LLC subordinated debt.  The terms of the agreement called for the following:

•      Payment of $200,000 within 3 days of receipt of approval by the Company’s Board of Directors.

•      Issuance of a non-interest bearing note payable in the amount of $50,000, payable in ten monthly installments of $5,000 each, commencing one month after the date of approval by the Company’s Board of Directors.

•      Issuance of warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.44 per share having a fair value of approximately $222,000.

The Company recognized a gain of approximately $160,000 from the cancellation of this debenture in the first quarter of fiscal year 2004.

Note 7 – Contingencies

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

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

Gulshan Hirji, a stockholder of Paisa, Inc. (“Paisa”), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  PACI seeks a judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys’ fees, and has filed a cross-complaint seeking damages from Hirji in excess of $1,000,000 based on fraudulent representations made to PACI.

The case has been consolidated into PACI’s suit against Hirji on the note for $500,000.  Discovery is ongoing.  Mediation is scheduled for November 5, 2003.  A settlement conference is scheduled for January 6, 2004, and trial is scheduled to begin January 20, 2004.

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.:  By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.

The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in cases involving defaults and terminations of franchises.

The Company does not believe that any of the above proceedings will result in material judgments against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations.  The Company believes that it has adequately reserved for a possible adverse judgment in the Hirji matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission on September 29, 2003.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Significant Accounting Policies

Revenue Recognition

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

Management reviews royalty receivables on a regular basis and establishes reserves as necessary based upon historical payment history and overall operating performance of the franchisee.

Deferred Tax Valuation Allowance

Given the Company’s history of losses from fiscal years 1999, 2000, 2001 and 2002, management has established a valuation allowance against the entire deferred tax asset.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Summary (in thousands)

	Three Months Ended September 30,
	2003	%	2002	%
Automotive care franchising revenue	$3,022	95	$3,217	94
Other	155	5	193	6
Total revenues	$3,177	100%	$3,410	100%
Automotive care franchising direct cost	1,764	56	1,949	57
Other	146	5	114	3
Total direct cost	1,910	61	2,063	60
General and administrative	1,055	33	1,008	30
Depreciation expense	77	2	101	3
Other operating expense	—	0	3	0
Operating income	135	4	235	7
Other	161	5	(518)	(15)
Gain (loss) from discontinued operations	21	1	(150)	(4)
Net income (loss)	317	10	(433)	(12)
Preferred stock dividends	26	1	—	—
Net income (loss) applicable to common shareholders	$291	9%	$(433)	(12)%

Revenue. Total revenues for the three months ended September 30, 2003 was $3.2 million, a decrease of approximately $233,000, or 7%, compared with total revenues of $3.4 million for the three months ended September 30, 2002.

Automotive care franchising revenue for the three months ended September 30, 2003 was $3.0 million, a decrease of approximately $195,000, or 6%, compared with automotive care revenues of $3.2 million for the three months ended September 30, 2002.  This decrease was partially the result of system wide store sales for the three months ended September 30, 2003 being slightly lower than sales for the three months ended September 30, 2002.  The Company also received fewer settlement payments for delinquent royalties during the three months ended September 30, 2003 than it received during the three months ended September 30, 2002.

Other revenue for the three months ended September 30, 2003 was $155,000, a decrease of approximately $38,000, or 20%, compared to $193,000 for the three months ended September 30, 2002.  This decrease was due primarily to the sale of its company operated stores in Mexico during the quarter ended September 30, 2002.

Direct Cost. Total direct costs for the three months ended September 30, 2003 totaled $1.9 million, a decrease of $153,000 or 7%, compared with $2.1 million for the three months ended September 30, 2002.

Automotive care franchising direct costs for the three months ended September 30, 2003 totaled $1.8 million, a decrease of $185,000 or 9%, compared with $1.9 million for the three months ended September 30, 2002.  This decrease is consistent with lower automotive care franchising revenues.

Other direct costs for the three months ended September 30, 2003 totaled $146,000, an increase of $32,000 or 28%, compared with $114,000 for the three months ended September 30, 2002.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended September 30, 2003, an increase of $47,000 or 5%, compared with $1.0 million for the three months ended September 30, 2002.  In the three months ended September 30, 2003, the company incurred compensation costs of approximately $133,000 associated with stock and option grants to officers of the Company and approximately $105,000 of compensation costs associated with repurchased options from employees (see Item 1- Note 2).  There were no such costs incurred in the three months ended September 30, 2002.  These compensation costs were offset by management’s cost reduction initiatives in general and administrative costs for the three months ended September 30, 2003.

Operating Income (Loss) From Continuing Operations.  The Company recorded operating income for the three months ended September 30, 2003 of approximately $135,000 compared with operating income of $235,000 for the three months ended September 30, 2002.

Other Income (Expense).  The Company recorded a gain in Other Income (Expense) of $161,000 for the three months ended September 30, 2003, which represents an increase in Other Income (Expense) of approximately $679,000 or 131% compared to the $518,000 loss in Other Income (Expense) for the three months ended September 30, 2002.  This increase was primarily the result of the approximately $518,000 reduction in interest expense as a result of the Company’s debt restructuring in fiscal year 2003.  The Company also recognized a $160,000 gain from the debt restructuring that was completed in the first quarter of fiscal year 2004 (see Item 1 - Note 6).

Gain (Loss) From Discontinued Operations.  The Company recorded a gain from discontinued operations for the three months ended September 30, 2003 of $21,000 compared with a loss from discontinued operations of $150,000 for the three months ended September 30, 2002 relating to the disposal of its manufacturing operations (see Item 1- Note 4).

Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $291,000, or $0.02 per share, for the three months ended September 30, 2003 compared to the Net Loss Applicable to Common Shareholders of $433,000, or ($0.03) per share, for the three months ended September 30, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2003 was $1.6 million.  This represents an increase of $4,000 from June 30, 2003.  During the period, cash provided by operations was $309,000.  The Company generated operating profit in the fiscal year 2003 and the first quarter of 2004 with the expectation it will continue to do so for the remainder of fiscal year 2004.

Cash used in investing activities for the three months ended September 30, 2003 was $15,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the three months ended September 30, 2003 was $290,000. Cash used in financing activities during the period consisted primarily of repayments of the subordinated debt and other notes payable.

Debt Transactions

On July 17, 2003, the Company reached an agreement to restructure $632,528 outstanding on the Board LLC subordinated debt.  The terms of the agreement called for the following:

•    Payment of $200,000 within 3 days of receipt of approval by the Company’s Board of Directors.

•    Issuance of a non-interest bearing note payable in the amount of $50,000, payable in ten monthly installments of $5,000 each, commencing one month after the date of approval by the Company’s Board of Directors.

•    Issuance of warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.44 per share having a fair value of approximately $222,000.

The Company recognized a gain of approximately $160,000 from the cancellation of this debenture in the first quarter of fiscal year 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

Gulshan Hirji, a stockholder of Paisa, Inc. (“Paisa”), filed suit against PACI alleging that PACI breached a contract between PACI and Paisa entered into in June 1998 and amended in August 1998, and made fraudulent representations and negligent misrepresentations in connection with the alleged contract.  The plaintiff seeks damages of $7,000,000, consequential damages, punitive damages, attorneys’ fees, prejudgment interest and such other relief as the Court deems proper.  PACI denies the allegations and intends to vigorously defend the allegations in the lawsuit.  PACI seeks a judgment against Gulshan Hirji on her guaranty of a promissory note for $500,000 plus interest and attorneys’ fees, and has filed a cross-complaint seeking damages from Hirji in excess of $1,000,000 based on fraudulent representations made to PACI.

The case has been consolidated into PACI’s suit against Hirji on the note for $500,000.  Discovery is ongoing.  Mediation is scheduled for November 5, 2003.  A settlement conference is scheduled for January 6, 2004, and trial is scheduled to begin January 20, 2004.

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.:  By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.

The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in cases involving defaults and terminations of franchises.

The Company does not believe that any of the above proceedings will result in material judgments against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations.  The Company believes that it has adequately reserved for a possible adverse judgment in the Hirji matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The information concerning defaults and the subsequent cure thereof with respect to the Company’s indebtedness contained in Note 6 to the Company’s financial statements and appearing at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1*       Agreement dated July 17, 2003 between the Company and Board L.L.C. terminating the Subordinated Debenture dated October 15, 1998 between the Company and Board L.L.C.

31.1*       Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*       Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Filed herewith

(b)  Reports on Form 8-K

(i)            On August 22, 2003, a Form 8-K was filed announcing the Company’s preliminary fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2003.

Precision Auto Care, Inc.

/s/ Louis M. Brown, Jr.
By:
Louis M. Brown, Jr.
Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	November 7, 2002
Chairman of the Board of Directors
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President	November 7, 2002
(Principal Financial and Accounting Officer)
Robert R. Falconi