Form 10QSB
period 2003-12-31
PRECISION AUTO CARE INC
filed 2004-02-13
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 16,808,833 shares of Common Stock as of January 16, 2004.

Transitional Small Business Disclosure Format:                  Yes  ☐        No  ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2003 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,222,718	$1,564,110
Restricted cash	25,000	—
Accounts receivable, net of allowance of $203,766 and $184,607, respectively	520,934	756,565
Notes receivable	254,922	160,352
Other assets	263,841	240,727
Assets of discontinued operations	5,945	16,759
Total current assets	2,293,360	2,738,513

Property, plant and equipment, at cost	4,126,048	4,092,222
Less: Accumulated depreciation	(3,821,615)	(3,664,823)
	304,433	427,399

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $83,667 and $178,796, respectively	256,448	106,334
Deposits and other	24,314	24,314

Total assets	$11,590,299	$12,008,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,159,891	$2,543,945
Board LLC note	25,000	116,163
Other notes payable- current	189,911	174,267
Liabilities from discontinued operations	7,414	73,443
Deferred revenue	327,260	307,500
Total current liabilities	2,709,476	3,215,318

Board LLC note	—	516,365
Other notes payable- non-current	16,338	222,357
Deferred revenue and other	56,250	210,000
Total liabilities	2,782,064	4,164,040

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding	5,180,000	5,180,000
Common stock, $.01 par value; 39,000,000 shares authorized; 16,808,833 and 16,558,833 shares issued and outstanding	168,088	165,588
Additional paid-in capital	52,784,541	52,380,481
Accumulated deficit	(49,324,394)	(49,881,805)
Total stockholders’ equity	8,808,235	7,844,264
Total liabilities and stockholders’ equity	$11,590,299	$12,008,304

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,480,812	$2,448,061
Franchise development	153,309	63,206
Other	160,252	155,241

Total revenues	2,794,373	2,666,508

Direct cost:
Franchise support	1,763,727	1,631,659

Contribution	1,030,646	1,034,849

General and administrative expense	723,727	1,043,748
Depreciation expense	79,348	101,882
Other operating expense	—	2,404

Operating income (loss)	227,571	(113,185)

Gain on debt restructuring	32,522	6,941,938
Interest expense	(6,201)	(180,173)
Other income	35,133	5,339

Total other income (expense)	61,454	6,767,104

Income before income tax expense	289,025	6,653,919
Provision for income taxes	—	—
Income from continuing operations	289,025	6,653,919

Discontinued operations:
Income (loss) from discontinued operations	3,323	(32,715)

Net income	292,348	6,621,204
Preferred stock dividends	25,900	—
Net income applicable to common shareholders	$266,448	$6,621,204

Income from continued operations per common share- Basic	$0.02	$0.44
Gain (loss) from discontinued operations per common share- Basic	0.00	0.00
Net income applicable to common stock per common share- Basic	$0.02	$0.44

Income from continued operations per common share- Diluted	$0.01	$0.44
Gain (loss) from discontinued operations per common share- Diluted	0.00	0.00
Net income applicable to common stock per common share- Diluted	$0.01	$0.44

Weighted average common shares outstanding—Basic	16,808,833	15,002,813
Weighted average common shares outstanding—Diluted	24,544,775	15,013,613

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$5,328,599	$5,525,902
Franchise development	327,432	202,516
Company owned centers	—	73,763
Other	315,650	273,989

Total revenues	5,971,681	6,076,170

Direct cost:
Franchise support	3,673,347	3,694,912

Contribution	2,298,334	2,381,258

General and administrative expense	1,778,760	2,051,963
Depreciation expense	156,792	202,806
Other operating expense	—	5,119

Operating income	362,782	121,370

Gain on debt restructuring	192,875	6,941,938
Interest expense	(12,034)	(704,397)
Other income	41,662	11,477

Total other income (expense)	222,503	6,249,018

Income before income tax expense	585,285	6,370,388
Provision for income taxes	—	—
Income from continuing operations	585,285	6,370,388

Discontinued operations:
Income (loss) from discontinued operations	23,926	(182,572)

Net income	609,211	6,187,816
Preferred stock dividends	51,800	—
Net income applicable to common shareholders	$557,411	$6,187,816

Income from continued operations per common share- Basic	$0.03	$0.45
Gain (loss) from discontinued operations per common share- Basic	0.00	(0.01)
Net income applicable to common stock per common share- Basic	$0.03	$0.44

Income from continued operations per common share- Diluted	$0.02	$0.45
Gain (loss) from discontinued operations per common share- Diluted	0.00	(0.01)
Net income applicable to common stock per common share- Diluted	$0.02	$0.44

Weighted average common shares outstanding—Basic	16,684,516	14,165,025
Weighted average common shares outstanding—Diluted	23,380,632	14,175,825

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$557,411	$6,187,816
Net (gain) loss from discontinued operations	(23,926)	182,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	156,792	202,806
Amortization of debt discount	—	19,391
Gain on debt restructuring	(192,875)	(6,941,938)
Gain on disposal of asset	(25,000)	—
Stock based compensation	184,384	—
Changes in assets and liabilities from continuing operations:
Accounts receivable	235,632	44,828
Prepaid expenses, deposits and other	(132,358)	(153,915)
Accounts payable and accrued liabilities	(280,898)	418,300
Deferred revenue and other	(133,990)	(152,946)
Changes in assets and liabilities of discontinued operations	(31,289)	18,040

Net cash provided by (used in) operating activities	313,883	(175,046)
Investing activities:
Purchases of property and equipment	(78,826)	(29,609)
Sale of Mexican subsidiary	—	175,000
Sale of property and equipment	—	1,884

Net cash (used in) provided by investing activities	(78,826)	147,275
Financing activities:
Payment of preferred stock dividends	(51,800)	—
Repayment of subordinated debt and other notes payable	(499,649)	(370,207)

Net cash used in financing activities	(551,449)	(370,207)

Net change in cash and cash equivalents	(316,392)	(397,978)
Cash and cash equivalents at beginning of year	1,564,110	1,029,643

Cash and cash equivalents at end of period	$1,247,718	$631,665

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$—	$12,621,938
Fair value of common and preferred stock issued in exchange for cancellation of debt	—	5,680,000
Carrying value of debt cancelled in exchange for cash and issuance of debt and warrants	833,900	—
Fair value of debt and warrants issued in exchange for cancellation of debt	272,175	—
Property and equipment acquired under capital lease	$—	$25,992

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

This statement requires that goodwill be tested for impairment annually unless the underlying reporting unit has not changed significantly, the most recent valuation substantially exceeded the carrying value of goodwill, and events or circumstances have not occurred such that the likelihood of impairment is remote.  In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit.  This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.  This income approach based valuation considered the nature of the reporting unit’s business, the economic outlook of its industry, underlying assets, financial condition, and future earning capacity.  During the six months ended December 31, 2003, management determined that goodwill was not impaired based upon the absence of a significant change in the assets and liabilities that make up the reporting unit since the date of the last valuation, its fair value of approximately $9.5 million was in excess of its carrying value of approximately $8.8 million, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit was remote, and there were no significant changes in the business of the reporting unit since the date of the last valuation that would likely reduce the fair value of the reporting unit below its carrying amount.

Stock Options

The Company applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock based compensation and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied.

Historically, no stock-based compensation was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, the Company issued 65,000 options in the six months ended December 31, 2003 which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense will be recognized over the vesting period of these options.  The Company also repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation”, which triggers variable accounting.  As a result, the Company recorded compensation expense of approximately $50,000 and $0 associated with these options during the six months ended December 31, 2003 and 2002, respectively.  Had compensation expense for all options been determined based on the fair value at the grant dates during the six months ending December 31, 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Six Months Ended December 31,
	2003	2002

Net income applicable to common shareholders	$557,411	$6,187,816
Add: Total stock-based compensation expense reported in net income	184,384	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	200,500	45,000
Pro forma net income	$541,295	$6,142,816
Earnings per share:
Basic- as reported	$0.03	$0.44
Diluted- as reported	$0.02	$0.44
Basic- pro forma	$0.03	$0.43
Diluted- pro forma	$0.02	$0.43
Weighted average shares:
Weighted average common shares outstanding—Basic	16,684,516	14,165,025
Weighted average common shares outstanding—Diluted	23,380,632	14,175,825

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 - New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 became effective for the Company in the first quarter of fiscal year 2004.  Upon adoption, the Company’s redeemable preferred stock was no longer required to be presented in the mezzanine section of the balance sheet, and is now appropriately classified as equity.

Note 4 – Discontinued Operations

The Company disposed of its manufacturing and distribution operating segment as a result of the sale of substantially all of the assets of Worldwide Drying Systems (Worldwide) and Hydro Spray Car Wash Equipment Co. (Hydro Spray) in March 2003 and April 2003, respectively.

As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities.  These assets and liabilities are included in the assets and liabilities from discontinued operations at December 31, 2003:

December 31, 2003
Assets of discontinued operations:
Accounts receivable, net	$5,945
Total assets of discontinued operations	$5,945

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$7,414
Total liabilities of discontinued operations	$7,414

The following amounts related to the Company’s manufacturing operations have been segregated from continuing operations and reflected as discontinued operations for the six months ended December 31, 2003 and 2002:

	Six Months Ended December 31,
	2003	2002

Revenues	$—	$2,802,261

Expenses:
Direct costs	—	2,246,416
General and administrative expense	1,072	676,061
Depreciation expense	—	43,274
Other (income) expense	(24,998)	19,082
Income (loss) from discontinued operations	$23,926	$(182,572)

Note 5 – Net Income (Loss) Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The weighted average number of shares outstanding related to stock options at December 31, 2003 and 2002 was 1,928,899 and 1,669,200, respectively.  Only stock options with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Numerator:
Income from continuing operations	$289,025	$6,653,919	$585,285	$6,370,388
Gain (loss) from discontinued operations	3,323	(32,715)	23,926	(182,572)
Preferred stock dividends	(25,900)	—	(51,800)	—
Net income applicable to common Shareholders	$266,448	$6,621,204	$557,411	$6,187,816
Denominator:
Denominator for basic EPS weighted- average-shares	16,808,833	15,002,813	16,684,516	14,165,025
Common stock equivalents- stock options and warrants	7,735,942	10,800	6,696,116	10,800
Denominator for diluted EPS weighted- average-shares	24,544,775	15,013,613	23,380,632	14,175,825
Basic income from continued operations per share	$0.02	$0.44	$0.03	$0.45
Basic income (loss) from discontinued operations per share	0.00	0.00	0.00	(0.01)
Basic income applicable to common shareholders per share	0.02	0.44	0.03	0.44
Diluted income from continued operations per share	0.01	0.44	0.02	0.45
Diluted income (loss) from discontinued operations per share	0.00	0.00	0.00	(0.01)
Diluted income applicable to common shareholders per share	$0.01	$0.44	$0.02	$0.44

Common stock equivalents include the dilutive effect of 11,472,039 warrants outstanding as of December 31, 2003.

Note 6 - Debt

Debt Restructuring

In October 1998, a subordinated debenture in the amount of $2.0 million was executed with an LLC composed of certain members of the Company’s board of directors (Board LLC).  On July 17, 2003, the Company reached an agreement to restructure the remaining $633,000 due to the Board LLC.  The terms of the agreement called for the following:

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

The Company recognized a gain of approximately $160,000 from this debt restructuring in the first quarter of fiscal year 2004.

In December 2003, the Company paid approximately $169,000 in full satisfaction of the $201,000 of debt owed to Radiant Systems, Inc.  The Company recognized a gain of approximately $32,000 from this transaction in the second quarter of fiscal year 2004.

In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock in exchange for surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

Note 7 – Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

On November 6, 2003, the parties agreed to settle all claims and counterclaims in this previously reported lawsuit with PACI agreeing to pay $72,800 to Hirji.  An accrual has been established for the settlement of this matter as of December 31, 2003.

Luminivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Luminivision filed suit in 2002 against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.  Management believes this suit will not have a material impact on the Company’s consolidated results of operations.

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.

By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.  The outcome of this matter cannot be determined at this time.

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

Note 8 – Subsequent Event

In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock in exchange for surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

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

Critical Accounting Policies

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

Results of Operations

Comparison of the three months ended December 31, 2003 to the three months ended December 31, 2002

Summary (in thousands)

	Three Months Ended December 31,
	2003	%	2002	%
Automotive care franchising revenue	$2,634	94	$2,511	94
Other	160	6	155	6
Total revenues	$2,794	100%	$2,666	100%
Automotive care franchising direct cost	1,623	58	1,552	58
Other	141	5	80	3
Total direct cost	1,764	63	1,632	61
General and administrative	723	26	1,043	39
Depreciation expense	79	3	102	4
Other operating expense	—	0	2	0
Operating income (loss)	228	8	(113)	(4)
Other	61	2	6,767	253
Gain (loss) from discontinued operations	3	0	(33)	(1)
Net income	292	10	6,621	248
Preferred stock dividends	26	1	—	—
Net income applicable to common shareholders	$266	9%	$6,621	248%

Revenue. Total revenues for the three months ended December 31, 2003 was approximately $2.8 million, an increase of approximately $128,000, or 5%, compared with total revenues of approximately $2.7 million for the three months ended December 31, 2002.

Automotive care franchising revenue for the three months ended December 31, 2003 was $2.6 million, an increase of approximately $123,000, or 5%, compared with automotive care revenues of $2.5 million for the three months ended December 31, 2002.  This increase was primarily the result of an increase in franchise development revenues of $90,000.  The Company sold two new domestic franchise licenses, one international master franchise license, and a domestic area development license during the three months ended December 31, 2003.  There were no comparable sales during the three months ended December 31, 2002.

Direct Cost. Total direct costs for the three months ended December 31, 2003 totaled $1.8 million, an increase of $132,000 or 8%, compared with $1.6 million for the three months ended December 31, 2002.  This increase is consistent with higher automotive care franchising revenues.

General and Administrative Expense. General and administrative expense was $723,000 for the three months ended December 31, 2003, a decrease of $320,000 or 31%, compared with $1.0 million for the three months ended December 31, 2002.  This decrease was primarily the result of management’s cost reduction initiatives in general and administrative costs for the three months ended December 31, 2003.

Operating Income (Loss) From Continuing Operations.  The Company recorded operating income for the three months ended December 31, 2003 of approximately $228,000 compared with operating loss of $113,000 for the three months ended December 31, 2002.

Other Income (Expense).  The Company recorded a gain in Other Income (Expense) of $61,000 for the three months ended December 31, 2003, which represents a decrease in Other Income (Expense) of approximately $6.7 million or 99% compared to the $6.8 million gain in Other Income (Expense) for the three months ended December 31, 2002.  This decrease was primarily attributed to the $6.9 million gain on debt extinguishment as a result of the Company’s debt restructuring in fiscal year 2003.  This decrease was partially offset by the Company’s payment of approximately $169,000 in full satisfaction of a $201,000 debt in the three months ended December 31, 2003.  The Company recognized a gain of approximately $32,000 from this transaction in December 2003 (see Item 1- Note 6).  This decrease in Other Income (Expense) was further offset by a $174,000 reduction in interest expense for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Gain (Loss) From Discontinued Operations.  The Company recorded a gain from discontinued operations for the three months ended December 31, 2003 of $3,000 compared with a loss from discontinued operations of $33,000 for the three months ended December 31, 2002 relating to the disposal of its manufacturing operations (see Item 1- Note 4).

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $266,000, or $0.02 per share, for the three months ended December 31, 2003 compared to the Net Income Applicable to Common Shareholders of $6.6 million, or $0.44 per share, for the three months ended December 31, 2002.

Results of Operations

Comparison of the six months ended December 31, 2003 to the six months ended December 31, 2002

Summary (in thousands)

	Six Months Ended December 31,
	2003	%	2002	%
Automotive care franchising revenue	$5,656	95	$5,728	94
Other	316	5	348	6
Total revenues	$5,972	100%	$6,076	100%
Automotive care franchising direct cost	3,386	57	3,501	58
Other	287	5	194	3
Total direct cost	3,673	62	3,695	61
General and administrative	1,779	29	2,052	34
Depreciation expense	157	3	203	3
Other operating expense	—	0	5	0
Operating income	363	6	121	2
Other	222	4	6,249	103
Gain (loss) from discontinued operations	24	0	(182)	(3)
Net income (loss)	609	10	6,188	102
Preferred stock dividends	52	1	—	—
Net income (loss) applicable to common shareholders	$557	9%	$6,188	102%

Revenue. Total revenues for the six months ended December 31, 2003 was approximately $6.0 million, a decrease of approximately $104,000, or 2%, compared with total revenues of approximately $6.1 million for the six months ended December 31, 2002.

Automotive care franchising revenue for the six months ended December 31, 2003 was approximately $5.6 million, a decrease of approximately $72,000, or 1%, compared with automotive care revenues of approximately $5.7 million for the six months ended December 31, 2002.  This decrease was the result of system wide store sales for the six months ended December 31, 2003 being slightly lower than sales for the six months ended December 31, 2002.  This decrease was partially offset by increases in franchise development revenues, in distribution revenue related to franchise operations, and in same store sales.

Other revenue for the six months ended December 31, 2003 was $316,000, a decrease of approximately $32,000, or 9%, compared to $348,000 for the six months ended December 31, 2002.  This decrease was due primarily to the sale of its company operated stores in Mexico during the quarter ended December 31, 2002 and the resulting reduction in revenue from those stores.

Direct Cost. Total direct costs for the six months ended December 31, 2003 totaled approximately $3.7 million, a decrease of $22,000 or 1%, compared with approximately $3.7 million for the six months ended December 31, 2002.

General and Administrative Expense. General and administrative expense was approximately $1.8 million for the six months ended December 31, 2003, a decrease of $273,000 or 13%, compared with approximately $2.1 million for the six months ended December 31, 2002.  This decrease was primarily the result of management’s cost reduction initiatives in general and administrative costs for the three months ended December 31, 2003.  Specifically, legal and personnel costs were reduced.

Operating Income From Continuing Operations.  The Company recorded operating income for the six months ended December 31, 2003 of approximately $363,000 compared with operating income of $121,000 for the six months ended December 31, 2002.

Other Income (Expense).  The Company recorded a gain in Other Income (Expense) of $222,000 for the six months ended December 31, 2003, which represents a decrease in Other Income (Expense) of approximately $6.0 million or 96% compared to the $6.2 million gain in Other Income (Expense) for the six months ended December 31, 2002.  This decrease was primarily attributed to the $6.9 million gain on debt extinguishment as a result of the Company’s debt restructuring in fiscal year 2003.  This decrease was partially offset by the Company’s gains from debt restructurings totaling approximately $193,000 experienced in the six months ended December 31, 2003 (see Item 1- Note 6).  This decrease was further offset by the associated $692,000 reduction in interest expense for the six months ended December 31, 2003 compared to the six months ended December 31, 2002.

Gain (Loss) From Discontinued Operations.  The Company recorded a gain from discontinued operations for the six months ended December 31, 2003 of $24,000 compared with a loss from discontinued operations of $182,000 for the six months ended December 31, 2002 relating to the disposal of its manufacturing operations (see Item 1- Note 4).

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $557,000, or $0.03 per share, for the six months ended December 31, 2003 compared to the Net Income Applicable to Common Shareholders of $6.2 million, or $0.44 per share, for the six months ended December 31, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at December 31, 2003 was $1.2 million.  This represents a decrease of $316,000 from June 30, 2003.  During the period, cash provided by operations was $314,000.  The Company generated operating profit in fiscal year 2003 and the six months ending December 31, 2003 with the expectation it will continue to do so for the remainder of fiscal year 2004.

Cash used in investing activities for the six months ended December 31, 2003 was $79,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the six months ended December 31, 2003 was $551,000. Cash used in financing activities during the period consisted primarily of repayments of the subordinated debt and other notes payable.

Debt Transactions

In October 1998, a subordinated debenture in the amount of $2.0 million was executed with an LLC composed of certain members of the Company’s board of directors (Board LLC).  On July 17, 2003, the Company reached an agreement to restructure the remaining $633,000 due to the Board LLC.  The terms of the agreement called for the following:

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

The Company recognized a gain of approximately $160,000 from this debt restructuring in the first quarter of fiscal year 2004.

In December 2003, the Company paid approximately $169,000 in full satisfaction of the $201,000 of debt owed to Radiant Systems, Inc.  The Company recognized a gain of approximately $32,000 from this transaction in the second quarter of fiscal year 2004.

In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock in exchange for surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

Gulshan Hirji v. Precision Auto Care, Inc., Los Angeles Superior Court, State of California, Case No. BC279492, Filed August 12, 2002

On November 6, 2003, the parties agreed to settle all claims and counterclaims in this previously reported lawsuit with PACI agreeing to pay $72,800 to Hirji.  An accrual has been established for the settlement of this matter as of December 31, 2003.

Luminivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Luminivision filed suit in 2002 against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.  Management believes this suit will not have a material impact on the Company’s consolidated results of operations.

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.

By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.  The outcome of this matter cannot be determined at this time.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 19, 2003.

The following proposals were adopted by the margins indicated:

1.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld
Woodley A. Allen	15,363,111	65,120
Louis M. Brown, Jr.	15,363,111	65,120
Bassam N. Ibrahim	15,334,571	93,660
Peter C. Keefe	15,363,111	65,120
John D. Sanders, Ph.D	15,363,111	65,120

2.                                       To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending June 30, 2004.

Number of Shares
For	15,426,582
Against	749
Abstain	900

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1*       Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*       Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Filed herewith

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2004.

Precision Auto Care, Inc.

/s/ Louis M. Brown, Jr.
By:
Louis M. Brown, Jr.
Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Louis M. Brown, Jr.	Chief Executive Officer and	February 13, 2004
Chairman of the Board of Directors
	Louis M. Brown, Jr.	(Principal Executive Officer)

/s/	Robert R. Falconi	President	February 13, 2004
(Principal Financial and Accounting Officer)
Robert R. Falconi