Form 10QSB
period 2004-03-31
PRECISION AUTO CARE INC
filed 2004-05-13
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 23,808,602 shares of Common Stock as of April 13, 2004.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,312,134	$1,564,110
Restricted cash	50,106	—
Accounts receivable, net of allowance of $143,162 and $184,607, respectively	522,208	756,565
Notes receivable	253,047	160,352
Other assets	234,975	240,727
Assets of discontinued operations	5,945	16,759
Total current assets	2,378,415	2,738,513

Property, plant and equipment, at cost	4,133,320	4,092,222
Less: Accumulated depreciation	(3,901,827)	(3,664,823)
	231,493	427,399

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $130,067 and $178,796, respectively	267,701	106,334
Deposits and other	24,814	24,314

Total assets	$11,614,167	$12,008,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,999,292	$2,543,945
Board LLC note	10,000	116,163
Other notes payable- current	131,749	174,267
Liabilities from discontinued operations	12,780	73,443
Deferred revenue	301,398	307,500
Total current liabilities	2,455,219	3,215,318

Board LLC note	—	516,365
Other notes payable- non-current	15,079	222,357
Deferred revenue and other	54,375	210,000
Total liabilities	2,524,673	4,164,040

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 202,714 and 500,000 shares issued and outstanding	2,100,117	5,180,000
Common stock, $.01 par value; 39,000,000 shares authorized; 23,808,602 and 16,558,833 shares issued and outstanding	238,086	165,588
Additional paid-in capital	55,768,902	52,380,481
Accumulated deficit	(49,017,611)	(49,881,805)
Total stockholders’ equity	9,089,494	7,844,264
Total liabilities and stockholders’ equity	$11,614,167	$12,008,304

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,603,399	$2,582,786
Franchise development	74,573	52,925
Other	163,109	125,739

Total revenues	2,841,081	2,761,450

Direct cost:
Franchise support	1,723,719	1,650,953

Contribution	1,117,362	1,110,497

General and administrative expense	720,085	915,175
Depreciation expense	80,212	101,996
Other operating expense	—	543

Operating income	317,065	92,783

Gain on debt restructuring	—	2,804,162
Interest expense	(4,527)	(23,497)
Other income	11,751	186

Total other income	7,224	2,780,851

Income before income tax expense	324,289	2,873,634
Provision for income taxes	—	—
Income from continuing operations	324,289	2,873,634

Discontinued operations:
Income (loss) from discontinued operations	320	(278,088)
Gain on disposal	—	143,640

Net income	324,609	2,739,186
Preferred stock dividends	17,826	17,267
Net income applicable to common shareholders	$306,783	$2,721,919

Income from continued operations per common share- Basic	$0.02	$0.18
Gain (loss) from discontinued operations per common share- Basic	0.00	(0.01)
Net income applicable to common stock per common share- Basic	$0.02	$0.17

Income from continued operations per common share- Diluted	$0.01	$0.18
Gain (loss) from discontinued operations per common share- Diluted	0.00	(0.01)
Net income applicable to common stock per common share- Diluted	$0.01	$0.17

Weighted average common shares outstanding—Basic	20,423,929	15,901,363
Weighted average common shares outstanding—Diluted	23,351,858	15,915,209

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$7,931,997	$8,108,689
Franchise development	402,006	255,441
Company owned centers	—	73,763
Other	478,759	399,728

Total revenues	8,812,762	8,837,621

Direct cost:
Franchise support	5,397,066	5,345,865

Contribution	3,415,696	3,491,756

General and administrative expense	2,498,845	2,967,138
Depreciation expense	237,004	304,802
Other operating expense	—	5,669

Operating income	679,847	214,147

Gain on debt restructuring	192,875	9,746,100
Interest expense	(16,561)	(727,887)
Other income	53,413	11,663

Total other income	229,727	9,029,876

Income before income tax expense	909,574	9,244,023
Provision for income taxes	—	—
Income from continuing operations	909,574	9,244,023

Discontinued operations:
Income (loss) from discontinued operations	24,246	(460,660)
Gain on disposal	—	143,640

Net income	933,820	8,927,003
Preferred stock dividends	69,626	17,267
Net income applicable to common shareholders	$864,194	$8,909,736

Income from continued operations per common share- Basic	$0.05	$0.63
Gain (loss) from discontinued operations per common share- Basic	0.00	(0.03)
Net income applicable to common stock per common share- Basic	$0.05	$0.60

Income from continued operations per common share- Diluted	$0.04	$0.63
Gain (loss) from discontinued operations per common share- Diluted	0.00	(0.03)
Net income applicable to common stock per common share- Diluted	$0.04	$0.60

Weighted average common shares outstanding- Basic	17,926,438	14,737,444
Weighted average common shares outstanding- Diluted	21,125,142	14,748,244

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$864,194	$8,909,736
Net (gain) loss from discontinued operations	(24,246)	317,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	237,004	304,802
Amortization of debt discount	—	19,391
Gain on debt restructuring	(192,875)	(9,746,100)
Gain on disposal of asset	(25,000)	—
Stock based compensation	158,861	28,000
Changes in assets and liabilities from continuing operations:
Accounts receivable	234,357	117,062
Prepaid expenses, deposits and other	(163,476)	(453,785)
Accounts payable and accrued liabilities	(420,049)	(380,348)
Deferred revenue and other	(161,727)	(236,071)
Changes in assets and liabilities of discontinued operations	(25,603)	1,016,681

Net cash provided by (used in) operating activities	481,440	(103,612)
Investing activities:
Purchases of property and equipment	(86,098)	(24,761)
Sale of Mexican subsidiary	—	175,000
Sale of property and equipment	—	301,884

Net cash (used in) provided by investing activities	(86,098)	452,123
Financing activities:
Payment of preferred stock dividends	(73,248)	—
Repayment of subordinated debt and other notes payable	(574,070)	(425,953)

Net cash used in financing activities	(647,318)	(425,953)

Net change in cash and cash equivalents	(251,976)	(77,442)
Cash and cash equivalents at beginning of year	1,564,110	1,029,643

Cash and cash equivalents at end of period	$1,312,134	$952,201

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$—	$17,720,508
Fair value of common and preferred stock issued in exchange for cancellation of debt	—	7,974,408
Fair value of preferred stock exchanged for issuance of common stock	3,079,883	—
Fair value of debt and warrants issued in exchange for cancellation of debt	272,175	—
Property and equipment acquired under capital lease	—	25,992

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

Note 2 – Accounting Policy

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets”, which supercedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”.  This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill ceased to be amortized upon the implementation of the statement and the Company tests goodwill at least annually for impairment.

This statement requires that goodwill be tested for impairment annually unless the underlying reporting unit has not changed significantly, the most recent valuation substantially exceeded the carrying value of goodwill, and events or circumstances have not occurred such that the likelihood of impairment is remote.  In June 2002, the Company had a business enterprise valuation conducted of its automotive care franchising reporting unit.  This reporting unit, which is primarily comprised of Precision Tune Auto Care®, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.  During the nine months ended March 31, 2004, management determined that goodwill was not impaired based upon the absence of a significant change in the assets and liabilities that make up the reporting unit since the date of the last valuation, its fair value of approximately $9.5 million was in excess of its carrying value of approximately $9.1 million, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit was remote, and there were no significant changes in the business of the reporting unit since the date of the last valuation that would likely reduce the fair value of the reporting unit below its carrying amount.

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

Historically, no stock-based compensation was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, the Company issued 65,000 options in the nine months ended March 31, 2004 which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense will be recognized over the vesting period of these options.  The Company issued stock to an officer with a fair value of $212,500 during the nine months ended March 31, 2004.  As a result, the Company recognized compensation expense of $132,500 during the nine months ended March 31, 2004 and $80,000 during fiscal year 2003.  The Company also repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation”, which triggers variable accounting.  As a result, the Company recorded compensation expense of approximately $23,000 and $0 associated with these options during the nine months ended March 31, 2004 and 2003, respectively.  Had compensation expense for all options been determined based on the fair value at the grant dates during the nine months ending March 31, 2004 and 2003 under the plan consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Nine months Ended March 31,
	2004	2003

Net income applicable to common shareholders	$864,194	$8,909,736
Add: Total stock-based compensation expense reported in net income	158,861	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	224,500	66,429
Pro forma net income	$798,555	$8,843,307
Earnings per share:
Basic- as reported	$0.05	$0.60
Diluted- as reported	0.04	0.60
Basic- pro forma	0.04	0.60
Diluted- pro forma	$0.04	$0.60
Weighted average shares:
Weighted average common shares outstanding—Basic	17,926,438	14,737,444
Weighted average common shares outstanding—Diluted	21,125,142	14,748,244

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Reclassifications

Certain amounts in the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

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

As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities.  These assets and liabilities are included in the assets and liabilities from discontinued operations at March 31, 2004:

March 31, 2004
Assets of discontinued operations:
Accounts receivable, net.	$5,945
Total assets of discontinued operations	$5,945

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$12,780
Total liabilities of discontinued operations	$12,780

The following amounts related to the Company’s manufacturing operations have been segregated from continuing operations and reflected as discontinued operations for the nine months ended March 31, 2004 and 2003:

	Nine months Ended March 31,
	2004	2003

Revenues	$—	$3,714,810

Expenses:
Direct costs	—	3,003,414
General and administrative expense	1,072	1,089,748
Depreciation expense	—	64,060
Other (income) expense	(25,318)	18,248

Income (loss) from discontinued operations	24,246	(460,660)
Gain on sale of discontinued business	—	143,640
Net income (loss) from discontinued operations	$24,246	$(317,020)

Note 5 – Net Income (Loss) Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The outstanding stock options and warrants were 6,811,470 and 13,331,239 as of March 31, 2004 and 2003, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  Common stock equivalents include the dilutive effect of 2,927,929 and 3,198,704 stock options and warrants for the three and nine months ended March 31, 2004, respectively.  Common stock equivalents include the dilutive effect of 13,846 and 10,800 stock options for the three and nine months ended March 31, 2003, respectively.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended		Nine months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Numerator:
Income from continuing operations	$324,289	$2,873,634	$909,574	$9,244,023
Gain (loss) from discontinued operations	320	(134,448)	24,246	(317,020)
Preferred stock dividends	(17,826)	(17,267)	(69,626)	(17,267)
Net income applicable to common Shareholders	$306,783	$2,721,919	$864,194	$8,909,736
Denominator:
Denominator for basic EPS weighted- average-shares	20,423,929	15,901,363	17,926,438	14,737,444
Common stock equivalents- stock options and warrants	2,927,929	13,846	3,198,704	10,800
Denominator for diluted EPS weighted- average-shares	23,351,858	15,915,209	21,125,142	14,748,244
Basic income from continued operations per share	$0.02	$0.18	$0.05	$0.63
Basic income (loss) from discontinued operations per share	0.00	(0.01)	0.00	(0.03)
Basic income applicable to common shareholders per share	0.02	0.17	0.05	0.60
Diluted income from continued operations per share	0.01	0.18	0.04	0.63
Diluted income (loss) from discontinued operations per share	0.00	(0.01)	0.00	(0.03)
Diluted income applicable to common shareholders per share	$0.01	$0.17	$0.04	$0.60

Note 6 - Debt

Debt

On March 9, 2004, the Company executed a line of credit for $250,000 with Chevy Chase Bank bearing an initial interest rate of 4% and maturing on March 1, 2005.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal and the Company has pledged all of its wholly-owned subsidiaries as collateral.  As of the date of this report, the Company has not borrowed against this line of credit.

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

In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock in exchange for surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

Note 7 – Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Pending Case:

Rebecca Abdallah v. Volkswagen of America, Inc., et al., District Court of Webb County, Texas, Case No. 2003-CVE-00798-D2

On September 8, 2003, Precision Franchising LLC (“PFL”) was served with Plaintiff’s First Amended Petition seeking damages in excess of $75,000 from the manufacturer of a vehicle purchased by her husband, the seller of the vehicle, a franchised Precision Tune Auto Care center which conducted a pre-purchase inspection of the vehicle, and against PFL.  With respect to PFL, Plaintiff alleges that she suffered personal injuries as a result of PFL’s inadequate policies and procedures regarding the pre-purchase inspection; failure to adequately hire, train and supervise employees; failure to investigate the vehicle’s history of fuel leaks and ongoing recall investigations; failure to investigate the vehicle’s fuel system; and negligent misrepresentations about the condition of the vehicle.  The Company believes that it has meritorious defenses to the lawsuit and is vigorously defending the allegations in the lawsuit.

Previously Reported Cases:

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Lumnivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, is party to a confessed judgment of approximately $1.3 million.  The subsidiary is currently inactive and has no assets.  As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.  Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with PACI’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.

By letter dated July 1, 2003, a former landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs allegedly exceed $250,000.  Investigation into the Company’s liability is ongoing.

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

The Company does not believe that any of the above proceedings will result in a material judgment against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations.

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

The Company enters into domestic Area Development agreements and international Master Franchisee agreements (Agreements) which grant the area developer and master franchisee, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region.  Revenue from the sale of Area Development agreements is recognized as all material services or conditions related to the sales are satisfied.  Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Management reviews royalty receivables on a regular basis and establishes reserves as necessary based upon historical payment history and overall operating performance of the franchisee.

Deferred Tax Valuation Allowance

The Company regularly reviews the recoverability of its tax deferred asset and establishes a valuation allowance as deemed appropriate.  As of March 31, 2004, management has established a valuation allowance against the entire tax asset.  The Company will continue to review the recoverability of its tax deferred asset and establish a valuation allowance as deemed appropriate.

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

Summary (in thousands)

	Three Months Ended March 31,
	2004	%	2003	%
Automotive care franchising revenue	$2,678	94	$2,635	95
Other	163	6	126	5
Total revenues	$2,841	100%	$2,761	100%
Automotive care franchising direct cost	1,570	55	1,600	58
Other	154	5	51	2
Total direct cost	1,724	60	1,651	60
General and administrative	720	26	915	33
Depreciation expense	80	3	102	4
Other operating income	—	0	1	0
Operating income	317	11	92	3
Other	7	0	2,781	101
Loss from discontinued operations	—	0	(134)	(5)
Net income	324	11	2,739	99
Preferred stock dividends	18	1	17	1
Net income applicable to common shareholders	$306	10%	$2,722	98%

Revenue. Total revenue for the three months ended March 31, 2004 was approximately $2.8 million was consistent with total revenue for the three months ended March 31, 2003.

Automotive care franchising revenue for the three months ended March 31, 2004 was $2.7 million, an increase of approximately $43,000, or 2%, compared with automotive care revenues of $2.6 million for the three months ended March 31, 2003.

Direct Cost. Total direct costs for the three months ended March 31, 2004 totaled $1.7 million, an increase of $73,000 or 4%, compared to direct costs for the three months ended March 31, 2003.  This increase is consistent with higher automotive care franchising revenues.

General and Administrative Expense. General and administrative expense was $720,000 for the three months ended March 31, 2004, a decrease of $195,000 or 21%, compared with $915,000 for the three months ended March 31, 2003.  This decrease was primarily the result of management’s cost reduction initiatives in general and administrative costs for the three months ended March 31, 2004.

Operating Income From Continuing Operations.  The Company recorded operating income for the three months ended March 31, 2004 of approximately $317,000 compared with operating income of $92,000 for the three months ended March 31, 2003.  This increase is primarily due to the decrease in general and administrative expenses.

Other Income.  Other Income decreased approximately $2.8 million compared to the prior period.  During the three months ended March 31, 2003, the Company recognized a $2.8 million gain from the conversion of debt to equity.

Loss From Discontinued Operations.  The Company recorded a loss from discontinued operations of approximately $134,000 for the three months ended March 31, 2003 relating to the disposal of its manufacturing operations (see Item 1- Note 4).

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $306,000, or $0.02 per share, for the three months ended March 31, 2004 compared to the Net Income Applicable to Common Shareholders of $2.7 million, or $0.17 per share, for the three months ended March 31, 2003.

Results of Operations

Comparison of the nine months ended March 31, 2004 to the nine months ended March 31, 2003

Summary (in thousands)

	Nine months Ended March 31,
	2004	%	2003	%
Automotive care franchising revenue	$8,334	95	$8,364	95
Other	479	5	473	5
Total revenues	$8,813	100%	$8,837	100%
Automotive care franchising direct cost	4,956	56	5,102	58
Other	441	5	244	2
Total direct cost	5,397	61	5,346	60
General and administrative	2,499	28	2,966	34
Depreciation expense	237	3	305	3
Other operating expense	—	0	6	0
Operating income	680	8	214	3
Other	230	3	9,030	102
Gain (loss) from discontinued operations	24	0	(317)	(4)
Net income (loss)	934	11	8,927	101
Preferred stock dividends	70	1	17	—
Net income (loss) applicable to common shareholders	$864	10	$8,910	101%

Revenue. Total revenue for the nine months ended March 31, 2004 of approximately $8.8 million was consistent with total revenues for the nine months ended March 31, 2003.

Automotive care franchising revenue for the nine months ended March 31, 2004 was approximately $8.3 million, a decrease of approximately $30,000, or 0%, compared with automotive care revenues of approximately $8.4 million for the nine months ended March 31, 2003.  This decrease was the result of system wide store sales for the nine months ended March 31, 2004 being slightly lower than sales for the nine months ended March 31, 2003.  This decrease was partially offset by increases in franchise development revenues, in distribution revenue related to franchise operations, and in same store sales.

Direct Cost. Total direct costs for the nine months ended March 31, 2004 totaled approximately $5.4 million, an increase of $51,000 or 1%, compared with approximately $5.3 million for the nine months ended March 31, 2003.

General and Administrative Expense. General and administrative expense was approximately $2.5 million for the nine months ended March 31, 2004, a decrease of $467,000 or 16%, compared with approximately $3.0 million for the nine months ended March 31, 2003.  This decrease was primarily the result of management’s cost reduction initiatives in general and administrative costs for the nine months ended March 31, 2004.  Specifically, legal and personnel costs were reduced.

Operating Income From Continuing Operations.  The Company recorded operating income for the nine months ended March 31, 2004 of approximately $680,000 compared with operating income of $214,000 for the nine months ended March 31, 2003.  This increase is primarily driven by the reduction in general and administrative expenses.

Other Income.  The Company recorded a gain in Other Income of $230,000 for the nine months ended March 31, 2004, which represents a decrease in Other Income of approximately $8.8 million or 97% compared to the $9.0 million gain in Other Income for the nine months ended March 31, 2003.  This decrease was primarily attributed to the $9.7 million gain on debt extinguishment as a result of the Company’s debt restructuring in fiscal year 2003.  This decrease was partially offset by the Company’s gains from debt restructurings totaling approximately $193,000 experienced in the nine months ended March 31, 2004 (see Item 1- Note 6).  This decrease was further offset by the associated $711,000 reduction in interest expense for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.

Gain (Loss) From Discontinued Operations.  The Company recorded a gain from discontinued operations for the nine months ended March 31, 2004 of $24,000 compared with a loss from discontinued operations of $317,000 for the nine months ended March 31, 2003 relating to the disposal of its manufacturing operations (see Item 1- Note 4).

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $864,000, or $0.05 per share, for the nine months ended March 31, 2004 compared to the Net Income Applicable to Common Shareholders of $8.9 million, or $0.60 per share, for the nine months ended March 31, 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash flows from operations for the nine months ended March 31, 2004 were approximately $481,000.  Such amounts were used during the period to acquire property and equipment, pay preferred stock dividends and repay long term debt.

Debt Transactions

On March 9, 2004, the Company executed a line of credit for $250,000 with Chevy Chase Bank bearing an initial interest rate of 4% and maturing on March 1, 2005.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal and the Company has pledged all of its wholly-owned subsidiaries as collateral.  As of the date of this report, the Company has not borrowed against this line of credit.

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

In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock in exchange for surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Pending Case:

Rebecca Abdallah v. Volkswagen of America, Inc., et al., District Court of Webb County, Texas, Case No. 2003-CVE-00798-D2

On September 8, 2003, Precision Franchising LLC (“PFL”) was served with Plaintiff’s First Amended Petition seeking damages in excess of $75,000 from the manufacturer of a vehicle purchased by her husband, the seller of the vehicle, a franchised Precision Tune Auto Care center which conducted a pre-purchase inspection of the vehicle, and against PFL.  With respect to PFL, Plaintiff alleges that she suffered personal injuries as a result of PFL’s inadequate policies and procedures regarding the pre-purchase inspection; failure to adequately hire, train and supervise employees; failure to investigate the vehicle’s history of fuel leaks and ongoing recall investigations; failure to investigate the vehicle’s fuel system; and negligent misrepresentations about the condition of the vehicle.  The Company believes that it has meritorious defenses to the lawsuit and is vigorously defending the allegations in the lawsuit.

Previously Reported Cases:

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Lumnivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, is party to a confessed judgment of approximately $1.3 million.  The subsidiary is currently inactive and has no assets.  As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.  Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with PACI’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.

By letter dated July 1, 2003, a former landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs allegedly exceed $250,000.  Investigation into the Company’s liability is ongoing.

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

The Company does not believe that any of the above proceedings will result in a material judgment against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these suits may result in a material judgment against the Company, which could cause material adverse consequences to its operations.

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

In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock in exchange for surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1*	Promissory Note dated March 9, 2004 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B.

31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2004.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.

Louis M. Brown, Jr.
Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	May 13, 2004
Chairman of the Board of Directors
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President	May 13, 2004
(Principal Financial and Accounting Officer)
Robert R. Falconi