Form 10KSB
period 2004-06-30
PRECISION AUTO CARE INC
filed 2004-09-28
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2004

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
(Zip Code)

703-777-9095
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were: $11,773,853.

The aggregate market value of Common Stock held by persons not “affiliated” with the issuer at August 12, 2004 was $11,708,816 based on the closing price of $0.60 per share.  As of August 12, 2004, 23,808,602 of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:                                      ☐  Yes  ☒  No

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Corporation’s fiscal year, are incorporated by reference under Part III.

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

PART I

Item 1.   Business

OVERVIEW

Precision Auto Care, Inc. (“PACI” or the “Company”) is a franchisor of automotive service centers located in the United States and in certain foreign countries.  At June 30, 2004, the Company had 31 total employees of which 30 are full time employees.  Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

The Company was incorporated as a Virginia corporation in April 1997, but its predecessors have been in the automotive maintenance services business since 1976.  The first Precision Tune was established in 1976 to provide quick, convenient and inexpensive engine tune-ups.  Franchising of Precision Tune centers began the next year.  As automotive technology changed, Precision Tune expanded its menu of offered automotive maintenance and repair services to include oil changes, fuel injection service, air conditioning service, cooling system service, brake service and more diagnostic services.  In September 1996, the Precision Tune brand name was changed to Precision Tune Auto Care to reflect the shift in emphasis.

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering.  In March 1998, the Company acquired the holder of the master franchise agreement for Precision Tune Auto Care in Mexico and Puerto Rico.  The Company’s Mexican assets were sold in January 2002.  In March and April 2003, the Company disposed of its manufacturing operations.  See Notes to Financial Statements for financial information regarding the disposal of the Company’s Manufacturing and Distribution business segment.

The Company has one remaining business segment, Automotive Care Franchising.  The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care (“PTAC”) and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

•                  Through its franchisees, PTAC provides automotive maintenance and repair services, such as engine performance, oil change and lubrication and brake services, which require relatively short service times.  At June 30, 2004, these services were provided at 413 Precision Tune Auto Care centers owned and operated by franchisees.

•                  Precision Lube Express franchisees and licensees provide convenient fast oil change and lube services.  At June 30, 2004, there was 1 Precision Lube Express center owned and operated by a franchisee.  In the future, the Company will not be selling Precision Lube Express franchises.

OPERATIONS

Precision Tune Auto Care

Precision Tune Auto Care is a franchisor of automotive service centers that provide specialized quality maintenance and repair services that require relatively short service times.  The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems.

Prototype Center.  The current prototype Precision Tune Auto Care center is a free-standing building with six to eight service bays, of which two to four are drive-through and include pits to facilitate fast oil change and lubrication services.  Franchisees typically develop Precision Tune Auto Care centers either by entering into a build-to-suit lease, under which the landlord constructs the center and leases it to the franchisee, or by purchasing land and building the facility.  The Company typically seeks sites in commercial areas with a minimum population of 50,000 people within a five mile radius.   Exclusive of real estate, the estimated capital required to open a prototype Precision Tune Auto Care center ranges from $123,000 to $208,075.

Retail Marketing.  Precision Tune Auto Care’s marketing objectives at the retail level are to increase franchisee sales, enhance first-time customers’ experiences, and bolster each franchisee’s customer retention efforts.  To further these objectives, Precision Tune Auto Care has developed and implemented a marketing plan containing programs and materials for use by Precision Tune Auto Care centers.  The plan includes targeted marketing programs designed to reach key market segments, in-store merchandising materials designed to enhance retail sales and first time customer trials, and other local marketing materials (e.g., second car discounts, service reminder cards, and ATM receipt coupons) designed to generate customers and improve customer retention.

Training and Operational Support.  A significant element of Precision Tune Auto Care’s commitment to service is its training program for franchisees.  New franchisees are required to successfully complete over 40 hours of initial training at its national training center in Leesburg, Virginia.  The Company also offers a full line of technical training, including courses on engine performance, fuel systems and emissions, automotive electronics, fuel injection, and brake certification.  These courses, which include both classroom and hands-on training, are designed to allow franchisees and service center technicians to maintain and update their technical capability to service today’s more complex vehicles.

Franchise Marketing.  The Company (through a predecessor company) has marketed franchises for Precision Tune Auto Care centers since 1977.  Its franchise sales process includes advertising in appropriate franchise and business publications, establishing relationships and working with sales brokers, conducting franchise sales seminars, maintaining a home page on the Internet through which interested parties may submit a franchise inquiry, and advertising on several franchise sales orientated web sites.  Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screening to determine whether a prospect is qualified.  The Company seeks individuals with management experience who will make a full-time commitment to the operation of their franchise and who have a minimum of $70,000 and $200,000 in liquid assets and net worth, respectively.

Precision Tune Auto Care’s area-development system has played a significant role in its franchise development efforts.  Under this system, Precision Tune Auto Care has entered into area-development agreements that grant area developers the right and obligation to develop franchises within specific geographic regions for stated periods of time.  Franchise agreements within the area are between the Company and the franchisee.  The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees.  After the creation of a franchise, the area developer performs many of Precision Tune Auto Care’s franchise support obligations. As of June 30, 2004, 19 area developers and their affiliates had an ownership interest in approximately 29% of the total number of Precision Tune Auto Care centers.

Open Area Development.  Precision Tune Auto Care’s current strategy is also to pursue new area developers to develop open areas in which current area developers have not been granted rights.  To attract new area developers, the company employs strategies similar to those used in marketing unit franchises.  However, the net worth requirements for prospective area developers are greater than those required for a unit franchisee.  These requirements range from $250,000 to $1,000,000 net worth, depending upon the size of the particular area.

FRANCHISING ACTIVITIES

Precision Tune Auto Care.  As of June 30, 2004, all of Precision Tune Auto Care domestic and international centers were owned and managed by franchisees.  Precision Tune Auto Care’s franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care’s franchise program has evolved.  Royalty rates in existing franchise agreements are 7.5%.  Currently, Precision Tune Auto Care’s standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts.  In addition, the franchisee is required to contribute to or expend up to 9% of weekly gross receipts on advertising, of which 1.5% is currently paid into the national marketing fund and up to 7.5% of which is spent locally.  The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

The Company has implemented a program under which qualified franchisees are eligible to have their royalty rate reduced to as low as 6% if they satisfy certain criteria.  Under the program, franchisees are also provided with an incentive to purchase additional Precision Tune Auto Care franchises.  Any franchisee that has owned and operated a center for at least one year in accordance with this program will be charged an initial franchise fee of $15,000 for a second franchise and $10,000 for each additional franchise purchased, provided certain conditions are met.

Under its current form of franchise agreement, the Company has a continuing obligation to make technical and administrative support available, centralized marketing support, and training and related support available to its franchisees.  In areas where there are area developers, the Company has delegated most of these duties to area developers under its area developer system.

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

The Company also enters into master franchise agreements to develop international markets.  At the present time, the Company has master franchise agreements in Taiwan, Indonesia, United Arab Emirates, the Bahamas, the Dominican Republic, Peru, Brazil, El Salvador, Ecuador, Guatemala, Honduras, Saudi Arabia, and Portugal.  Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee.  The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

CO-BRANDING

On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty’s dealers with the opportunity to host a Precision Tune Auto Care franchise or Precision Lube Express franchise.  This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts.   At June 30, 2004, there were seven Getty stores that were hosting Precision Tune Auto Care centers and one Getty store that was hosting a Precision Lube Express center.

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

COMPETITION

The Company’s franchisees and licensees encounter competition in all aspects of their business, including the sale by Precision Tune Auto Care and Precision Lube Express centers of automotive maintenance and repair services and fast oil and lubrication services.  The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care’s principal competitors.  Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists.  National competitors within Precision Tune Auto Care’s market include Sears Auto Center and the automotive maintenance centers operated by Goodyear and Firestone, among others.  Its regional competitors include All Tune and Lube (East Coast), Econo Lube N’ Tune (West Coast), Tunex International, Inc.  (Rocky Mountain region), Tune-Up Masters, and Speedee Oil Change and Tune-Up (Southern region).  The Company believes that the greater technical complexity of today’s vehicles provides a substantial barrier to entry for competitors in the “under-the-hood” segment of the automotive care services industry.

The Company believes that the Precision Tune Auto Care centers all compete on the basis of customer awareness through advertising, service, convenience and location and, to a lesser extent, on price.  The Company believes that the potential ability to offer all of the services provided by each of the operations at one center or in centers in close proximity to one another will be a significant competitive advantage.

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

Environmental Regulation.  Precision Tune Auto Care and Precision Lube Express centers store new oil and handle large quantities of used automotive oils and fluids.  As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, and underground fuel storage tanks.  If any such substances were improperly released or improperly stored on the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations.

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

SEASONALITY

Seasonal changes may impact various sectors of the Company’s businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods.  In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care and Precision Lube Express and obtain services.

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

Reliance on Franchising.  Franchise royalties are a significant component of its revenue base.  Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the “Precision” brand and the reputation the Company believes the Company enjoys for quality and value.  There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care centers on schedule or that the franchisees will conduct operations profitably.  In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company’s rights to receive franchise royalties would be effectively subordinated to the rights of franchisees’ lenders.  See “Business—Operations.”

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

Control by Management and Principal Shareholders.  As of August 12, 2004, its directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 18% of its outstanding common stock.  Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

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

EXECUTIVE OFFICERS OF PRECISION AUTO CARE, INC.

Louis M. Brown, Jr., age 61 became Chairman of the Board in October 2003.  He also remains Chief Executive Officer.  He is Vice Chairman of Micros Systems, Inc. since April 2003 and was Chairman of the Board from January 1987 to April 2003.

Robert R. Falconi, age 50, became President in October 2003. He also remains Chief Operating Officer and Chief Financial Officer.  From March 2002 to October 2003, he was Executive Vice President and Chief Operating Officer/Chief Financial Officer. From September 2000 to February 2002, he was the Company’s Vice President – Finance, Administration and Chief Financial Officer.  From August 1998 until September 2000, he was Chief Financial Officer of Apptis, Inc.

Frederick F. Simmons, age 42, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

John T. Wiegand, age 42, became Senior Vice President – Operational Programs and Training in March 2002.  From August 2000 to March 2002, he was Senior Vice president of Franchise Operations and from June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company’s predecessor, as Director of Field Operations in August 1996.

Kevin Bates, age 42, became Vice President - Marketing and Advertising in October 1999. From January 1998 until October 1999, he was our Director of Field Operations.

Joel Burrows, age 47, became Vice President - Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development.

Glyn D. Massingill, age 58, became Vice President - Franchise Services in January 2000.  From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

Douglas V. Krueger, age 33, became Controller in January 2003.  From September 2001 until January 2003, Mr. Krueger was the Assistant Controller of the Company.  From September 2000 until September 2001, Mr. Krueger was a financial analyst of the Company.  From September 1998 until September 2000, he was a financial analyst of Apptis, Inc.

Item 2.   Properties

The Company’s corporate headquarters are located in approximately 18,000 square feet of leased office space in Leesburg, Virginia pursuant to a lease that expires in 2009.

In the opinion of management, the Company’s current space is adequate for its operating needs.

Item 3.  Legal Proceedings

From time to time, the Company and its subsidiaries are subject to litigation in the ordinary course of business, including contract, franchisee and employment-related litigation. In the course of enforcing its rights under existing and former franchisee agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and applicability of these agreements, particularly in cases involving defaults and terminations of franchises.  As of the date hereof, there are no such lawsuits pending against the Company.

Rebecca Abdallah v. Volkswagen of America, Inc., et al., District Court of Webb County, Texas, Case No. 2003-CVE-00798-D2

On September 8, 2003, Precision Franchising LLC (“PFL”) was served with Plaintiff’s First Amended Petition seeking damages in excess of $75,000 from the manufacturer of a vehicle purchased by her husband, the seller of the vehicle, a franchised Precision Tune Auto Care center which conducted a pre-purchase inspection of the vehicle, and against PFL.  With respect to PFL, Plaintiff alleges that she suffered personal injuries as a result of PFL’s inadequate policies and procedures regarding the pre-purchase inspection; failure to adequately hire, train and supervise employees; failure to investigate the vehicle’s history of fuel leaks and ongoing recall investigations; failure to investigate the vehicle’s fuel system; and negligent misrepresentations about the condition of the vehicle.  In

June 2004, the Company filed a motion to dismiss the lawsuit, and in July 2004, the plaintiff voluntarily dismissed the lawsuit against the Company without prejudice.

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

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, is party to a confessed judgment of approximately $1.3 million.  The subsidiary is currently inactive and has no assets.  As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations.  Furthermore, the Company believes that it has a meritorious claim against Mr. Deal, former President of Miracle Partners, for misrepresentations made in connection with PACI’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.

By letter dated July 1, 2003, a former landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs allegedly exceed $250,000.  Investigation into the Company’s liability is ongoing.

The Company does not believe that any of the above claims or proceedings will result in a material judgment against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these claims or proceedings may result in a material judgment against the Company, which could cause material adverse consequences to its operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $.01 per share (“Common Stock”) is publicly traded on the National Association of Security Dealers Inc.’s OTC Bulletin Board and is quoted under the symbol “PACI.”

The following table sets forth the high and low sales prices on NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2004, and June 30, 2003, respectively. To date, the Company has not paid any Common Stock dividends and does not anticipate paying any Common Stock dividends in the foreseeable future, however dividends are currently being paid on the Company’s Series A redeemable preferred stock (see “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources”  and Note 7 to the Consolidated Financial Statements).

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2004

Quarter	High	Low
First	$0.85	$0.55
Second	1.25	0.68
Third	0.91	0.60
Fourth	0.95	0.60

Fiscal Year Ended June 30, 2003

Quarter	High	Low
First	$0.31	$0.16
Second	0.42	0.17
Third	0.32	0.20
Fourth	1.01	0.23

As of September 1, 2004, there were approximately 200 record holders of Common Stock and approximately 1,200 beneficial owners of the Company’s Common Stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,739,200	0.74	674,497
Equity compensation plans not approved by security holders	0	0	0
Total	1,739,200	0.74	674,497

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

The Company has one remaining business segment, Automotive Care Franchising, due to the disposal of its manufacturing operations in March and April 2003.  See Notes to Financial Statements for financial information regarding the disposal of the Company’s Manufacturing and Distribution business segment.  This disposal was accounted for as a discontinued operation resulting in the reclassification of amounts associated with the manufacturing business in its historical financial statements.  The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care (“PTAC”) and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

The Company’s core auto care and franchising business continues to benefit from an improved focus on unit economics, and in the field training programs. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

Critical Accounting Policies

The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgments based on available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Revenue Recognition

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no known issues involving collection exist.  In the case when revenues are not likely to be collected, the Company provides for estimated losses.  This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

Revenue from the sale of a franchise is recognized upon the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises and Precision Lube Express franchises within a specific geographic region.  Revenue from the sale of Area Development agreements is recognized as all material services or conditions related to the sale are satisfied.  Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  Goodwill impairment testing for the period ending June 30, 2004, did not result in the impairment of recorded goodwill of approximately $8.7 million.  Subsequent to year-end, the Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Such analysis further affirmed management’s conclusion that goodwill was not impaired at June 30, 2004.

Deferred Tax Valuation Allowance

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and assets reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company recognizes deferred tax assets if it is more likely than not that the asset will be realized in future years.

The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate.  As of June 30, 2004, the Company had a valuation allowance of $6.4 million against deferred tax assets.  Given the Company’s current operating performance, management released approximately $629,000 of the valuation allowance during 2004.  This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Results of Operations

Comparison of the year ended June 30, 2004 to the year ended June 30, 2003

Summary (in thousands)

	Twelve Months Ended June 30,
	2004	%	2003	%
Automotive care franchising revenue	$11,116	94	$11,320	95
Other	658	6	617	5
Total revenues	$11,774	100%	$11,937	100%
Automotive care franchising direct cost	6,616	56	6,457	54
Other	611	5	613	5
Total direct cost	7,227	61	7,070	59
General and administrative	3,290	28	3,467	29
Depreciation expense	318	3	410	3
Other operating expense	—	0	11	0
Operating income	939	8	979	9
Gain on debt restructuring	193	2	10,406	87
Other income (expense)	47	0	(664)	(6)
Gain from discontinued operations	18	0	254	2
Earnings before taxes	1,197	10	10,975	92
Income taxes	(473)	(4)	—	0
Net income	1,670	14	10,975	92
Preferred stock dividends	80	—	43	—
Net income applicable to common shareholders	$1,590	14%	$10,932	92%

Revenue. Total revenue for the year ended June 30, 2004 was $11.8 million, a decrease of approximately $100,000, or 1%, compared with total revenue of $11.9 million for the year ended June 30, 2003.

Automotive care franchising revenue for the year ended June 30, 2004 was $11.1 million, a decrease of approximately $204,000, or 2%, compared with automotive care revenues of $11.3 million for the year ended June 30, 2003.  This decrease was the result of a decrease in royalty revenues of $470,000. This decrease was offset by an increase in franchise development revenues of $112,000, and an increase in printing revenue related to franchise operations of $154,000.  The decrease in royalty revenues was driven by the result of system wide store sales being lower than last year and due to the fact that there were no revenues received from the discontinued operation in Mexico.  The increase in franchise development is due to the Company’s improved financial condition and increased sales efforts.  Subsequent to fiscal year end, in August 2004, the Company signed an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market, and the Company will receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area (see Note 13 of the Consolidated Financial Statements).  The increase in printing revenue is due to new programs offered to franchisees that enable them to purchase more products from the company’s printing subsidiary.

Other revenue for the year ended June 30, 2004 was $658,000, an increase of approximately $41,000, or 7%, compared to $617,000 for the year ended June 30, 2003.   This increase was driven by an increase in revenues derived from training and rebate programs.

Direct Cost. Total direct costs for the year ended June 30, 2004 totaled $7.2 million, an increase of approximately $157,000 or 2%, compared with $7.1 million for the year ended June 30, 2003.

Automotive care franchising direct costs for the year ended June 30, 2004 totaled $6.6 million, an increase of $159,000 or 2%, compared with $6.5 million for the year ended June 30, 2003.  This increase is directly attributable to the fact that printing revenue comprised a greater percentage of the total revenue mix than it did in fiscal year 2003.  The increased printing revenues have a lower margin compared to the revenues associated with royalties, which decreased during the current year.

Other direct costs for the year ended June 30, 2004 totaled $611,000, a decrease of $2,000, compared with $613,000 for the year ended June 30, 2003.

General and Administrative Expense. General and administrative expense was $3.3 million for the year ended June 30, 2004, a decrease of $177,000 or 5%, compared with $3.5 million for the year ended June 30, 2003.  This decrease was primarily the result of management’s cost reduction initiatives in general and administrative costs.  Specifically, legal and personnel costs were reduced.  The general and administrative expenses also include a charge of $127,000 and $40,000, respectively, due to variable accounting for certain employee stock options in 2004 and 2003 (see Note 10 of the Consolidated Financial Statements).

Operating Income From Continuing Operations.  The Company recorded operating income for the year ended June 30, 2004 of approximately $939,000, a decrease of $40,000, or 4%, compared with an operating income of $979,000 for the year ended June 30, 2003.

Gain on Debt Restructuring.  The Company recognized a gain from debt restructuring in the amount of $193,000 for the year ended June 30, 2004, as a result of restructuring the Board LLC debt.  During January 2003, the Company recognized a gain of $9.7 million from the Precision Funding debt restructuring (see Note 7 in the Consolidated Financial Statements) and a reduction of approximately $659,000 in accrued expenses associated with its Mexican subsidiary based on management’s assessment of the Company’s future obligations.

Other Income (Expense). The Company recorded Other Income of $47,000 for the year ended June 30, 2004, compared with Other Expense of $664,000 for the year ended June 30, 2003.  The Other Income in 2004 represents interest income derived from notes receivable with franchisees.  The Other Expense from 2003 was primarily interest expense on the Precision Funding and Board LLC debt.

Gain From Discontinued Operations.  The Company recorded a gain from discontinued operations for the year ended June 30, 2004 of $18,000 compared with a gain from discontinued operations of $254,000 for the year ended June 30, 2003 relating to the disposal of its manufacturing and distribution operations (see Note 4 of the Consolidated Financial Statements).

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $1.6 million, or $0.08 per share, for the year ended June 30, 2004 compared to $10.9 million, or $0.72 per share, for the year ended June 30, 2003. The decrease in net income is primarily attributable to the gain that was recognized on the debt restructuring in 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at June 30, 2004 was $1.6 million.  During the period, cash provided by operations was $837,000.  The Company generated operating profit in fiscal year 2004 and expects to do so in fiscal year 2005.

Cash used in investing activities for the twelve months ended June 30, 2004 was $100,000 resulting primarily from the purchase of property and equipment.

Cash used in financing activities for the twelve months ended June 30, 2004 was $727,000. Cash used in financing activities during the period consisted of repayments of the subordinated debt and other notes payable.

Management believes that the Company’s current cash balance, cash generated from operations, and available credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2005.

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

•                  500,000 shares of Series A redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.  Accrued dividends were approximately $4,000 and $9,000 at June 30, 2004 and 2003, respectively.

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

In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Funding, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock in exchange for surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Funding, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock in exchange for surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

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

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Vienna, Virginia
September 10, 2004

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,573,368	$1,564,110
Restricted cash	50,200	—
Accounts receivable, net of allowance of $72,815 and $184,607, respectively	620,761	756,565
Notes receivable	294,243	160,352
Deferred tax asset	473,000	—
Other assets	283,244	240,727
Assets of discontinued operations	—	16,759
Total current assets	3,294,816	2,738,513

Property, plant and equipment, at cost	4,147,329	4,092,222
Less: Accumulated depreciation	(3,982,924)	(3,664,823)
	164,405	427,399

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $254,832 and $178,796, respectively	161,685	106,334
Deposits and other	27,914	24,314

Total assets	$12,360,564	$12,008,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,942,650	$2,543,945
Board LLC note	—	116,163
Other notes payable- current	75,240	174,267
Line-of-credit	—	—
Deferred revenue	396,150	307,500
Liabilities from discontinued operations	12,780	73,443
Total current liabilities	2,426,820	3,215,318

Board LLC note	—	516,365
Other notes payable- non-current	13,770	222,357
Deferred revenue and other	—	210,000
Total liabilities	2,440,590	4,164,040

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01par value; 1,000,000 shares authorized; 202,714 and 500,000 shares issued and outstanding	2,100,117	5,180,000

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 23,808,602 and 16,558,833 shares issued and outstanding	238,086	165,588
Additional paid-in capital	55,873,804	52,380,481
Accumulated deficit	(48,292,033)	(49,881,805)
Total stockholders’ equity	7,819,857	2,664,264
Total liabilities and stockholders’ equity	$12,360,564	$12,008,304

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2004	2003
Revenues:
Franchise royalties	$10,624,998	$10,941,143
Franchise development	490,826	379,097
Company owned centers	—	73,763
Other	658,029	542,881

Total revenues	11,773,853	11,936,884

Direct cost:
Franchise support and other	7,227,399	7,070,492

Contribution	4,546,454	4,866,392

General and administrative expense	3,289,797	3,466,837
Depreciation expense	318,101	409,840
Other operating expense	—	11,300

Operating income	938,556	978,415

Gain on debt restructuring	192,875	10,405,993
Interest expense	(19,611)	(754,073)
Other income	66,777	98,214

Total other income	240,041	9,750,134

Income before income tax expense	1,178,597	10,728,549
Provision for income taxes	(473,000)	7,500
Income from continuing operations	1,651,597	10,721,049

Discontinued operations:
Income (loss) from discontinued operations	18,302	(647,545)
Gain on disposal	—	901,508

Net income	1,669,899	10,975,012
Preferred stock dividends	80,127	43,167
Net income applicable to common shareholders	$1,589,772	$10,931,845

Income from continued operations per common share- Basic	$0.08	$0.70
Gain from discontinued operations per common share- Basic	—	0.02
Net income applicable to common stock per common share- Basic	$0.08	$0.72

Income from continued operations per common share- Diluted	$0.07	$0.70
Gain from discontinued operations per common share- Diluted	—	0.02
Net income applicable to common stock per common share- Diluted	$0.07	$0.72

Weighted average common shares outstanding—Basic	19,392,950	15,152,379
Weighted average common shares outstanding—Diluted	22,549,311	15,188,186

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2002	13,318,030	$133,180	$49,327,613	$(60,817,895)	$(11,357,102)
Issuance of common stock	2,500,000	25,000	475,000	—	500,000
Common stock issued as compensation	741,303	7,413	248,087	—	255,500
Debt to equity conversion	—	—	2,294,408	—	2,294,408
Stock option compensation	—	—	39,868	—	39,868
Retirement of treasury stock	(500)	(5)	(4,495)	4,245	(255)
Net income	—	—	—	10,931,845	10,931,845
Balance at June 30, 2003	16,558,833	$165,588	$52,380,481	$(49,881,805)	$2,664,264
Issuance of common stock	6,999,769	69,998	3,009,885	—	3,079,883
Common stock issued as compensation	250,000	2,500	130,000	—	132,500
Debt to equity conversion	—	—	222,175	—	222,175
Stock option compensation	—	—	131,263	—	131,263
Net income	—	—	—	1,589,772	1,589,772
Balance at June 30, 2004	23,808,602	$238,086	$55,873,804	$(48,292,033)	$7,819,857

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2004	2003
Operating activities:
Net income applicable to common shareholders	$1,589,772	$10,931,845
Net gain from discontinued operations	(18,302)	(253,963)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,101	409,840
Decrease in valuation allowance	(629,000)	—
Amortization of debt discount	—	76,196
Gain on debt restructuring	(192,875)	(10,405,993)
Gain on sale of assets	(25,000)	—
Stock issued for compensation	132,500	255,500
Stock option compensation	131,263	39,868
Cancellation of treasury stock	—	4,245
Changes in assets and liabilities from continuing operations:
Restricted cash	(50,200)	—
Accounts and notes receivable	16,562	32,593
Prepaid expenses, deposits and other	19,323	(291,475)
Accounts payable and accrued liabilities	(464,379)	(1,221,636)
Deferred revenue and other	(121,350)	(319,196)
Deferred taxes	156,000	—
Changes in assets and liabilities of discontinued operations	(25,602)	857,753

Net cash provided by operating activities	836,813	115,577
Investing activities:
Purchases of property and equipment	(100,107)	(14,741)
Proceeds from sale of Mexican subsidiary and related technical services Agreement	—	175,000
Proceeds from sale of assets of manufacturing operations	—	966,000

Net cash (used in) provided by investing activities	(100,107)	1,126,259
Financing activities:
Retirement of treasury stock	—	(500)
Payment of preferred stock dividends	(85,560)	(34,029)
Repayment of subordinated debt and other notes payable	(641,888)	(672,840)

Net cash used in financing activities	(727,448)	(707,369)

Net change in cash and cash equivalents	9,258	534,467
Cash and cash equivalents at beginning of year	1,564,110	1,029,643

Cash and cash equivalents at end of period	$1,573,368	$1,564,110

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock	$—	$17,720,508
Fair value of preferred stock exchanged for issuance of common stock	$3,079,883	$—
Fair value of common, preferred stock, and warrants issued in exchange for cancellation of debt	$272,175	$7,974,408
Property and equipment acquired under capital lease	$—	$79,459

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the “Company”) is a franchisor of automotive maintenance service centers which provide specialized automotive care services, and fast oil change and lube services.  These franchisee owned centers operate primarily under the Precision Tune Auto Care and Precision Lube Express brand names. The Company disposed of its manufacturing and distribution business in March and April 2003 (see Note 4).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Revenue Recognition

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no issues involving collection exist.  In the case when revenues are not likely to be collected, the Company provides for an estimate of bad debt expense.  This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

Revenue from the sale of a franchise is recognized upon the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises and Precision Lube Express franchises within a specific geographic region.  Revenue from the sale of Area Development agreements is recognized as all material services or conditions related to the sales are satisfied, which is typically upon signing as there are very minimal services provided.  Revenue from the sale of master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less.  Cash balances may exceed insured amounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Building and leasehold improvements	11-30
Furniture and fixtures	5-7
Equipment	3-10
Other items	3-7

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and assets reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when management is not able to conclude more likely than not that the assets will be realized in future years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company’s cash is held at FDIC insured financial institutions. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assesses the financial strength of its franchises.  The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $85,000 and $136,000 in advertising costs for the years ended June 30, 2004 and 2003, respectively.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  Goodwill impairment testing for the period ending June 30, 2004, did not result in the impairment of recorded goodwill of approximately $8.7 million.  Subsequent to year-end, the Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Such analysis further affirmed management’s conclusion that goodwill was not impaired at June 30, 2004.

Segment Reporting

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, in the quarter ended September 30, 2001.  As a result, the Company evaluated its operations along two business lines: Automotive Care Franchising and Manufacturing and Distribution. In March and April 2003, the Manufacturing and Distribution segment was disposed of as a result of management’s decision to discontinue this business line (see Note 4).

Stock Options

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock based compensation and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied.  The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

Historically, no stock-based compensation was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, the Company issued 65,000 options in the during fiscal year 2004 which had an exercise price below the fair market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense will be recognized over the vesting period of these options.  The Company granted stock to an officer with a fair value of $212,500 during fiscal year 2003, and recognized compensation expense of $132,500 and $80,000 as of June 30, 2004 and 2003, respectively.  The Company also repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44, which triggered variable accounting.  As a result, the Company recorded compensation expense of approximately $127,000 and $40,000 associated with these options as of June 30, 2004 and 2003, respectively.

Had compensation expense for all options been determined based on the fair value at the grant dates during the years ending June 30, 2004 and 2003 consistent with the fair value method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Year ended June 30,
	2004	2003

Net income applicable to common shareholders	$1,589,772	$10,931,845
Add: Total stock-based compensation expense reported in net income	263,763	295,368
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	243,500	383,500
Pro forma net income	$1,610,035	$10,843,713
Earnings per share:
Basic- as reported and pro forma	$0.08	$0.72
Diluted- as reported and pro forma	$0.07	$0.72
Weighted average shares:
Weighted average common shares outstanding—Basic	19,392,950	15,152,379
Weighted average common shares outstanding—Diluted	22,549,311	15,188,186

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The weighted average number of shares outstanding related to stock options and warrants at June 30, 2004 and 2003 was 6,811,470 and 13,346,239, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation for fiscal year 2004 and 2003.  For the years ended June 30, 2004 and 2003, 182,950 and 1,734,200 shares attributable to outstanding stock options, and 0 and 11,472,039 shares attributable to outstanding warrants were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share.

	For The Years Ended June 30,
	2004	2003
Numerator:
Income from continuing operations	$1,651,597	$10,721,049
Gain from discontinued operations	18,302	253,963
Preferred stock dividends	(80,127)	(43,167)
Net income applicable to common Shareholders	$1,589,772	$10,931,845
Denominator:
Denominator for basic EPS weighted- Average-shares	19,392,950	15,152,379
Common stock equivalents	3,156,361	35,807
Denominator for diluted EPS weighted- Average-shares	22,549,311	15,188,186
Basic income from continued operations per share	$0.08	$0.70
Basic income from discontinued operations per share	0.00	0.02
Basic income applicable to Common shareholders per share	0.08	0.72
Diluted income from continued operations per share	0.07	0.70
Diluted income from discontinued operations per share	0.00	0.02
Diluted income applicable to Common shareholders per share	$0.07	$0.72

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.  Due to the disposal of its manufacturing and distribution operations in April 2003, the Company has one remaining business segment, Automotive Care Franchising.  Accordingly, the printing revenue and direct costs associated with the Company’s franchising activities have been reclassified to its Automotive Care Franchising segment for fiscal years 2004 and 2003.

Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE.  The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard did not have a material impact on the Company’s financial statements.  The Company’s redeemable preferred stock will continue to be presented in the mezzanine section of the balance sheet since it falls outside the scope of this standard.

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

As a result of the sale of Hydro Spray and Worldwide, the Company retained the following assets and liabilities.  These assets and liabilities are included in the assets and liabilities from discontinued operations at June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003
Assets of discontinued operations:
Accounts receivable, net	$—	$16,759
Total assets of discontinued operations	$—	$16,759

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$12,780	$45,230
Note payable	—	24,998
Other	—	3,215
Total liabilities of discontinued operations	$12,780	$73,443

The following amounts related to the Company’s manufacturing and distribution operations have been segregated from continuing operations and reflected as discontinued operations for the years ended June 30, 2004 and 2003:

	For The Years Ended June 30,
	2004	2003

Revenues	$—	$3,894,506

Expenses:
Direct costs	—	3,208,197
General and administrative expense	7,017	1,243,179
Depreciation expense	—	67,448
Other (income) expense	(25,319)	23,227
Income (loss) from discontinued operations	18,302	(647,545)
Gain on sale of discontinued operations	—	901,508
Net gain from discontinued operations	$18,302	$253,963

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	June 30,
	2004	2003
Building and leasehold improvements	$46,809	$46,809
Furniture and fixtures	1,052,854	1,047,558
Equipment	2,498,685	2,463,324
Equipment under capital lease	79,459	79,459
Other items	469,522	455,072
	4,147,329	4,092,222
Accumulated depreciation	(3,982,924)	(3,664,823)
Property, plant and equipment, net	$164,405	$427,399

Note 6 - Income Taxes

The provision for income taxes consisted of the following items:

	Years Ended June 30,
	2004	2003
Current tax expense —federal, foreign and state	$—	$7,500
Deferred tax (benefit) expense —federal, foreign and state	156,000	4,037,000
Change in valuation allowance	(629,000)	(4,037,000)
Total income tax (benefit) expense	$(473,000)	$7,500

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2004	2003
Statutory federal rate	34%	34%
State taxes	5	5
Nondeductible expenses	5	—
Adjustment of net operating loss	(31)	—
Change in valuation allowance	(51)	(39)
Effective tax rate	(38)%	0%

Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  During fiscal year 2004, the Company made an adjustment of $974,000 to the deferred tax assets primarily to adjust the accrued commissions and the net operating loss carryforwards. This adjustment had no effect on the income statement as the valuation allowance was adjusted by the same amount.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss	$6,824,000	$6,971,000
Other	74,000	83,000
	6,898,000	7,054,000
Valuation allowance for deferred tax assets	(6,425,000)	(7,054,000)
Net deferred taxes	$473,000	$—

As of June 30, 2004, the Company had net operating loss carryforwards for federal tax purposes of approximately $18 million, which expire from 2014 through 2017.  The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate.  As of June 30, 2004, the Company had a valuation allowance of $6.4 million against deferred tax assets.  Given the Company’s current operating performance, management released approximately $629,000 of the valuation allowance during 2004.  This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Note 7 - Debt

Line of Credit

On March 9, 2004, the Company executed a line of credit for $250,000 with Chevy Chase Bank bearing an initial interest rate of 4% and maturing on March 1, 2005.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal and the Company has pledged all of its wholly-owned subsidiaries as collateral.  As of June 30, 2004, the Company has not borrowed against this line of credit.  Under this agreement, the Company must meet financial covenants relating to profitability, debt service coverage and a maximum leverage ratio.  The Company was in compliance with all such covenants as of June 30, 2004.

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

•                  500,000 shares of Series A redeemable preferred stock of the Company with a stated value of $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A redeemable preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.  Accrued dividends were approximately $4,000 and $9,000 at June 30, 2004 and 2003, respectively.

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

During the years ended June 30, 2004 and 2003, the Company incurred interest expense of approximately $20,000 and $754,000, respectively.

Long-term debt consists of the following:

	June 30,
	2004	2003
Various notes and obligations payable in monthly installments	$62,117	$345,056
Lease obligations	26,893	51,568
Board LLC note	—	632,528
	89,010	1,029,152
Less: current maturities	(75,240)	(290,430)
Long-term portion	$13,770	$738,722

The future debt obligations with maturities in excess of one year as of June 30, 2004 are as follows:

Future Debt Maturities
2005	75,240
2006	5,779
2007	6,758
2008	1,233
$89,010

Note 8 - Lease Commitments

At June 30, 2004, the Company has lease commitments for office space, a training center, and a number of service center locations as well as office equipment under operating and capital leases. These leases expire between 2005 and 2009, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $290,000 and $385,000 is included in operating expenses for the year ended June 30, 2004 and 2003 respectively. Rent expense for service center locations of approximately $6,000 and $70,000 is recorded net of sublease income of $0 and $40,000 for the years ended June 30, 2004 and 2003, respectively.

The future minimum lease payments and related sublease payments for operating leases with terms in excess of one year as of June 30, 2004, are as follows:

	Future Minimum Lease Payments	Sublease Income	Net
2005	$574,000	$223,000	$351,000
2006	576,000	232,000	344,000
2007	564,000	239,000	325,000
2008	570,000	235,000	335,000
2009	245,000	47,000	198,000
Thereafter	—	—	—
	$2,529,000	$976,000	$1,553,000

The future minimum lease payments for capital leases with terms in excess of one year as of June 30, 2004, are as follows:

Future Minimum Lease Payments
2005	$15,991
2006	7,543
2007	7,543
2008	1,258
Total lease payments	$32,335
Less amounts representing interest	5,442
Present value of net lease payments	$26,893

Note 9 - Related Party Transactions

The Company manages the operation of PTAC Marketing Fund, Inc. (“PMF”), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PMF, which is comprised of franchisee and Company personnel. The Company charged PMF $741,000 and $669,000 for administrative and other expenses incurred on behalf of PMF, for the years ended June 30, 2004 and 2003, respectively.  Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and PMF. At June 30, 2004 and 2003, the net amounts due from PMF were $61,417 and $0 respectively. These amounts are included in accounts receivable.

In January 1999, a subordinated debenture in the amount of $5.0 million was executed directly with Mr. Kellar, a former member of the Company’s board of directors.  $1.4 million of the original principal amount had been repaid.  Originally due May 25, 1999, the term of this subordinated debenture was extended to September 30, 2003. The holder has waived all debt covenants through September 30, 2003.  This debenture and related accrued interest was converted to equity as a result of the agreement reached on October 30, 2002 (see Note 7).

Another subordinated debenture in the amount of $2.0 million was executed in October 1998 with an LLC composed of certain current and former members of the Company’s board of directors (Board LLC).  On July 17, 2003, the Company reached an agreement with the Board LLC to restructure this debt obligation (see Note 7).

Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid in the amount of approximately $23,000 to the firm by the Company in the fiscal year ended June 30, 2004 did not exceed five percent of the firm’s gross revenues.

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

Note 10 - Stockholders’ Equity

During the year ended June 30, 2003, approximately 741,000 shares of common stock were issued to officers of the Company as bonus compensation totaling $175,500.  In addition, 250,000 shares of common stock were issued to an officer of the Company in September 2003.  Compensation expense of $132,500 and $80,000 was recorded for the earned portion of these shares for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

Common Stock Option Plan

In 1999, the Company’s Board of Directors and the Company’s stockholders approved the 1999 Employee Stock Option Plan (the “Option Plan”) and reserved 600,000 shares for issuance under the Plan. On March 21, 2001 the Company’s stockholders approved an amendment to increase the authorized shares under this plan to 1,600,000.  On January 15, 2003 the Company’s stockholders approved an amendment to increase the authorized shares under this plan to 2,600,000.  Options available for future grants under this plan were 560,000 at June 30, 2004.

Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director’s Stock Option Plan.  Options available for future grant at June 30, 2004, under these plans were 2,500, 0, and 75,000 respectively.  The Compensation Committee of the Company’s Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options.

The Company repurchased 704,000 shares of common stock options (exercise prices of these options range from $0.75 to $1.00 per share) for $0.001 per share in the first quarter of fiscal year 2003.  The Company in turn granted the same participants options for the purchase of 704,000 shares.  These options are exercisable at an exercise price of $0.44 per share at the same vesting schedule as the participant’s repurchased options.  The repurchase of such shares was deemed a repricing under FIN 44 and as such, the Company applies variable accounting during the remaining life of these options and in doing so, measures compensation expense periodically based upon the change in the fair market value of the underlying common stock.  As a result, the Company recorded compensation expense of approximately $127,000 and $40,000 associated with these options as of June 30, 2004 and 2003, respectively.

A summary of the Company’s stock option activity for the years ended June 30, are as follows:

	Shares Under Option	Weighted-Average Exercise Price
June 30, 2002	1,717,325	0.99
Options granted	465,000	0.44
Options exercised	—	—
Options forfeited	(308,125)	0.46
June 30, 2003	1,874,200	0.75
Options granted	65,000	0.44
Options exercised	—	—
Options forfeited	—	—
June 30, 2004	1,939,200	0.74

At June 30, 2004 and 2003, options for 1,438,000 and 938,000 shares, respectively, were exercisable.  The weighted average grant date fair value per option for options granted in 2004 and 2003 was $0.66 and $0.25, respectively.  The exercise price of options outstanding at June 30, 2004 ranged from $0.22 to $10.00 per share.

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock based compensation and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied (see Note 2).

The following table summarizes the assumptions used by the Company in estimating compensation expense as of the date the options were granted using a binomial model.

	2004	2003
Risk free interest rate	2.19%	2.61 to 2.98%
Volatility factors	283.52%	230.74%
Weighted-average expected life of the option (years)	3	4
Dividend yield	0.00%	0.00%

Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

Outside Director’s Stock Plan

In 2000, the Company’s Board of Directors and the Company’s stockholders approved the 2000 Outside Directors’ Stock Plan and reserved 50,000 shares for issuance under the Plan.  Shares available for future grants at June 30, 2004, under this plan were 37,000.

Note 11 - Employees’ Savings Plan

The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee’s first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to contribute up to 15% of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees’ contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year.  The employee matching contributions for each of the years ended June 30, 2004 and 2003 were $28,500 and $32,500, respectively.

Note 12 – Contingencies

The Company is currently subject to litigation that could have a material adverse impact on its liquidity as follows:

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

The Company does not believe that any of the above claims or proceedings will result in a material judgment against the Company.  There can be no assurance, however, that these suits will ultimately be decided in its favor.  Any one of these claims or proceedings may result in a material judgment against the Company, which could cause material adverse consequences to its operations.

Note 13 – Subsequent Events

On August 9, 2004, the Company signed an area development agreement with North Pacific Precision, Inc. (“NPPI”) for the area rights for the Seattle market.  Under the agreement, NPPI paid $500,000 for the area developer rights for the Seattle market, and the

Company will receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area.  The entire amount paid by NPPI will be recognized as revenue in the first quarter of 2005 as the Company has no significant obligations remaining under this agreement.

On September 2, 2004, the Company signed a master franchise agreement with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company has received advanced payments totaling $150,000.

Item 8.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 8A.   Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The required information on directors will be contained in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.  The required information on executive officers is set forth in Part I of this Form 10-KSB under an unnumbered item captioned “Executive Officers of Precision Auto Care, Inc.”

The code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other employees is attached as an exhibit in Item 13 of this report.  If the Company makes any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 10.   Executive Compensation

The required information will be set forth under “Executive Compensation” and “Report of the Organization and Compensation Committee on Executive Compensation” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information will be set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB. Except as otherwise stated in the Proxy Statement, the address of each of the persons owning more than 5% of the Company’s Common Stock is 748 Miller Drive, S. E., Leesburg, VA 20175.

Item 12.   Certain Relationships and Related Transactions

The required information will be set forth under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

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

(i)                                     None.

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

3.2*                     By-laws of the Company as amended August 18, 2004.

3.3                            Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated October 28, 2002 to create a new series of preferred stock designated as Series A Cumulative Redeemable Preferred Stock, included as an exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.

3.4                            Articles of Amendment to the Articles of Incorporation of Precision Auto Care, Inc. dated January 15, 2003 to increase the number of authorized shares, amend the required number of Board of Directors, and amend the terms of the Board of Directors, included as an exhibit to the Company’s Quarterly Report on Form 10-QSB, filed February 14, 2003, is incorporated herein by reference.

4.1                            Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-01) between the Company and Desarollo Integrado, S. A. de C. V., included as an exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.

4.2                            Warrant to Purchase Shares of Common Stock of Precision Auto Care, Inc. dated October 30, 2002 (Warrant No. 2002-02) between the Company and Arthur C. Kellar, included as an exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2002, is incorporated herein by reference.

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

10.8                      Subordinated Debenture Agreement with Board LLC, dated October 15, 1998, included as an exhibit to the Company’s Amended Quarterly Report on Form 10-Q/A, filed November 20, 1998, is incorporated herein by reference.

10.9                      Agreement dated August 3, 2000 between the Company and Louis M. Brown, Jr., included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 13, 2000, is incorporated herein by reference.

10.10                Lease dated December 3, 2001 between Leesburg Airpark III, LLC and Precision Tune Auto Care, Inc., included as an Exhibit to the Company’s Annual Report on Form 10-K, filed October 15, 2002, is incorporated herein by reference.

10.11                Agreement dated July 17, 2003 between the Company and Board L.L.C. terminating the Subordinated Debenture dated October 15, 1998 between the Company and Board L.L.C.

10.12                Promissory Note dated March 9, 2004 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B.

14*                             Code of Ethics

21*                        Significant Subsidiaries of the Company.

23.1*               Consent of Grant Thornton LLP, Independent Auditors.

31.1*               Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*               Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*               Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

Item 14.  Principal Accountant Fees and Services

The required information will be set forth under “Principal Accountant Fees and Services” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2004.

PRECISION AUTO CARE, INC.

By	:	/s/ Louis M. Brown, Jr.
Louis M. Brown, Jr.

Chief Executive Officer and Chairman of the Board

(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown	Chief Executive Officer and Chairman of the Board	September 28, 2004
Louis M. Brown, Jr.

/s/ Robert R. Falconi	President and Chief Operating Officer	September 28, 2004
Robert R. Falconi	(Principal Financial Accounting Officer)

/s/ Woodley A. Allen	Director	September 28, 2004
Woodley A. Allen

/s/ Bassam N. Ibrahim	Director	September 28, 2004
Bassam N. Ibrahim

/s/ John D. Sanders	Director	September 28, 2004
John D. Sanders

/s/ Peter C. Keefe	Director	September 28, 2004
Peter C. Keefe