Form 10QSB
period 2004-09-30
PRECISION AUTO CARE INC
filed 2004-11-10
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 23,808,602 shares of Common Stock as of October 29, 2004.

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2004 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,567,877	$1,573,368
Restricted cash	—	50,200
Accounts receivable, net of allowance of $145,805 and $72,815, respectively	815,487	620,761
Notes receivable	300,987	294,243
Deferred tax asset	713,000	473,000
Other assets	344,015	283,244
Total current assets	4,741,366	3,294,816

Property, plant and equipment, at cost	4,168,144	4,147,329
Less: Accumulated depreciation	(4,009,564)	(3,982,924)
	158,580	164,405

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $283,033 and $254,832, respectively	96,137	161,685
Deposits and other	38,635	27,914

Total assets	$13,746,462	$12,360,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,022,697	$1,955,430
Notes payable	20,553	75,240
Deferred revenue	514,150	396,150
Total current liabilities	2,557,400	2,426,820

Notes payable, net of current portion	12,409	13,770

Total liabilities	2,569,809	2,440,590

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 202,714 shares issued and outstanding	2,100,117	2,100,117

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 23,808,602 shares issued and outstanding	238,086	238,086
Additional paid-in capital	55,875,050	55,873,804
Accumulated deficit	(47,036,600)	(48,292,033)
Total stockholders’ equity	9,076,536	7,819,857
Total liabilities and stockholders’ equity	$13,746,462	$12,360,564

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,878,013	$2,847,787
Franchise development	698,812	174,123
Other	136,702	155,398

Total revenues	3,713,527	3,177,308

Direct cost:
Franchise support	1,913,288	1,909,620

Contribution	1,800,239	1,267,688

General and administrative expense	767,801	1,055,033
Depreciation expense	26,641	77,444

Operating income	1,005,797	135,211

Gain on debt restructuring	—	160,353
Interest expense	(1,975)	(5,832)
Other income	22,112	27,131

Total other income	20,137	181,652

Income before income tax expense	1,025,934	316,863
(Benefit) provision for income taxes	(240,000)	—

Net income	1,265,934	316,863
Preferred stock dividends	10,501	25,900
Net income applicable to common shareholders	$1,255,433	$290,963

Net income applicable to common stock per common share- Basic	$0.05	$0.02
Net income applicable to common stock per common share- Diluted	$0.05	$0.01

Weighted average common shares outstanding—Basic	23,808,602	16,558,833
Weighted average common shares outstanding—Diluted	26,399,153	21,769,483

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$1,255,433	$290,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,641	77,444
Decrease in valuation allowance	(240,000)	—
Gain on debt restructuring	—	(160,353)
Stock issued for compensation	—	132,500
Stock option compensation	1,246	106,070
Changes in assets and liabilities from continuing operations:
Restricted cash	50,200	—
Accounts and notes receivable	(135,922)	124,177
Prepaid expenses, deposits and other	(71,492)	(143,410)
Accounts payable and accrued liabilities	77,766	(41,598)
Deferred revenue and other	118,000	(76,875)

Net cash provided by operating activities	1,081,872	308,918
Investing activities:
Purchases of property and equipment	(20,815)	(14,978)

Net cash used in investing activities	(20,815)	(14,978)
Financing activities:
Payment of preferred stock dividends	(10,500)	(25,900)
Repayment of subordinated debt and other notes payable	(56,048)	(264,073)

Net cash used in financing activities	(66,548)	(289,973)

Net change in cash and cash equivalents	994,509	3,967
Cash and cash equivalents at beginning of year	1,573,368	1,564,110

Cash and cash equivalents at end of period	$2,567,877	$1,568,077

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for cash and issuance of debt and warrants	$—	$632,528
Fair value of cash, debt and warrants issued in exchange for cancellation of debt	$—	$472,175

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-KSB for the year ended June 30, 2004.

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

Note 2 – Accounting Policy

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Based on this valuation, the goodwill impairment testing for the period ending September 30, 2004, did not result in the impairment of recorded goodwill of approximately $8.7 million.

Stock Options

The Company generally applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock options and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied.  The Company also applies the provisions of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, as required when modifications and other provisions cause the application of variable accounting which calls for the periodic measurement of compensation expense based on the difference in the exercise price and the underlying value of the related stock.

Generally, no stock-based compensation cost has been reflected in net income, as the majority of options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.  The Company issued 375,000 shares of options on September 28, 2004.  The options were granted with an exercise price of $0.62, which was equal to the market price on that date.  However, the Company issued 65,000 options in the three months ended September 30, 2003 which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense is being recognized over the vesting period of these options.  The Company also repurchased certain options from employees and issued new options exercisable at a price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44 which triggered variable accounting.  As such, the Company recorded compensation expense of approximately $0 and $105,000 associated with these options during the three months ended September 30, 2004 and 2003, respectively.

Had compensation cost for all options been determined based on the fair value at the grant dates during the three months ending September 30, 2004 and 2003 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Three Months Ended September 30,
	2004	2003

Net income applicable to common shareholders	$1,255,433	$290,963
Add: Total stock-based compensation expense reported in net income under the intrinsic value method	1,246	238,570
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	4,119	170,500
Pro forma net income	$1,252,560	$359,033
Earnings per share:
Basic- as reported	$0.05	$0.02
Diluted- as reported	$0.05	$0.01
Basic- pro forma	$0.05	$0.02
Diluted- pro forma	$0.05	$0.02
Weighted average shares:
Weighted average common shares outstanding—Basic	23,808,602	16,558,833
Weighted average common shares outstanding—Diluted	26,399,153	21,769,483

Note 3 – Net Income Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at September 30, 2004 and 2003 was 7,159,133 and 13,720,195, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three months ended September 30, 2004 and 2003, respectively, 182,950 shares attributable to outstanding stock options, and 0 shares attributable to outstanding warrants were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	September 30, 2004	September 30, 2003
Numerator:
Net income	$1,265,934	$316,863
Preferred stock dividends	(10,501)	(25,900)
Net income applicable to common Shareholders	$1,255,433	$290,963
Denominator:
Denominator for basic EPS weighted- average-shares	23,808,602	16,558,833
Common stock equivalent- stock options	2,590,551	5,210,650
Denominator for diluted EPS weighted- average-shares	26,399,153	21,769,483
Basic income applicable to common shareholders per share	0.05	0.02
Diluted income applicable to common shareholders per share	$0.05	$0.01

Note 4 - Debt

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

•                  Issuance of a non-interest bearing note payable in the amount of $50,000, which was subsequently paid in full in May 2004.

•                  Issuance of warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.44 per share having a fair value of approximately $222,000.

The Company recognized a gain of approximately $160,000 from the cancellation of this debenture in the first quarter of fiscal year 2004.

Note 5 – Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Precision Auto Care, Inc. v. Brian J. Ranta, filed September 23, 2003 in the 52nd Judicial District, State of Michigan, Case No. 03C07934-GC

Precision Franchising, LLC (PFL) and Brian J. Ranta were parties to a Franchise Agreement that expired on February 1, 2003.  On September 23, 2003, Precision Auto Care, Inc. (PACI) filed suit against Ranta for $22,963 (plus interest) relating to unpaid operating and advertising fees.  Mr. Ranta answered in December 2003, offering several affirmative defenses including breach of the Franchise Agreement due to PACI’s lack of support, evidentiary problems, failure to account for monies already paid, and failure to state a claim.  In August 2004 the matter was referred to arbitration; in October 2004 the arbitrators decided in PACI’s favor, recommending that Mr. Ranta pay PACI $11,000.  Both sides accepted the arbiters’ decision, and Mr. Ranta will pay PACI the full $11,000 ($4,000 down, and $250 a month until paid in full).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Critical Accounting Estimates

The following is a summary of the Company’s critical accounting policies.  These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements.  Due to their nature, estimates involve judgments based on available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Based on this valuation, the goodwill impairment testing for the period ending September 30, 2004, did not result in the impairment of recorded goodwill of approximately $8.7 million.

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

The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate.  As of September 30, 2004, the Company had a valuation allowance of $5.9 million against deferred tax assets.  Given the Company’s current operating performance, management released $240,000 of the valuation allowance during the first quarter of 2005.  This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Overview

The Company is a franchisor of automotive service centers located in the United States and in certain foreign countries.  Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

The Company earned $.05 per share, compared to $.02 per share in the first quarter of fiscal 2003.  Significant factors impacting the quarter were:

•                  In August 2004, the Company signed an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market, and the Company will receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area. The entire amount paid was recognized as franchise development revenue in the first quarter from the sale as all material services or conditions related to the sale of the area rights were satisfied.

•                  In August 2004, the Company signed a master franchise agreement with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company received payments totaling $150,000 which were recognized as deferred revenue at September 30, 2004.  Under the terms of the agreement, Precision Tune Auto Care (China) Company Limited may open up to 330 centers. The Company will earn $5,000 per center upon opening and a 1.5% royalty fee based on the total gross center sales.  No centers were opened as of September 30.  The revenue from these centers will be recognized consistent with the current revenue recognition policy.

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Summary (in thousands)

	Three Months Ended September 30,
	2004	%	2003	%
Automotive care franchising revenue.	$3,577	96	$3,022	95
Other	137	4	155	5
Total revenues	$3,714	100%	$3,177	100%
Automotive care franchising direct cost	1,784	48	1,764	56
Other	129	3	146	5
Total direct cost	1,913	51	1,910	61
General and administrative	768	21	1,055	33
Depreciation expense	27	1	77	2
Operating income	1,006	27	135	4
Other	20	0	182	6
Earnings before taxes	1026	27	317	10
Income taxes	(240)	(7)	—	—
Net income	1,266	34	317	10
Preferred stock dividends	11	0	26	1
Net income applicable to common shareholders	$1,255	34%	$291	9%

Revenue. Total revenues for the three months ended September 30, 2004 was $3.7 million, an increase of approximately $536,000, or 17%, compared with total revenues of $3.2 million for the three months ended September 30, 2003.

Automotive care franchising revenue for the three months ended September 30, 2004 was $3.6 million, an increase of approximately $555,000, or 18%, compared with automotive care revenues of $3.0 million for the three months ended September 30, 2003.  This increase was primarily due to an increase in franchise development revenues of $525,000.  Franchise development revenues increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market.  Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company will also receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area.

Other revenue for the three months ended September 30, 2004 was $137,000, a decrease of approximately $19,000, or 12%, compared to $155,000 for the three months ended September 30, 2003.

Direct Cost. Total direct costs for the three months ended September 30, 2004 totaled $1.9 million, which was comparable to the three months ended September 30, 2003.

Automotive care franchising direct costs for the three months ended September 30, 2004 totaled $1.8 million, which was comparable to the three months ended September 30, 2003.

Other direct costs for the three months ended September 30, 2004 totaled $129,000, a decrease of $17,000 or 12%, compared with $146,000 for the three months ended September 30, 2003.

General and Administrative Expense. General and administrative expense was $768,000 for the three months ended September 30, 2004, a decrease of $287,000 or 27%, compared with $1.1 million for the three months ended September 30, 2003.  In the three months ended September 30, 2003, the company incurred compensation costs of approximately $133,000 associated with stock and option grants to officers of the Company and approximately $105,000 of compensation costs associated with repurchased options from employees (see Item 1- Note 2).  There were no such costs incurred in the three months ended September 30, 2004.  Additionally, this decrease was the result of management’s on-going cost reduction initiatives in general and administrative costs.

Operating Income From Continuing Operations.  The Company recorded operating income for the three months ended September 30, 2004 of approximately $1.0 million compared with operating income of $135,000 for the three months ended September 30, 2003.  As discussed previously, this increase was primarily due to the sale of the Seattle market and the decrease in the general and administrative expense.

Other Income.  The Company recorded a gain in other income of $20,000 for the three months ended September 30, 2004, which represents a decrease of approximately $162,000 or 89% compared with $182,000 for the three months ended September 30, 2003.  This decrease is primarily due to the fact the Company recognized a $160,000 gain from the debt restructuring that was completed in the first quarter of fiscal year 2004 (see Item 1 - Note 4).

Income Taxes.  Based on the Company’s current operating performance, management released $240,000 of the valuation allowance during the first quarter of 2005.  This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $1.3 million, or $0.05 per share, for the three months ended September 30, 2004 compared to the Net Income Applicable to Common Shareholders of $291,000, or $0.02 per share, for the three months ended September 30, 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2004 was $2.6 million.  This represents an increase of approximately $1.0 million from June 30, 2004.  This increase was driven by the sale of the rights to the Seattle market for $500,000 as well as the master franchise agreement the Company signed with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company has received advanced payments totaling $150,000. During the period, cash provided by operations was $1.1 million.  The Company generated operating profit in the fiscal year 2004 and the first quarter of 2005 with the expectation it will continue to do so for the remainder of fiscal year 2005.

Cash used in investing activities for the three months ended September 30, 2004 was $21,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the three months ended September 30, 2004 was $67,000. Cash used in financing activities during the period consisted primarily of payments of dividends and other notes payable.

Management believes that the Company’s current cash balance, cash generated from operations, and the available credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2005.

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

•                  Issuance of a non-interest bearing note payable in the amount of $50,000, which was subsequently paid in full in May 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Precision Auto Care, Inc. v. Brian J. Ranta, filed September 23, 2003 in the 52nd Judicial District, State of Michigan, Case No. 03C07934-GC

Precision Franchising, LLC (PFL) and Brian J. Ranta were parties to a Franchise Agreement that expired on February 1, 2003.  On September 23, 2003, Precision Auto Care, Inc. (PACI) filed suit against Ranta for $22,962.55 (plus interest) in unpaid operating and advertising fees.  Mr. Ranta answered in December 2003, offering several affirmative defenses including breach of the Franchise Agreement due to PACI’s lack of support, evidentiary problems, failure to account for monies already paid, and failure to state a claim.  In August 2004 the matter was referred to arbitration; in October 2004 the arbitrators decided in PACI’s favor, recommending that Mr. Ranta pay PACI $11,000.  Both sides accepted the arbiters’ decision, and Mr. Ranta will pay PACI the full $11,000 ($4,000 down, and $250 a month until paid in full).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS OR REPORTS ON FORM 8-K

(a)  Exhibits

31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith

(b)  Reports on Form 8-K

(i)	On August 10, 2004, a Form 8-K was filed announcing the Company’s agreement with North Pacific Precision, Inc. (“NPPI”) for the area rights for the Seattle market.

(ii)

On September 2, 2004, a Form 8-K was filed announcing the Company’s agreement with Hung Yue Holdings Co., Ltd. giving that firm a license to open and operate at least 330 Precision Tune Auto Care car care centers in China.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2004.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.

Louis M. Brown, Jr.
Chief Executive Officer
and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	November 10, 2004
Chairman of the Board
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	November 10, 2004
(Principal Financial Accounting Officer)
Robert R. Falconi