Form 10QSB
period 2004-12-31
PRECISION AUTO CARE INC
filed 2005-02-10
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 23,808,602 shares of Common Stock as of January 16, 2005.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,479,545	$1,573,368
Restricted cash	—	50,200
Accounts receivable, net of allowance of $105,539 and $72,815, Respectively	755,969	620,761
Notes receivable	299,456	294,243
Deferred tax asset	473,000	473,000
Other assets	440,574	283,244
Total current assets	4,448,544	3,294,816

Property, plant and equipment, at cost	4,182,112	4,147,329
Less: Accumulated depreciation	(4,037,107)	(3,982,924)
	145,005	164,405

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $251,319 and $254,832, respectively	99,755	161,685
Deferred tax asset	537,000	—
Deposits and other	63,314	27,914

Total assets	$14,005,362	$12,360,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,957,510	$1,955,430
Notes payable	58,810	75,240
Deferred revenue	298,454	396,150
Total current liabilities	2,314,774	2,426,820

Notes payable, net of current portion	10,994	13,770

Total liabilities	2,325,768	2,440,590

Commitments and contingencies	—	—

Series A redeemable preferred stock $.01 par value; 1,000,000 shares authorized; 202,714 shares issued and outstanding	2,100,117	2,100,117

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 23,808,602 shares issued and outstanding	238,086	238,086
Additional paid-in capital	55,977,858	55,873,804
Accumulated deficit	(46,636,467)	(48,292,033)
Total stockholders’ equity	9,579,477	7,819,857
Total liabilities and stockholders’ equity	$14,005,362	$12,360,564

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,465,531	$2,480,812
Franchise development	180,916	153,309
Other	138,682	160,252

Total revenues	2,785,129	2,794,373

Direct cost:
Franchise support	1,728,177	1,763,727

Contribution	1,056,952	1,030,646

General and administrative expense	925,043	723,727
Depreciation expense	27,543	79,348

Operating income	104,366	227,571

Gain on debt restructuring	—	32,522
Interest expense	(1,225)	(6,201)
Other income	10,491	38,456

Total other income	9,266	64,777

Income before income tax expense	113,632	292,348
(Benefit) provision for income taxes	(297,000)	—

Net income	410,632	292,348
Preferred stock dividends	10,501	25,900
Net income applicable to common shareholders	$400,131	$266,448

Net income applicable to common stock per common share- Basic	$0.02	$0.02
Net income applicable to common stock per common share- Diluted	$0.01	$0.01

Weighted average common shares outstanding- Basic	23,808,602	16,808,833
Weighted average common shares outstanding- Diluted	27,502,395	24,544,775

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$5,343,544	$5,328,599
Franchise development	879,728	327,432
Other	275,384	315,650

Total revenues	6,498,656	5,971,681

Direct cost:
Franchise support	3,641,465	3,673,347

Contribution	2,857,191	2,298,334

General and administrative expense	1,692,844	1,778,760
Depreciation expense	54,183	156,792

Operating income	1,110,164	362,782

Gain on debt restructuring	—	192,875
Interest expense	(3,200)	(12,034)
Other income	32,603	65,588

Total other income	29,403	246,429

Income before income tax expense	1,139,567	609,211
(Benefit) provision for income taxes	(537,000)	—

Net income	1,676,567	609,211
Preferred stock dividends	21,001	51,800
Net income applicable to common shareholders	$1,655,566	$557,411

Net income applicable to common stock per common share- Basic	$0.07	$0.03
Net income applicable to common stock per common share- Diluted	$0.06	$0.02

Weighted average common shares outstanding- Basic	23,808,602	16,684,516
Weighted average common shares outstanding- Diluted	27,005,936	23,380,632

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$1,655,566	$557,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,183	156,792
Decrease in valuation allowance	(537,000)	—
Gain on debt restructuring	—	(192,875)
Gain on disposal of asset	—	(25,000)
Stock based compensation	104,054	184,384
Changes in assets and liabilities:
Restricted cash	50,200	—
Accounts and notes receivable	(78,491)	235,632
Prepaid expenses, deposits and other	(132,730)	(132,358)
Accounts payable and accrued liabilities	23,081	(336,113)
Deferred revenue and other	(97,696)	(133,990)

Net cash provided by operating activities	1,041,167	313,883
Investing activities:
Purchases of property and equipment	(34,783)	(78,826)

Net cash used in investing activities	(34,783)	(78,826)
Financing activities:
Payment of preferred stock dividends	(21,001)	(51,800)
Repayment of subordinated debt and other notes payable	(79,206)	(499,649)

Net cash used in financing activities	(100,207)	(551,449)

Net change in cash and cash equivalents	906,177	(316,392)
Cash and cash equivalents at beginning of year	1,573,368	1,564,110

Cash and cash equivalents at end of period	$2,479,545	$1,247,718

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for cash and issuance of debt and warrants	$—	$833,900
Fair value of debt and warrants issued in exchange for cancellation of debt	$—	$272,175

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

Note 2 – Accounting Policy

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Based upon this analysis, management determined that goodwill of approximately $8.7 million was not impaired.

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

During fiscal year 2005, the Company issued 375,000 options to purchase shares of the Company’s common stock to certain employees.  The options were granted with an exercise price of $0.62, which was equal to the market price on that date.  As such, no compensation expense was required to be recorded.  During fiscal year 2004, the Company issued 65,000 options to purchase shares of the Company’s common stock which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense is being recognized over the vesting period of these options.  The Company also repurchased certain options from employees and issued new options exercisable at a price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44 which triggered variable accounting.  As such, the Company recorded compensation expense of approximately $102,000 and $50,000 associated with these options during the six months ended December 31, 2004 and 2003, respectively.

Had compensation cost for all options been determined based on the fair value at the grant dates during the six months ending December 31, 2004 and 2003 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Six Months Ended December 31,
	2004	2003

Net income applicable to common shareholders	$1,655,566	$557,411
Add: Total stock-based compensation expense reported in net income	104,054	184,384
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	58,042	200,500
Pro forma net income	$1,701,578	$541,295
Earnings per share:
Basic- as reported	$0.07	$0.03
Diluted- as reported	$0.06	$0.02
Basic- pro forma	$0.07	$0.03
Diluted- pro forma	$0.06	$0.02
Weighted average shares:
Weighted average common shares outstanding- Basic	23,808,602	16,684,516
Weighted average common shares outstanding- Diluted	27,005,936	23,380,632

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – awards for which the fair value was required to be measured under Statement 123.

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 - Master License Agreement

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  The revenue recognized from this agreement will be accounted for using the installment method due to the extended payment terms.  For the six months ended December 31, 2004, the Company recognized revenue of $130,000.  The Company will recognize approximately $2.0 million through 2011 based on the terms of the agreement once collection is reasonably assured.  Under the terms of the agreement, Precision Tune Auto Care (China) Company Limited may open up to 330 centers. The Company will earn $5,000 per center upon opening and a 1.5% royalty fee based on the total gross center sales.  No centers were opened as of December 31, 2004.

Note 4 - New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows since the Company generally does not engage in non-monetary transactions.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this revised Standard will have on its operations.

Note 5 – Net Income Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at December 31, 2004 and 2003 was 7,145,302 and 13,776,266, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the six months ended December 31, 2004 and 2003, respectively, 182,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Numerator:
Net income	$410,632	$292,348	$1,676,567	$609,211
Preferred stock dividends	(10,501)	(25,900)	(21,001)	(51,800)
Net income applicable to common Shareholders	$400,131	$266,448	$1,655,566	$557,411
Denominator:
Denominator for basic EPS weighted-average-shares	23,808,602	16,808,833	23,808,602	16,684,516
Common stock equivalents-stock options and warrants	3,693,793	7,735,942	3,197,334	6,696,116
Denominator for diluted EPS weighted-average-shares	27,502,395	24,544,775	27,005,936	23,380,632
Basic income per share applicable to common shareholders	$0.02	$0.02	$0.07	$0.03
Diluted income per share applicable to common shareholders	$0.01	$0.01	$0.06	$0.02

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.:  By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

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

Revenue Recognition

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no known issues involving collection exist.  In the event receivables are not likely to be collected, the Company will record a provision for bad debts.  This estimate is based upon our experience working with individual franchises, taking into consideration past payment history, operating performance of the franchisee or other factors that bear on the ultimate collection of such receivables.

Revenue from the sale of a franchise is recognized when all significant obligations have satisfied, which is generally upon the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region.  Revenue from the sale of Area Development agreements is recognized as all material services or conditions related to the sale are satisfied.  Revenue from the sale of international master licenses is recognized upon signing the Agreement since the Company is not required to support the international franchises as there is no contractual agreement between the Company and the international franchisees.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  As a result of this analysis, management determined that goodwill of approximately $8.7 million was not impaired.

Deferred Tax Valuation Allowance

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company recognizes deferred tax assets if it is more likely than not that the asset will be realized in future years.

The Company regularly reviews the recoverability of its deferred tax assets and adjusts the valuation allowance as deemed appropriate.  As of December 31, 2004, the Company had a valuation allowance of $5.9 million against deferred tax assets.  The Company has demonstrated an ability to utilize net operating losses given recent operating profits, as such management concluded that it was appropriate to release $537,000 of the valuation allowance during the six months ended December 31, 2004.

Results of Operations

Comparison of the three months ended December 31, 2004 to the three months ended December 31, 2003

Summary (in thousands)

	Three Months Ended December 31,
	2004	%	2003	%
Automotive care franchising revenue	$2,646	95	$2,634	94
Other	139	5	160	6
Total revenues	$2,785	100%	$2,794	100%
Automotive care franchising direct cost	1,598	57	1,623	58
Other	129	5	141	5
Total direct cost	1,727	62	1,764	63
General and administrative	925	33	723	26
Depreciation expense	28	1	79	3
Operating income	105	4	228	8
Other	9	—	64	2
Earnings before taxes	114	4	292	10
(Benefit) provision for income taxes	(297)	(11)	—	—
Net income	411	15	292	10
Preferred stock dividends	11	1	26	1
Net income applicable to common shareholders	$400	14%	$266	9%

Revenue. Total revenues for the three months ended December 31, 2004 was approximately $2.8 million, a decrease of approximately $9,000, compared with total revenues of approximately $2.8 million for the three months ended December 31, 2003.

Automotive care franchising revenue for the three months ended December 31, 2004 was $2.6 million, an increase of approximately $12,000, compared with automotive care revenues of $2.6 million for the three months ended December 31, 2003.  This increase was primarily the result of an increase in franchise development revenues of $28,000 and royalty revenues in the amount of $38,000.  This increase was offset by a decrease in printing revenue in the amount of $54,000.

Other revenue for the three months ended December 31, 2004 was $139,000, a decrease of approximately $21,000, or 13%, compared to $160,000 for the three months ended December 31, 2003.

Direct Cost. Total direct costs for the three months ended December 31, 2004 totaled $1.7 million, a decrease of $37,000 or 2%, compared with $1.8 million for the three months ended December 31, 2003.  This decrease is due to the lower commission expense on franchise development revenue.

General and Administrative Expense. General and administrative expense was $925,000 for the three months ended December 31, 2004, an increase of $202,000 or 28%, compared with $723,000 for the three months ended December 31, 2003.  In the three months ended December 31, 2004, the Company incurred compensation costs of approximately $102,000 associated with repurchased options from employees (see Item 1- Note 2).  Additionally, the Company incurred expenses of approximately $97,000 for the convention held in San Antonio, Texas during the three months ended December 31, 2004.  No comparable expenses were incurred during the three months ended December 31, 2003.

Operating Income.  The Company recorded operating income for the three months ended December 31, 2004 of approximately $105,000 compared with operating income of $228,000 for the three months ended December 31, 2003.  The decrease was mainly attributed to high general and administrative costs for the period.

Other Income.  The Company recorded Other Income of $6,000 for the three months ended December 31, 2004, which represents a decrease in Other Income of approximately $55,000 or 86% compared to $64,000 in Other Income for the three months ended December 31, 2003.  This decrease was primarily attributed to the Company’s payment of approximately $169,000 in full satisfaction of a $201,000 debt in the three months ended December 31, 2003, resulting in a gain of approximately $32,000 (see Item 1- Note 6).

Income Taxes.  The Company has demonstrated an ability to utilize net operating losses given recent operating profits, as such management concluded that it was appropriate to release $297,000 of the valuation during the three months ended December 31, 2004.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $400,000, or $0.02 per share, for the three months ended December 31, 2004 compared to the Net Income Applicable to Common Shareholders of $266,000, or $0.02 per share, for the three months ended December 31, 2003.

Results of Operations

Comparison of the six months ended December 31, 2004 to the six months ended December 31, 2003

Summary (in thousands)

	Six Months Ended December 31,
	2004	%	2003	%
Automotive care franchising revenue	$6,223	96	$5,656	95
Other	275	4	316	5
Total revenues	$6,498	100%	$5,972	100%
Automotive care franchising direct cost	3,382	52	3,386	57
Other	259	4	287	5
Total direct cost	3,641	56	3,673	62
General and administrative	1,693	26	1,779	29
Depreciation expense	54	1	157	3
Operating income	1,110	17	363	6
Other	29	1	246	4
Earnings before taxes	1,139	18	609	10
Income taxes	(537)	(8)	—	—
Net income	1,676	26	609	10
Preferred stock dividends	21	—	52	1
Net income applicable to common shareholders	$1,655	26%	$557	9%

Revenue. Total revenues for the six months ended December 31, 2004 was approximately $6.5 million, an increase of approximately $526,000, or 9%, compared with total revenues of approximately $6.0 million for the six months ended December 31, 2003.

Automotive care franchising revenue for the six months ended December 31, 2004 was approximately $6.2 million, an increase of approximately $567,000, or 10%, compared with automotive care revenues of approximately $5.6 million for the six months ended

December 31, 2003.  This increase was primarily due to an increase in franchise development revenues of $525,000.  Franchise development revenues increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market.  Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company will also receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area.

Other revenue for the six months ended December 31, 2004 was $275,000, a decrease of approximately $41,000, or 13%, compared to $316,000 for the six months ended December 31, 2003.  This decrease was due primarily to a decrease in training revenue in the amount of $17,000 and revenue from the point of sale system in the amount of $13,000.

Direct Cost. Total direct costs for the six months ended December 31, 2004 totaled approximately $3.6 million, a decrease of $32,000 or 1%, compared with approximately $3.7 million for the six months ended December 31, 2003.

General and Administrative Expense. General and administrative expense was approximately $1.7 million for the six months ended December 31, 2004, a decrease of $86,000 or 5%, compared with approximately $1.8 million for the six months ended December 31, 2003.  In the six months ended December 31, 2004 and 2003, respectively, the Company incurred compensation costs of approximately $102,000 and $50,000 associated with repurchased options from employees (see Item 1- Note 2).  Additionally, this decrease was primarily the result of management’s on-going cost reduction initiatives in general and administrative costs.  Specifically, legal costs were reduced.

Operating Income.  The Company recorded operating income for the six months ended December 31, 2004 of approximately $1.1million compared with operating income of $363,000 for the six months ended December 31, 2003.  This increase was mainly attributed to the revenue recognized from the sale of the area rights for the Seattle market.

Other Income.  The Company recorded Other Income of $29,000 for the six months ended December 31, 2004, which represents a decrease in Other Income of approximately $217,000 or 88% compared to $222,000 in Other Income for the six months ended December 31, 2003.  This decrease was primarily attributed to the Company’s gain from debt restructurings totaling approximately $193,000 recorded in the six months ended December 31, 2003 (see Item 1- Note 6).

Income Taxes.  The Company has demonstrated an ability to utilize net operating losses given recent operating profits, as such management concluded that it was appropriate to release $537,000 of the valuation allowance during the six months ended December 31, 2004.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $1.7 million, or $0.07 per share, for the six months ended December 31, 2004 compared to the Net Income Applicable to Common Shareholders of $557,000, or $0.03 per share, for the six months ended December 31, 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at December 31, 2004 was $2.5 million.  This represents an increase of $906,000 from June 30, 2004. This increase was driven by the sale of the rights to the Seattle market for $500,000 as well as the master franchise agreement the Company signed with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company received advanced payments totaling $150,000.   During the period, cash provided by operations was $1 million.  The Company generated operating profit in fiscal year 2004 and the six months ending December 31, 2004 with the expectation it will continue to do so for the remainder of fiscal year 2005.

Cash used in investing activities for the six months ended December 31, 2004 was $35,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the six months ended December 31, 2004 was $100,000. Cash used in financing activities during the period consisted primarily of payments of dividends and other notes payable.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2005.   At December 31, 2004, the entire line of credit was available.

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

Seasonality and Quarterly Fluctuations

Seasonal changes may impact various sectors of the Company’s business differently and, accordingly, the Company’s operations may be affected by seasonal trends in certain periods. In particular, severe weather in winter months can adversely affect the Company because such weather makes it difficult for consumers in affected parts of the country to travel to Precision Auto Care centers.

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

Threatened Litigation:

Puyallup Auto Stop Associates, Inc. v. PTW, Inc.:  By letter dated July 1, 2003, a landlord has asserted a claim against PTW, Inc. for reimbursement of the costs of remediating environmental contamination to the leased premises during the term of the lease, which costs are alleged to exceed $250,000.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 17, 2004.

The following proposals were adopted by the margins indicated:

1.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld
Woodley A. Allen	22,946,413	15,300
Louis M. Brown, Jr.	22,946,413	15,300
Bassam N. Ibrahim	22,864,060	97,653
Peter C. Keefe	22,944,960	16,753
John D. Sanders, Ph.D	22,946,413	15,300

2.                                       To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending June 30, 2005.

Number of Shares
For	22,955,313
Against	2,000
Abstain	4,400

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS OR REPORTS ON FORM 8-K

(a)  Exhibits

12*                             Code of Ethics as amended November 17, 2004.

31.1*                    Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                    Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*                    Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

(b)  Reports on Form 8-K

(i)                                     On November 18, 2004, a Form 8-K was filed announcing the Board of Directors met on November 17, 2004, and approved revisions to the Company’s Code of Ethics.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2005.

Precision Auto Care, Inc.

/s/ Louis M. Brown, Jr.

By:
Louis M. Brown, Jr.
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	February 10, 2005
Chairman of the Board
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	February 10, 2005
(Principal Financial and Accounting Officer)
Robert R. Falconi