Form 10QSB
period 2005-03-31
PRECISION AUTO CARE INC
filed 2005-05-12
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2005

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,362,252 shares of Common Stock as of April 13, 2005.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,908,559	$1,573,368
Restricted cash	—	50,200
Accounts receivable, net of allowance of $138,905 and $72,815, respectively	765,940	620,761
Notes receivable	256,671	294,243
Deferred tax asset	473,000	473,000
Other assets	412,918	283,244
Total current assets	4,817,088	3,294,816

Property, plant and equipment, at cost	4,198,957	4,147,329
Less: Accumulated depreciation	(4,065,360)	(3,982,924)
	133,597	164,405

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $255,519 and $254,832, respectively	71,191	161,685
Deferred tax asset	965,000	—
Deposits and other	63,314	27,914

Total assets	$14,761,934	$12,360,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,086,181	$1,955,430
Notes payable	39,223	75,240
Deferred revenue	323,846	396,150
Total current liabilities	2,449,250	2,426,820

Notes payable, net of current portion	9,522	13,770

Total liabilities	2,458,772	2,440,590

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 and 202,714 shares issued and outstanding	116,312	2,100,117

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,362,252 and 23,808,602 shares issued and outstanding	283,623	238,086
Additional paid-in capital	57,909,364	55,873,804
Accumulated deficit	(46,006,137)	(48,292,033)
Total stockholders’ equity	12,186,850	7,819,857
Total liabilities and stockholders’ equity	$14,761,934	$12,360,564

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,611,141	$2,603,399
Franchise development	76,784	74,573
Other	79,362	163,109

Total revenues	2,767,287	2,841,081

Direct cost:
Franchise support	1,767,784	1,723,719

Contribution	999,503	1,117,362

General and administrative expense	771,731	720,085
Depreciation expense	28,253	80,212

Operating income	199,519	317,065

Interest expense	(1,328)	(4,527)
Other income	12,293	12,071

Total other income	10,965	7,544

Income before income tax expense	210,484	324,609
(Benefit) provision for income taxes	(428,000)	—

Net income	638,484	324,609
Preferred stock dividends	8,154	17,826
Net income applicable to common shareholders	$630,330	$306,783

Net income applicable to common stock per common share- Basic	$0.03	$0.02
Net income applicable to common stock per common share- Diluted	$0.02	$0.01

Weighted average common shares outstanding- Basic	24,938,661	20,423,929
Weighted average common shares outstanding- Diluted	28,542,253	23,351,858

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$7,954,686	$7,931,997
Franchise development	956,512	402,006
Other	354,747	478,759

Total revenues	9,265,945	8,812,762

Direct cost:
Franchise support	5,409,249	5,397,066

Contribution	3,856,696	3,415,696

General and administrative expense	2,464,577	2,498,845
Depreciation expense	82,436	237,004

Operating income	1,309,683	679,847

Gain on debt restructuring	—	192,875
Interest expense	(4,528)	(16,561)
Other income	44,896	77,659

Total other income	40,368	253,973

Income before income tax expense	1,350,051	933,820
(Benefit) provision for income taxes	(965,000)	—

Net income	2,315,051	933,820
Preferred stock dividends	29,155	69,626
Net income applicable to common shareholders	$2,285,896	$864,194

Net income applicable to common stock per common share- Basic	$0.09	$0.05
Net income applicable to common stock per common share- Diluted	$0.08	$0.04

Weighted average common shares outstanding- Basic	24,181,149	17,926,438
Weighted average common shares outstanding- Diluted	27,615,308	21,125,142

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$2,285,896	$864,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,436	237,004
Decrease in valuation allowance	(965,000)	—
Gain on debt restructuring	—	(192,875)
Gain on disposal of asset	—	(25,000)
Stock based compensation	81,912	158,861
Changes in assets and liabilities:
Restricted cash	50,200	—
Accounts and notes receivable	(17,113)	234,357
Prepaid expenses, deposits and other	(105,074)	(163,476)
Accounts payable and accrued liabilities	160,727	(469,898)
Deferred revenue and other	(72,304)	(161,727)

Net cash provided by operating activities	1,501,680	481,440
Investing activities:
Purchases of property and equipment	(51,628)	(86,098)

Net cash used in investing activities	(51,628)	(86,098)
Financing activities:
Proceeds from issuance of common stock	15,380	—
Payment of preferred stock dividends	(29,976)	(73,248)
Repayment of subordinated debt and other notes payable	(100,265)	(574,070)

Net cash used in financing activities	(114,861)	(647,318)

Net change in cash and cash equivalents	1,335,191	(251,976)
Cash and cash equivalents at beginning of year	1,573,368	1,564,110

Cash and cash equivalents at end of period	$2,908,559	$1,312,134

Supplemental schedule of non cash investing and finance activities:
Preferred stock exchanged for issuance of common stock	$1,983,805	$3,079,883
Fair value of debt and warrants issued in exchange for cancellation of debt	$—	$272,175

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

Note 2 — Accounting Policy

Goodwill and Intangible Assets

        Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engages a valuation expert to assist in estimating the Company’s fair value utilizing a discounted future cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates we use to manage the underlying business.  In conjunction with management’s analysis, the Company determined it has one reporting unit, which is the same as its reporting segment; Automotive Care Franchising.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Based upon this analysis, management determined that goodwill of approximately $8.7 million was not impaired.

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

        During fiscal year 2005, the Company issued 375,000 options to purchase shares of the Company’s common stock to certain employees.  The options were granted with an exercise price of $0.62, which was equal to the market price on that date.  As such, no compensation expense was required to be recorded.  During fiscal year 2004, the Company issued 65,000 options to purchase shares of the Company’s common stock which had an exercise price below the market value of the underlying common stock on the date of grant.  As a result, approximately $15,000 of compensation expense is being recognized over the vesting period of these options.  The Company also repurchased certain options from employees and issued new options exercisable at a price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44 which triggered variable accounting.  As such, the Company recorded compensation expense of approximately $68,000 and $23,000 associated with these options during the nine months ended March 31, 2005 and 2004, respectively.  In January 2005, 10,000 shares of the repriced options were exercised at a price of $0.44.  The Company recognized an expense of approximately $11,000 upon the exercise of these options for the three months ended March 31, 2005.

        Had compensation cost for all options been determined based on the fair value at the grant dates during the nine months ending March 31, 2005 and 2004 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Nine Months Ended March 31,
	2005	2004

Net income applicable to common shareholders	$2,285,896	$864,194
Add: Total stock-based compensation expense reported in net income	81,912	158,861
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	108,443	224,500
Pro forma net income	$2,259,365	$798,555
Earnings per share:
Basic- as reported	$0.09	$0.05
Diluted- as reported	$0.08	$0.04
Basic- pro forma	$0.09	$0.04
Diluted- pro forma	$0.08	$0.04
Weighted average shares:
Weighted average common shares outstanding- Basic	24,181,149	17,926,438
Weighted average common shares outstanding- Diluted	27,615,308	21,125,142

*  All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — awards for which the fair value was required to be measured under Statement 123.

Reclassifications

        Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 - Master License Agreement

        In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Under the terms of the agreement, Hung Yue Holdings is obligated to pay the Company approximately $2.1 million.  A deposit payment of $50,000 was paid into escrow prior to executing the agreement and $100,000 was paid on August 31, 2004, upon execution.  Additional payments of $50,000 were to be paid by November 30, 2004 and December 31, 2004, respectively.  However, due to unforeseen circumstances Hung Yue Holdings has requested additional time to make these payments.  Accordingly, revenue of $130,000 was recognized through December 31, 2004, in connection with the signing of the master franchising agreement, and $20,000 was deferred.  The revenue was recognized as the Company had substantially fulfilled all required obligations.  The Company has received a portion of the remaining installment payments relating to the signing of the master franchise agreement and recognized additional revenue of $10,000 for the three months ended March 31, 2005.  The Company will also receive a $250,000 payment on the first anniversary of signing the master franchise agreement, and a minimum of $1.6 million payable in seven annual installments beginning on August 31, 2005, relating to the opening of car care centers in China.  No future revenue will be recognized until collection of such amounts is probable.  Additionally, revenue from future franchises under the master license agreement will be recognized when the Company’s obligations have been satisfied and collection of the franchise fee is probable.  No centers were opened as of March 31, 2005.

Note 4 - New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement will be effective for the Company beginning with its fiscal year 2006.  The adoption of this Standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows since the Company generally does not engage in non-monetary exchange transactions.

         In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The provisions of this Statement will be effective for the Company beginning with its fiscal year 2007.  The Company is currently evaluating the impact this revised Standard will have on its financial position and results of operations.

Note 5 — Earnings Per Share

        The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at March 31, 2005 and 2004 was 6,767,460 and 12,580,367, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three months ended March 31, 2005 and 2004, respectively, 157,950 and 182,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2005 and 2004, respectively, 182,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Numerator:
Net income	$638,484	$324,609	$2,315,051	$933,820
Preferred stock dividends	(8,154)	(17,826)	(29,155)	(69,626)
Net income applicable to common Shareholders	$630,330	$306,783	$2,285,896	$864,194
Denominator:
Denominator for basic EPS weighted- average-shares	24,938,661	20,423,929	24,181,149	17,926,438
Common stock equivalents- stock options and warrants	3,603,592	2,927,929	3,434,159	3,198,704
Denominator for diluted EPS weighted- average-shares	28,542,253	23,351,858	27,615,308	21,125,142
Basic earnings per share applicable to common shareholders	$0.03	$0.02	$0.09	$0.05
Diluted earnings per share applicable to common shareholders	$0.02	$0.01	$0.08	$0.04

Note 6 - Debt

Debt

      On March 1, 2005, the Company renewed the $250,000 line of credit with Chevy Chase Bank.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (5.75% at March 31, 2005) and the Company has pledged all of its wholly-owned subsidiaries as collateral.  The Company has not borrowed against this line of credit.

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

        In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock by surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock by surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 4,472,270 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and former board members in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holders purchased 4,472,270 restricted shares of common stock by surrendering 189,942 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 36,380 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 36,380 restricted shares of common stock by surrendering 1,545 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

Note 7 — Contingencies

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

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, a Precision Tune Auto Care, Inc. subsidiary, was provided with a complaint in which Puyallup Auto Stop Associates (PASA) is seeking an amount to be determined at trial and attorney’s fees.  PASA claims breach of a lease contract due to a nuisance caused by or permitted by PTW.  Beginning in 1994, PTW subleased property owned by PASA to a Precision Tune franchisee.  PASA alleges that PTW or the franchisee-subtenant contaminated the property, and that PTW is liable for environmental remediation costs under its lease with PASA.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

Davis Tune, Inc. v. Precision Franchising LLC (PFL), Circuit Court for Escambia County, Florida

On February 15, 2005, PFL was served with a complaint in which franchisee Davis Tune, Inc. is seeking damages in excess of $30,000.  Davis Tune alleges that PFL engaged in deceptive and unfair trade practices by not providing the advanced training necessary for the operation of the franchise, and by delegating the responsibility to provide this training to an Area Developer who operated competing franchises.  Davis Tune also alleges that PFL used advertising royalty payments to offset other corporate expenditures, ignored its complaints that the above-mentioned competitor lured away its employees, and prevented Davis Tune from recouping advertising royalty payments in order to improve its physical plant as per a program initiated by PFL.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

Davis Tune, Inc. and its two shareholders, Mr. Donald Roe and Ms. Shirley F. Roe, are also defendants in a related action filed by PFL on November 1, 2004 in the Federal District Court for the Eastern District of Virginia (Precision Franchising LLC v. Davis Tune, Inc., et al., Civil Action No.: 1:04CV1326).  PFL alleges trademark infringement and breach of contract.

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

         The Company enters into domestic Area Development agreements and international Master License agreements (Agreements) which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region.  Revenue from the sale of Area Development and international Master License agreements is recognized as all material services or conditions related to the sale are satisfied.

The Company recognized revenues from foreign countries of $311,000 and $139,000 for the nine months ended March 31, 2005 and 2004, respectively.

Goodwill and Intangible Assets

        Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engages a valuation expert to assist in estimating the Company’s fair value utilizing a discounted future cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates we use to manage the underlying business.  In conjunction with management’s analysis, it determined that the Company has one reporting unit, which is the same as its reporting segment; Automotive Care Franchising.  Historically, management has performed its impairment analysis in the first quarter of each fiscal year.  The Company obtained a current business enterprise valuation for purposes of supporting its impairment analysis for fiscal year 2005.  Based upon this analysis, management determined that goodwill of approximately $8.7 million was not impaired.

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

        Management regularly reviews the recoverability of its deferred tax assets and adjusts the valuation allowance as deemed appropriate.  As of March 31, 2005, the Company had a valuation allowance of $6.4 million against deferred tax assets.  The Company has demonstrated an ability to utilize net operating losses given recent operating profits, as such management concluded that it was appropriate to release $965,000 of the valuation allowance during the nine months ended March 31, 2005.  Further reduction of the valuation allowance will be made provided that the Company is able to maintain continual profits from operations.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Summary (in thousands)

	Three Months Ended March 31,
	2005	%	2004	%
Automotive care franchising revenue	$2,688	97	$2,678	94
Other	79	3	163	6
Total revenues	$2,767	100%	$2,841	100%
Automotive care franchising direct cost	1,701	62	1,570	55
Other	67	2	154	5
Total direct cost	1,768	64	1,724	60
General and administrative	772	28	720	26
Depreciation expense	28	1	80	3
Operating income	199	7	317	11
Other	11	1	8	—
Earnings before taxes	210	8	325	11
(Benefit) provision for income taxes	(428)	(15)	—	—
Net income	638	23	325	11
Preferred stock dividends	8	—	18	1
Net income applicable to common shareholders	$630	23%	$307	10%

Revenue. Total revenue for the three months ended March 31, 2005 was approximately $2.8 million, was consistent with total revenue for the three months ended March 31, 2004.

Automotive care franchising revenue for the three months ended March 31, 2005 was approximately $2.7 million, was comparable with automotive care revenue of $2.7 million for the three months ended March 31, 2004.

Other revenue for the three months ended March 31, 2005 was $79,000, a decrease of approximately $84,000 or 52%, compared to $163,000 for the three months ended March 31, 2004.  This decrease was due to the fact that the support revenue from the Shell- Mexico transaction ceased as of December 31, 2004.

Direct Cost. Total direct costs for the three months ended March 31, 2005 increased $44,000 or 3%, compared with direct costs for the three months ended March 31, 2004.

Automotive care franchising direct costs for the three months ended March 31, 2005 totaled approximately $1.7 million, compared with $1.6 million for the three months ended March 31, 2004.  The majority of this increase relates to the increase in printing revenue.

Other direct costs for the three months ended March 31, 2005 totaled $67,000, a decrease of $87,000 or 56%, compared with $154,000 for the three months ended March 31, 2004.  This decrease is due to the termination of the agreement to provide any support to Shell as that agreement was completed as of December 31, 2004.

General and Administrative Expense. General and administrative expense was $772,000 for the three months ended March 31, 2005, an increase of $52,000 or 7%, compared with $720,000 for the three months ended March 31, 2004.  In the three months ended March 31, 2005, the Company accrued for legal expenses of $50,000 associated with enforcing a franchise agreement.  Other general and administrative expenses remained consistent with prior year.

Operating Income.  The Company recorded operating income for the three months ended March 31, 2005 of approximately $199,000 compared with operating income of $317,000 for the three months ended March 31, 2004.  The decrease was mainly attributed to decreased margins from printing revenue and higher general and administrative costs from the accrued legal expenses as detailed above.

Other Income.  The Company recorded other income of $11,000 for the three months ended March 31, 2005, which represents an increase in other income of approximately $3,000 or 38% compared to $8,000 in other income for the three months ended March 31, 2004.

Income Taxes.  The Company has demonstrated an ability to utilize net operating loss carryforwards given recent operating profits.  As such management concluded that it was appropriate to release $428,000 of the valuation allowance during the three months ended March 31, 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of $630,000, or $0.03 per basic share, for the three months ended March 31, 2005 compared to the net income applicable to common shareholders of $306,000, or $0.02 per basic share, for the three months ended March 31, 2004.

Results of Operations

Comparison of the nine months ended March 31, 2005 to the nine months ended March 31, 2004

Summary (in thousands)

	Nine Months Ended March 31,
	2005	%	2004	%
Automotive care franchising revenue	$8,911	96	$8,334	95
Other	355	4	479	5
Total revenues	$9,266	100%	$8,813	100%
Automotive care franchising direct cost	5,083	55	4,956	56
Other	326	3	441	5
Total direct cost	5,409	58	5,397	61
General and administrative	2,465	27	2,499	28
Depreciation expense	82	1	237	3
Operating income	1,310	14	680	8
Other	40	1	254	3
Earnings before taxes	1,350	15	934	11
Income taxes	(965)	(10)	—	—
Net income	2,315	25	934	11
Preferred stock dividends	29	—	70	1
Net income applicable to common shareholders	$2,286	25%	$864	10%

Revenue. Total revenue for the nine months ended March 31, 2005 was approximately $9.3 million, an increase of approximately $453,000 or 5%, compared with total revenue of approximately $8.8 million for the nine months ended March 31, 2004.

Automotive care franchising revenue for the nine months ended March 31, 2005 was approximately $8.9 million, an increase of approximately $577,000 or 7%, compared to revenue of approximately $8.3 million for the nine months ended March 31, 2004.  This increase was primarily due to an increase in franchise development revenue of $525,000.  Franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market.  Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company will also receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area.

Other revenue for the nine months ended March 31, 2005 was $355,000, a decrease of approximately $124,000 or 26%, compared to $479,000 for the nine months ended March 31, 2004.  This decrease was due primarily to the fact that the support revenue from the Shell-Mexico transaction ceased as of December 31, 2004.  Additionally, other revenue decreased due to the fact training revenue decreased in the amount of $31,000 and revenue from the point of sale system decreased $10,000.

Direct Cost. Total direct costs for the nine months ended March 31, 2005 of approximately $5.4 million, was consistent with direct costs for the nine months ended March 31, 2004.

General and Administrative Expense. General and administrative expense for the nine months ended March 31, 2005 totaled approximately $2.5 million, which was comparable to the nine months ended March 31, 2004.

Operating Income.  The Company recorded operating income for the nine months ended March 31, 2005 of approximately $1.3 million compared with operating income of $680,000 for the nine months ended March 31, 2004.  This increase was mainly attributed to the revenue recognized from the sale of the area rights for the Seattle market.

Other Income.  The Company recorded other income of $40,000 for the nine months ended March 31, 2005, which represents a decrease in other income of approximately $214,000 or 84%, compared to $254,000 in other income for the nine months ended March 31, 2004.  This decrease was primarily attributed to the Company’s gain from debt restructurings totaling approximately $193,000 recorded in the nine months ended March 31, 2004 (see Item 1- Note 6).

Income Taxes.  The Company has demonstrated an ability to utilize net operating loss carryforwards given recent operating profits. As such management concluded that it was appropriate to release $965,000 of the valuation allowance during the nine months ended March 31, 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of approximately $2.3 million, or $0.09 per basic share, for the nine months ended March 31, 2005 compared to the net income applicable to common shareholders of $864,000, or $0.05 per basic share, for the nine months ended March 31, 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash at March 31, 2005 was approximately $2.9 million.  This represents an increase of approximately $1.3 million from June 30, 2004. This increase was driven by the sale of the rights to the Seattle market for $500,000 as well as the master franchise agreement the Company signed with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company received advanced payments totaling $150,000.   During the period, cash provided by operations was approximately $1.5 million.  The Company generated operating profit in fiscal year 2004 and the nine months ending March 31, 2005 with the expectation it will continue to do so for the remainder of fiscal year 2005.

        Cash used in investing activities for the nine months ended March 31, 2005 was $52,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

        Cash used in financing activities for the nine months ended March 31, 2005 was $115,000. Cash used in financing activities during the period consisted primarily of payments of dividends on preferred stock and payment of notes payable.

        Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2005.   At March 31, 2005, the entire line of credit was available.

Debt Transactions

      On March 1, 2005, the Company renewed the $250,000 line of credit with Chevy Chase Bank.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (5.75% at March 31, 2005) and the Company has pledged all of its wholly-owned subsidiaries as collateral.  The Company has not borrowed against this line of credit.

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

        In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock by surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock by surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 4,472,270 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and former board members in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holders purchased 4,472,270 restricted shares of common stock by surrendering 189,942 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 36,380 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 36,380 restricted shares of common stock by surrendering 1,545 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

        In March 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

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

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, a Precision Tune Auto Care, Inc. subsidiary, was provided with a complaint in which Puyallup Auto Stop Associates (PASA) is seeking an amount to be determined at trial and attorney’s fees.  PASA claims breach of a lease contract due to a nuisance caused by or permitted by PTW.  Beginning in 1994, PTW subleased property owned by PASA to a Precision Tune franchisee.  PASA alleges that PTW or the franchisee-subtenant contaminated the property, and that PTW is liable for environmental remediation costs under its lease with PASA.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

Davis Tune, Inc. v. Precision Franchising LLC, Circuit Court for Escambia County, Florida

On February 15, 2005, PFL was served with a complaint in which franchisee Davis Tune, Inc. is seeking damages in excess of $30,000.  Davis Tune alleges that PFL engaged in deceptive and unfair trade practices by not providing the advanced training necessary for the operation of the franchise, and by delegating the responsibility to provide this training to an Area Developer who operated competing franchises.  Davis Tune also alleges that PFL used advertising royalty payments to offset other corporate expenditures, ignored its complaints that the above-mentioned competitor lured away its employees, and prevented Davis Tune from recouping advertising royalty payments in order to improve its physical plant as per a program initiated by PFL.

Davis Tune, Inc. and its two shareholders, Mr. Donald Roe and Ms. Shirley F. Roe, are also defendants in a related action filed by PFL on November 1, 2004 in the Federal District Court for the Eastern District of Virginia (Precision Franchising LLC v. Davis Tune, Inc., et al., Civil Action No.: 1:04CV1326).  PFL alleges trademark infringement and breach of contract.  Investigation into the Company’s liability is ongoing.  No determination of a possible outcome can be made at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2004, 2,469,600 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising,

L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 2,469,600 restricted shares of common stock by surrendering 104,885 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

In February 2004, 4,530,169 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and a former board member in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 4,530,169 restricted shares of common stock by surrendering 192,401 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

In March 2005, 4,472,270 warrants were exercised pursuant to an agreement the Company reached with Precision Franchising, L.L.C. and former board members in October 2002.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holders purchased 4,472,270 restricted shares of common stock by surrendering 189,942 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

In March 2005, 36,380 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 36,380 restricted shares of common stock by surrendering 1,545 shares of Series A Preferred Stock to the Company, therefore, there were no cash proceeds received by the Company from this transaction.

In March 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt.  Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1*	Renewal of Promissory Note dated March 1, 2005 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B.

31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)  Reports on Form 8-K

                                          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2005.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.
Louis M. Brown, Jr.
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	May 12, 2005
Chairman of the Board
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	May 12, 2005
(Principal Financial and Accounting Officer)
Robert R. Falconi