Form 10KSB/A
period 2004-06-30
PRECISION AUTO CARE INC
filed 2005-07-14
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2004 (the “Original Filing”) is being filed to reflect the restatement of our consolidated financial statements at June 30, 2004 and June 30, 2003.

The Company had originally reported the difference between the fair value of the equity exchanged and the carrying value of the Precision Funding debt and accrued interest as a gain on debt restructuring in the statement of operations for the year ending June 30, 2003.  Since Precision Funding was controlled by shareholders of the Company who were considered related parties, the Company has restated the consolidated financial statements to report such difference as a capital contribution.  The effect of the restatement reduced net income and increased additional paid in capital and accumulated deficit by $9.7 million and reduced net income applicable to common stock per common share- Basic and Diluted from $0.72 to $0.08 for the period ending June 30, 2003 and increased additional paid in capital and accumulated deficit by $9.7 million for the period ending June 30, 2004.

TABLE OF CONTENTS

PART I	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management’s Discussion and Analysis or Plan of Operation
	Item 7.	Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 8A.	Controls and Procedures

PART III	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 12.	Certain Relationships and Related Transactions
	Item 13.	Exhibits and Reports on Form 8-K
	Item 14.	Principal Accountant Fees and Services

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

Results of Operations

Comparison of the year ended June 30, 2004 to the year ended June 30, 2003

Summary (in thousands)

	Twelve Months Ended June 30,
	2004	%	2003	%
Automotive care franchising revenue	$11,116	94	$11,320	95
Other	658	6	617	5
Total revenues	$11,774	100%	$11,937	100%
Automotive care franchising direct cost	6,616	56	6,457	54
Other	611	5	613	5
Total direct cost	7,227	61	7,070	59
General and administrative	3,290	28	3,467	29
Depreciation expense	318	3	410	3
Other operating expense	—	0	11	0
Operating income	939	8	979	9
Gain on debt restructuring	193	2	660	5
Other income (expense)	47	0	(664)	(6)
Gain from discontinued operations	18	0	254	2
Earnings before taxes	1,197	10	1,229	10
Income taxes	(473)	(4)	—	0
Net income	1,670	14	1,229	10
Preferred stock dividends	80	—	43	—
Net income applicable to common shareholders	$1,590	14%	$1,186	10%

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

Gain on Debt Restructuring.  The Company recognized a gain from debt restructuring in the amount of $193,000 for the year ended June 30, 2004, as a result of restructuring the Board LLC debt.  During January 2003, the Company recognized a gain of approximately $660,000 due to a reduction in accrued expenses associated with its Mexican subsidiary based on management’s determination, upon consultation with legal counsel, that the Company would not be obligated to pay such expenses on behalf of the Mexican subsidiary as a result of such entity’s insolvency.

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

Debt Transactions

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a former board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity.  In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member the following:

•                  2.5 million shares of the Company’s common stock valued at $500,000.

•                  500,000 shares of Series A redeemable preferred stock of the Company with a stated value of $5,180,000 or $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.  Accrued dividends were approximately $4,000 and $9,000 at June 30, 2004 and 2003, respectively.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share and a fair value of approximately $2.3 million.

Issuance of the warrants was subject to shareholder approval as part of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003 and as a result, the Company exchanged common stock, preferred stock and warrants with an aggregate fair value of $7.9 million in satisfaction of debt and accrued interest of approximately $17.6 million.  The difference in the carrying value of debt and accrued interest and the fair value of the common stock, preferred stock and warrants of $9.7 million was recorded as a capital contribution.

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

As discussed in Note 7, the accompanying 2004 consolidated balance sheet and consolidated statement of stockholders’ equity and 2003 consolidated financial statements have been restated.

/s/ GRANT THORNTON LLP

Vienna, Virginia
September 10, 2004, except with respect to the matter discussed in Note 7 as to which the date is July 5, 2005

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003
	(As restated see Note 7)	(As restated see Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$1,573,368	$1,564,110
Restricted cash	50,200	—
Accounts receivable, net of allowance of $72,815 and $184,607, respectively	620,761	756,565
Notes receivable	294,243	160,352
Deferred tax asset	473,000	—
Other assets	283,244	240,727
Assets of discontinued operations	—	16,759
Total current assets	3,294,816	2,738,513

Property, plant and equipment, at cost	4,147,329	4,092,222
Less: Accumulated depreciation	(3,982,924)	(3,664,823)
	164,405	427,399

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $254,832 and $178,796, respectively	161,685	106,334
Deposits and other	27,914	24,314

Total assets	$12,360,564	$12,008,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,942,650	$2,543,945
Board LLC note	—	116,163
Other notes payable- current	75,240	174,267
Line-of-credit	—	—
Deferred revenue	396,150	307,500
Liabilities from discontinued operations	12,780	73,443
Total current liabilities	2,426,820	3,215,318

Board LLC note	—	516,365
Other notes payable- non-current	13,770	222,357
Deferred revenue and other	—	210,000
Total liabilities	2,440,590	4,164,040

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01par value; 1,000,000 shares authorized; 202,714 and 500,000 shares issued and outstanding	2,100,117	5,180,000

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 23,808,602 and 16,558,833 shares issued and outstanding	238,086	165,588
Additional paid-in capital	65,619,904	62,126,581
Accumulated deficit	(58,038,133)	(59,627,905)
Total stockholders’ equity	7,819,857	2,664,264
Total liabilities and stockholders’ equity	$12,360,564	$12,008,304

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	June 30,
	2004	2003
		(As restated see Note 7)
Revenues:
Franchise royalties	$10,624,998	$10,941,143
Franchise development	490,826	379,097
Company owned centers	—	73,763
Other	658,029	542,881

Total revenues	11,773,853	11,936,884

Direct cost:
Franchise support and other	7,227,399	7,070,492

Contribution	4,546,454	4,866,392

General and administrative expense	3,289,797	3,466,837
Depreciation expense	318,101	409,840
Other operating expense	—	11,300

Operating income	938,556	978,415

Gain on debt restructuring	192,875	659,893
Interest expense	(19,611)	(754,073)
Other income	66,777	98,214

Total other income	240,041	4,034

Income before income tax expense	1,178,597	982,449
Provision for income taxes	(473,000)	7,500
Income from continuing operations	1,651,597	974,949

Discontinued operations:
Income (loss) from discontinued operations	18,302	(647,545)
Gain on disposal	—	901,508

Net income	1,669,899	1,228,912
Preferred stock dividends	80,127	43,167
Net income applicable to common shareholders	$1,589,772	$1,185,745

Income from continued operations per common share- Basic	$0.08	$0.06
Gain from discontinued operations per common share- Basic	—	0.02
Net income applicable to common stock per common share- Basic	$0.08	$0.08

Income from continued operations per common share- Diluted	$0.07	$0.06
Gain from discontinued operations per common share- Diluted	—	0.02
Net income applicable to common stock per common share- Diluted	$0.07	$0.08

Weighted average common shares outstanding—Basic	19,392,950	15,152,379
Weighted average common shares outstanding—Diluted	22,549,311	15,188,186

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2002	13,318,030	$133,180	$49,327,613	$(60,817,895)	$(11,357,102)
Issuance of common stock	2,500,000	25,000	475,000	—	500,000
Common stock issued as compensation	741,303	7,413	248,087	—	255,500
Debt to equity conversion	—	—	12,040,508	—	12,040,508
Stock option compensation	—	—	39,868	—	39,868
Retirement of treasury stock	(500)	(5)	(4,495)	4,245	(255)
Net income	—	—	—	1,185,745	1,185,745
Balance at June 30, 2003 (1)	16,558,833	$165,588	$62,126,581	$(59,627,905)	$2,664,264
Issuance of common stock	6,999,769	69,998	3,009,885	—	3,079,883
Common stock issued as compensation	250,000	2,500	130,000	—	132,500
Debt to equity conversion	—	—	222,175	—	222,175
Stock option compensation	—	—	131,263	—	131,263
Net income	—	—	—	1,589,772	1,589,772
Balance at June 30, 2004 (1)	23,808,602	$238,086	$65,619,904	$(58,038,133)	$7,819,857

(1) – (As restated see Note 7)

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2004	2003
		(As restated see Note 7)
Operating activities:
Net income applicable to common shareholders	$1,589,772	$1,185,745
Net gain from discontinued operations	(18,302)	(253,963)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,101	409,840
Decrease in valuation allowance	(629,000)	—
Amortization of debt discount	—	76,196
Gain on debt restructuring	(192,875)	(659,893)
Gain on sale of assets	(25,000)	—
Stock issued for compensation	132,500	255,500
Stock option compensation	131,263	39,868
Cancellation of treasury stock	—	4,245
Changes in assets and liabilities from continuing operations:
Restricted cash	(50,200)	—
Accounts and notes receivable	16,562	32,593
Prepaid expenses, deposits and other	19,323	(291,475)
Accounts payable and accrued liabilities	(464,379)	(1,221,636)
Deferred revenue and other	(121,350)	(319,196)
Deferred taxes	156,000	—
Changes in assets and liabilities of discontinued operations	(25,602)	857,753

Net cash provided by operating activities	836,813	115,577
Investing activities:
Purchases of property and equipment	(100,107)	(14,741)
Proceeds from sale of Mexican subsidiary and related technical services Agreement	—	175,000
Proceeds from sale of assets of manufacturing operations	—	966,000

Net cash (used in) provided by investing activities	(100,107)	1,126,259
Financing activities:
Retirement of treasury stock	—	(500)
Payment of preferred stock dividends	(85,560)	(34,029)
Repayment of subordinated debt and other notes payable	(641,888)	(672,840)

Net cash used in financing activities	(727,448)	(707,369)

Net change in cash and cash equivalents	9,258	534,467
Cash and cash equivalents at beginning of year	1,564,110	1,029,643

Cash and cash equivalents at end of period	$1,573,368	$1,564,110

Supplemental schedule of non cash investing and finance activities:
Carrying value of debt cancelled in exchange for issuance of common and preferred stock, and warrants	$—	$17,720,508
Fair value of preferred stock exchanged for issuance of common stock	$3,079,883	$—
Fair value of common and preferred stock, and warrants issued in exchange for cancellation of debt	$272,175	$7,974,408
Property and equipment acquired under capital lease	$—	$79,459

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

Had compensation expense for all options been determined based on the fair value at the grant dates during the years ending June 30, 2004 and 2003 consistent with the fair value method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Year ended June 30,
	2004	2003
		(As restated see Note 7)
Net income applicable to common shareholders	$1,589,772	$1,185,745
Add: Total stock-based compensation expense reported in net income	263,763	295,368
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	243,500	383,500
Pro forma net income	$1,610,035	$1,097,613
Earnings per share:
Basic- as reported	$0.08	$0.08
Diluted- as reported	$0.07	$0.08
Basic- pro forma	$0.08	$0.07
Diluted- pro forma	$0.07	$0.07
Weighted average shares:
Weighted average common shares outstanding—Basic	19,392,950	15,152,379
Weighted average common shares outstanding—Diluted	22,549,311	15,188,186

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

The following table sets forth the computation of basic and diluted net loss per share.

	For The Years Ended June 30,
	2004	2003
		(As restated see Note 7)
Numerator:
Income from continuing operations	$1,651,597	$974,949
Gain from discontinued operations	18,302	253,963
Preferred stock dividends	(80,127)	(43,167)
Net income applicable to common Shareholders	$1,589,772	$1,185,745
Denominator:
Denominator for basic EPS weighted- Average-shares	19,392,950	15,152,379
Common stock equivalents	3,156,361	35,807
Denominator for diluted EPS weighted- Average-shares	22,549,311	15,188,186
Basic income from continued operations per share	$0.08	$0.06
Basic income from discontinued operations per share	0.00	0.02
Basic income applicable to Common shareholders per share	0.08	0.08
Diluted income from continued operations per share	0.07	0.06
Diluted income from discontinued operations per share	0.00	0.02
Diluted income applicable to Common shareholders per share	$0.07	$0.08

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

The following amounts related to the Company’s manufacturing and distribution operations have been segregated from continuing operations and reflected as discontinued operations for the years ended June 30, 2004 and 2003:

	For The Years Ended June 30,
	2004	2003

Revenues	$—	$3,894,506

Expenses:
Direct costs	—	3,208,197
General and administrative expense	7,017	1,243,179
Depreciation expense	—	67,448
Other (income) expense	(25,319)	23,227
Income (loss) from discontinued operations	18,302	(647,545)
Gain on sale of discontinued operations	—	901,508
Net gain from discontinued operations	$18,302	$253,963

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	June 30,
	2004	2003
Building and leasehold improvements	$46,809	$46,809
Furniture and fixtures	1,052,854	1,047,558
Equipment	2,498,685	2,463,324
Equipment under capital lease	79,459	79,459
Other items	469,522	455,072
	4,147,329	4,092,222
Accumulated depreciation	(3,982,924)	(3,664,823)
Property, plant and equipment, net	$164,405	$427,399

Note 6 - Income Taxes

The provision for income taxes consisted of the following items:

	Years Ended June 30,
	2004	2003
Current tax expense —federal, foreign and state	$—	$7,500
Deferred tax (benefit) expense —federal, foreign and state	156,000	4,037,000
Change in valuation allowance	(629,000)	(4,037,000)
Total income tax (benefit) expense	$(473,000)	$7,500

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2004	2003
		(As restated see Note 7)
Statutory federal rate	34%	34%
State taxes	5	5
Nondeductible expenses	5	—
Adjustment of net operating loss	(31)	306
Change in valuation allowance	(51)	(345)
Effective tax rate	(38)%	0%

Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  During fiscal year 2004, the Company made an adjustment of $974,000 to the deferred tax assets primarily to adjust the accrued commissions and the net operating loss carryforwards.  This adjustment had no effect on the income statement as the valuation allowance was adjusted by the same amount.  As discussed in Note 7, during fiscal year 2003 the Company converted approximately $17.6 million of debt and accrued interest in exchange for common stock, preferred stock and warrants to purchase additional shares of common stock.  For US tax purposes, this transaction caused the Company to realize cancellation of indebtedness (“COD”) income of approximately $9.7 million.  Accordingly, the Company reduced its US tax attributes by approximately $9.7 million.

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

Note 7 - Debt (Restated)

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

Debt Restructuring

On October 30, 2002, the Company reached an agreement with Precision Funding, L.L.C. and a former board member to convert approximately $17.6 million of outstanding debt and accrued interest due to them to equity.  In exchange for the extinguishment of the approximately $17.6 million in outstanding debt and accrued interest due, the Company issued Precision Funding, L.L.C. and the former board member the following:

•                  2.5 million shares of the Company’s common stock valued at $500,000.

•                  500,000 shares of Series A redeemable preferred stock of the Company with a stated value of $5,180,000 or $10.36 per share.  These shares are redeemable by the shareholder at any time after the 3rd anniversary of the Issue Date, October 30, 2002 on 30 days prior written notice for an aggregate value of $5,180,000 plus any unpaid dividends.  The holders of these shares are also entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A redeemable preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003.  Accrued dividends were approximately $4,000 and $9,000 at June 30, 2004 and 2003, respectively.

•                  Warrants to purchase 11,472,039 shares of the Company’s common stock with an exercise price of $0.44 per share and a fair value of approximately $2.3 million.

Issuance of the warrants was subject to shareholder approval as part of a proposal to amend the Articles of Incorporation to increase the Company’s authorized shares of common stock.  Such approval was granted at the annual shareholder meeting held on January 15, 2003 and as a result, the Company exchanged common stock, preferred stock, and warrants with an aggregate value of $7.9 million in satisfaction of debt and accrued interest of approximately $17.6 million.  The difference in the carrying value of debt and accrued interest and the fair value of the common stock, preferred stock and warrants of $9.7 million was recorded as a capital contribution.

The Company had originally reported the difference between the fair value of the equity exchanged and the carrying value of the Precision Funding debt and accrued interest as a gain on debt restructuring in the statement of operations for the period ending June 30, 2003.  Since Precision Funding was controlled by shareholders of the Company who were considered related parties, the Company has restated the consolidated financial statements to report such difference as a capital contribution.  The effect of the restatement was as follows:

	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2003
	(As originally reported)	(As restated)	(As originally reported)	(As restated)
Additional paid-in capital	$55,873,804	$65,619,904	$52,380,481	$62,126,581
Accumulated deficit	(48,292,033)	(58,038,133)	(49,881,805)	(59,627,905)
Net income applicable to common shareholders	$1,589,772	N/A	$10,931,845	$1,185,745
Net income applicable to common stock per common share- Basic	$0.08	N/A	$0.72	$0.08
Net income applicable to common stock per common share- Diluted	$0.07	N/A	$0.72	$0.08

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

On August 31, 2004, the Company signed a master franchise agreement with senior executives of Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Upon execution of the agreement, the Company has received advanced payments totaling $150,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2005.

PRECISION AUTO CARE, INC.

By	: /s/ Louis M. Brown, Jr.
Louis M. Brown, Jr.

Chief Executive Officer and Chairman of the Board

(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and Chairman	July 13, 2005
Louis M. Brown, Jr.	of the Board

/s/ Robert R. Falconi	President and Chief Operating Officer	July 13, 2005
Robert R. Falconi	(Principal Financial Accounting Officer)

/s/ Woodley A. Allen	Director	July 13, 2005
Woodley A. Allen

/s/ Bassam N. Ibrahim	Director	July 13, 2005
Bassam N. Ibrahim

/s/ John D. Sanders	Director	July 13, 2005
John D. Sanders

/s/ Peter C. Keefe	Director	July 13, 2005
Peter C. Keefe