Form 10KSB
period 2005-06-30
PRECISION AUTO CARE INC
filed 2005-09-27
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2005

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
Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $12,802,979.

The aggregate market value of Common Stock held by persons not “affiliated” with the issuer at August 15, 2005 was $21,627,005 based on the closing price of $0.90 per share. As of August 15, 2005, 28,932,252 of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:        ☐ Yes   ☒ No

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Corporation’s fiscal year, are incorporated by reference under Part III.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I

Item 1.        Business

OVERVIEW

Precision Auto Care, Inc. (“PACI” or the “Company”) is a franchisor of automotive service centers located in the United States and in certain foreign countries. At June 30, 2005, the Company had 29 total employees of which 26 are full time employees. Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

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

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. With the goal of returning focus on core operations, the Company disposed of ancillary business segments with the result the Company now has one business segment, Automotive Care Franchising. The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care (“PTAC”) and Precision Lube Express, provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

•       Through its franchisees, PTAC provides automotive maintenance and repair services, such as engine performance, oil change and lubrication and brake services, which require relatively short service times. At June 30, 2005, these services were provided at 425 Precision Tune Auto Care centers owned and operated by franchisees.

•       Precision Lube Express franchisees and licensees provide convenient fast oil change and lube services. At June 30, 2005, there was 1 Precision Lube Express center owned and operated by a franchisee. In the future, the Company does not plan to sell additional Precision Lube Express franchises.

OPERATIONS

Precision Tune Auto Care

Precision Tune Auto Care is a franchisor of automotive service centers that provide specialized quality maintenance and repair services that require relatively short service times. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems. The Company has recently made the decision to sell tires and tire related services at the centers as well.

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

Franchise Marketing.   The Company (through a predecessor company) has marketed franchises for Precision Tune Auto Care centers since 1977. Its franchise sales process includes advertising in appropriate franchise and business publications, establishing relationships and working with sales brokers, conducting franchise sales seminars, maintaining a home page on the Internet through which interested parties may submit a franchise inquiry, and advertising on several franchise sales orientated web sites. Prospective franchisees are asked to complete a Confidential Qualifications Report, which serves as the initial screening to determine whether a prospect is qualified. The Company seeks individuals with management experience who will make a full-time commitment to the operation of their franchise and who have a minimum of $70,000 and $250,000 in liquid assets and net worth, respectively.

Precision Tune Auto Care’s area-development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area-development agreements that grant area developers the right and obligation to develop franchises within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs many of Precision Tune Auto Care’s franchise support obligations. As of June 30, 2005, 15 area developers and their affiliates had an ownership interest in approximately 29% of the total number of Precision Tune Auto Care centers.

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

FRANCHISING ACTIVITIES

Precision Tune Auto Care.   As of June 30, 2005, all of Precision Tune Auto Care domestic and international centers were owned and managed by franchisees. Precision Tune Auto Care’s franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care’s franchise program has evolved. Royalty rates in existing franchise agreements are 7.5%. Currently, Precision Tune Auto Care’s standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend up to 9% of weekly gross receipts on advertising, of which 1.5% is currently paid into the national marketing fund and up to 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

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

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Oman, Indonesia, United Arab Emirates, the Dominican Republic, Peru, Brazil, El Salvador, Ecuador, Saudi Arabia, China, Spain and Portugal. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

CO-BRANDING

On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty’s dealers with the opportunity to host a Precision Tune Auto Care franchise. This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts.  At June 30, 2005, there were five Getty stores that were hosting Precision Tune Auto Care centers.

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

COMPETITION

The Company’s franchisees and licensees encounter competition in all aspects of their business, including the sale by Precision Tune Auto Care and Precision Lube Express centers of automotive maintenance and repair services and fast oil and lubrication services. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care’s principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care’s market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Midas, Meineke and Firestone, among others.   The Company believes that the greater technical complexity of today’s vehicles provides a substantial barrier to entry for competitors in the “under-the-hood” segment of the automotive care services industry.

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

SEASONALITY

Seasonal changes may impact various sectors of the Company’s businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care and obtain services.

RISK FACTORS

The Company’s business and investment in its Common Stock are subject to certain risks, including the following:

Stock Listing.   The Company’s common stock trades on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board. Like other stocks traded over this quotation system, its common stock is thinly traded, highly volatile and not followed by analysts.

Penny Stock Regulations.   The Company’s common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to “penny stocks.”  These rules require brokers selling securities subject to these rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company’s common stock and thus may have an adverse effect on the liquidity and market price of its common stock.

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

Control by Management and Principal Shareholders.   As of August 15, 2005, the Company’s directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 81% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

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

EXECUTIVE OFFICERS OF PRECISION AUTO CARE, INC.

Louis M. Brown, Jr., age 62, became Chairman of the Board in October 2003. He also remains Chief Executive Officer. He is Vice Chairman of Micros Systems, Inc. since April 2003 and was Chairman of the Board from January 1987 to April 2003.

Robert R. Falconi, age 51, became President in October 2003. He also remains Chief Operating Officer and Chief Financial Officer. From March 2002 to October 2003, he was Executive Vice President and Chief Operating Officer/Chief Financial Officer. From September 2000 to February 2002, he was the Company’s Vice President—Finance, Administration and Chief Financial Officer. From August 1998 until September 2000, he was Chief Financial Officer of Apptis, Inc.

Frederick F. Simmons, age 43, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

John T. Wiegand, age 43, became Senior Vice President—Operational Programs and Training in March 2002. From August 2000 to March 2002, he was Senior Vice president of Franchise Operations and from June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company’s predecessor, as Director of Field Operations in August 1996.

Kevin Bates, age 43, became Senior Vice President of Marketing in August 2004. From October 1999 to August 2004, Mr. Bates was Vice President—Marketing and Advertising. From January 1998 until October 1999, he was our Director of Field Operations.

Joel Burrows, age 48, became Vice President—Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development.

Glyn D. Massingill, age 59, became Vice President—Franchise Services in January 2000. From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

Mark P. Francis, age 39, became Controller in October 2004. From April 2004 until October 2004, Mr. Francis was the Assistant Controller of the Company. From December 1999 until April 2004, he was an accounting manager of REHAU, Inc.

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

Previously Reported Cases:

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, Inc. (PTW), a Precision Tune Auto Care, Inc. subsidiary, was served with a complaint in which Puyallup Auto Stop Associates (PASA) seeks an amount to be determined at trial and attorney’s fees. PASA claims PTW breached a real property lease between the parties and seeks to recover from PTW certain environmental remediation costs. Beginning in 1994, PTW subleased the property in question to a Precision Tune Auto Care franchisee, Michael and Catherine Ertman (the “Ertmans”).   Under the terms of the sublease and a consent judgment between PTW and the Ertmans, the Ertmans have an obligation to indemnify PTW in the event PTW incurs any liability in this matter. On March 30, 2005, PASA amended its complaint to include two other, third-party, defendants. PTW has not yet filed an answer in this matter. However, on April 14, 2005 PTW provided to PASA an offer to settle this matter for a lump-sum payment of $10,000. PASA has not responded to PTW’s settlement offer. Trial is scheduled for March 20, 2006.

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

Davis Tune, Inc. v. Precision Franchising LLC, Circuit Court for Escambia County, Florida

Precision Franchising LLC v. Davis Tune, Inc. et al., Federal District Court for the Eastern District of Virginia

On February 15, 2005, PFL was served with a complaint in which franchisee Davis Tune, Inc. sought damages in excess of $30,000. Davis Tune, Inc. and its two shareholders, Mr. Donald Roe and Ms. Shirley F. Roe, were also defendants in a related action filed by PFL on November 1, 2004.

On June 10, 2005, the parties entered into a settlement agreement resolving both matters. Under the terms of the settlement Davis Tune, Inc. agreed to: (1) renew one of its Franchise Agreements that had expired and to re-brand the associated location as a Precision Tune Auto Care center; (2) pay approximately $11,000 in delinquent fees, and (3) pay PFL $75,000 in the event it fails to comply with all agreements between the parties.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $.01 per share (‘‘Common Stock’’) is publicly traded on the National Association of Security Dealers Inc.’s OTC Bulletin Board and is quoted under the symbol “PACI.’’

The following table sets forth the high and low sales prices on NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2005, and June 30, 2004, respectively. To date, the Company has not paid any Common Stock dividends and does not anticipate paying any Common Stock dividends in the foreseeable future; however dividends are currently being paid on the Company’s Series A redeemable preferred stock (see “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources”).

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2005

Quarter	High	Low
First	$0.90	$0.55
Second	1.17	0.62
Third	1.30	0.95
Fourth	1.10	0.90

Fiscal Year Ended June 30, 2004

Quarter	High	Low
First	$0.85	$0.55
Second	1.25	0.68
Third	0.91	0.60
Fourth	0.95	0.60

As of August 15, 2005, there were approximately 189 record holders of Common Stock and approximately 1,200 beneficial owners of the Company’s Common Stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,541,700	0.85	871,997
Equity compensation plans not approved by security holders	0	0	0
Total	1,541,700	0.85	871,997

Item 6.                        Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion should be read in conjunction with the Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

Precision Auto Care is a global franchisor of auto care centers. Company revenues are derived from three primary areas: franchise development, royalties, and product sales. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Product revenues are derived from the sale of automotive related supplies and equipment to individual franchisees.

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

The Company has one business segment, Automotive Care Franchising. The Automotive Care Franchising business segment provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

The Company’s core auto care and franchising business continues to benefit from an improved focus on unit economics, offering certain product services to the franchisees such as equipment and other marketing related materials as well as in the field training programs. Additionally, the Company is seeking growth through co-branding. This strategy is designed to permit the Company to partner with other retailers and service providers who are also seeking to improve cash flows through complementary brands.

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

Revenue from the sale of a franchise is recognized when all material services and conditions have been satisfied, generally at the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements which grant the area developer and master licensor, respectively, the right to sell, on the

Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region. Revenue from the sale of Area Development agreements and international Master License agreements is recognized as all material services or conditions related to the sale are satisfied.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisee.

The Company recognized revenues from foreign franchisee operations of $614,000 and $204,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engages a valuation expert to assist in estimating the fair value of franchising operations utilizing a discounted future cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. Impairment testing is performed in the first quarter of each fiscal year. Based upon the current year analysis, management concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate. As of June 30, 2005, the Company had a valuation allowance of $2.9 million against deferred tax assets. Given the Company’s current operating performance, management released approximately $3.5 million and 629,000 of the valuation allowance during 2005 and 2004, respectively. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Results of Operations

Comparison of the year ended June 30, 2005 to the year ended June 30, 2004

Summary

	Twelve Months Ended June 30,
	2005	%	2004	%
	(in thousands)
Automotive care franchising revenue	$12,347	96	$11,192	94
Other	456	4	658	6
Total revenues	$12,803	100%	$11,850	100%
Automotive care franchising direct cost	7,181	57	6,616	56
Other	395	3	611	5
Total direct cost	7,576	60	7,227	61
General and administrative	3,486	26	3,366	28
Depreciation expense	111	1	318	3
Operating income	1,630	13	939	8
Gain on debt restructuring	—	—	193	2
Other income	58	0	65	0
Earnings before taxes	1,688	13	1,197	10
Income taxes	(2,967)	(23)	(473)	(4)
Net income	4,655	36	1,670	14
Preferred stock dividends	30	—	80	—
Net income applicable to common shareholders	$4,625	36%	$1,590	14%

Revenue.   Total revenue for the year ended June 30, 2005 was $12.8 million, an increase of approximately $953,000, or 8%, compared with total revenue of $11.9 million for the year ended June 30, 2004.

Automotive care franchising revenue for the year ended June 30, 2005 was $12.3 million, an increase of approximately $1.1 million, or 10%, compared with automotive care revenues of $11.2 million for the year ended June 30, 2004. This increase was primarily due to an increase in franchise development revenue of approximately $833,000. Franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market. Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market. Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company will receive fifty percent of the income from the sale of franchises and from royalty payments from franchisees in that region. Franchise development revenue also increased due to the Company signing two master franchise agreements. The Company also signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years. Under the terms of the agreement, Hung Yue Holdings is obligated to pay the Company approximately $2.1 million. The Company recognized revenue of $193,000 through June 30, 2005 in connection with the signing of the master franchise agreement, and $13,000 was deferred for travel expenses. The revenue was recognized as the Company had substantially fulfilled all required obligations (see Note 3 of the Consolidated Financial Statements). Additionally, the Company signed a master franchise agreement with Precision—Sociedade Gestora de Franchising S.A. de C.V. giving that corporation a license to operate and open at least 180 Precision Tune Auto Care (PTAC) car care centers in Spain over the next five years. Under the terms of the agreement, Precision—Sociedade Gestora de Franchising S.A. de C.V. is obligated to pay the

Company approximately $750,000. The Company recognized revenue of $150,000 in connection with the signing of the master franchise agreement for the twelve months ended June 30, 2005 (see Note 3 of the Consolidated Financial Statements). The automotive care franchising revenue also increased approximately $200,000 due to equipment sales for the year ended June 30, 2005. There were no comparable equipment sales for the year ended June 30, 2004.

Other revenue for the year ended June 30, 2005 was $456,000, a decrease of approximately $202,000, or 31%, compared to $658,000 for the year ended June 30, 2004. This decrease was due to the fact that the support revenue from the Shell-Mexico transaction ceased as of December 31, 2004 as well as a decrease in revenue derived from training and rebate programs.

Direct Cost.   Total direct cost for the year ended June 30, 2005 totaled $7.6 million, an increase of approximately $342,000 or 5%, compared with $7.2 million for the year ended June 30, 2004.

Automotive care franchising direct cost for the year ended June 30, 2005 totaled $7.2 million, an increase of $565,000 or 9%, compared with $6.6 million for the year ended June 30, 2004. This increase is directly attributable to the fact that nine more centers opened during fiscal year 2005 compared to fiscal year 2004. Also, the equipment revenue comprised a greater percentage of the total revenue mix in fiscal year 2005. The increased equipment revenue had a lower margin compared to the revenue associated with royalties.

Other direct cost for the year ended June 30, 2005 totaled $395,000, a decrease of $216,000, compared with $611,000 for the year ended June 30, 2004. This decrease is primarily due to the termination of the agreement to provide support to Shell-Mexico as that agreement was completed as of December 31, 2004.

General and Administrative Expense.   General and administrative expense was $3.5 million for the year ended June 30, 2005, an increase of approximately $120,000 or 4%, compared with $3.4 million for the year ended June 30, 2004. This increase was primarily the result of increased legal expenses associated with enforcing franchise agreements. Other general and administrative expenses remained consistent with prior year. The general and administrative expenses also include a charge of $97,000 and $127,000, respectively, due to variable accounting for certain employee stock options in 2005 and 2004 (see Note 10 of the Consolidated Financial Statements).

Operating Income From Continuing Operations.   The Company recorded operating income for the year ended June 30, 2005 of approximately $1.6 million, an increase of $691,000, or 74%, compared with an operating income of $939,000 for the year ended June 30, 2004.

Gain on Debt Restructuring.   The Company recognized a gain from debt restructuring in the amount of $193,000 for the year ended June 30, 2004, primarily as a result of restructuring the Board LLC debt (see Note 7 of the Consolidated Financial Statements).

Other Income.   The Company recorded Other Income of $58,000 for the year ended June 30, 2005, compared with Other Income of $65,000 for the year ended June 30, 2004.

Income Taxes.   The Company recorded an income tax benefit of $3.0 million for the year ended June 30, 2005, an increase of $2.5 million or 527%, compared with $473,000 for the year ended June 30, 2004. These adjustments were based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Net Income Applicable to Common Shareholders and Earnings Per Share.   The Company recorded Net Income Applicable to Common Shareholders of $4.6 million, or $0.18 per share, for the year ended June 30, 2005 compared to $1.6 million, or $0.08 per share, for the year ended June 30, 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at June 30, 2005 was $3.3 million. During the period, cash provided by operations was $1.7 million.

Cash used in investing activities for the twelve months ended June 30, 2005 was $55,000 resulting primarily from the purchase of property and equipment.

Cash provided by financing activities for the twelve months ended June 30, 2005 was $25,000. Cash provided by financing activities during the period consisted of proceeds from issuance of the Company’s stock net of the payments of other notes payable and preferred stock dividends.

Management believes that the Company’s current cash balance, cash generated from operations, and available credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2006.

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

Item 7.   Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Auto Care, Inc.

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Vienna, Virginia
September 7, 2005

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 3,279,568	$ 1,573,368
Restricted cash	—	50,200
Accounts receivable, net of allowance of $60,971 and $72,815, respectively	640,271	545,133
Notes receivable	251,301	211,243
Deferred tax asset	479,824	473,000
Other assets	344,593	283,244
Total current assets	4,995,557	3,136,188
Property and equipment, at cost	4,202,133	4,147,329
Less: Accumulated depreciation	(4,093,702)	(3,982,924)
	108,431	164,405
Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $412,128 and $254,832, respectively.	36,159	161,685
Deferred tax asset	3,143,968	—
Deposits and other	24,314	27,914
Total assets	$ 17,020,173	$ 12,201,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$ —	$ —
Notes payable—current	19,346	75,240
Accounts payable and accrued liabilities	1,681,354	1,705,376
Due to related party	116,073	91,426
Deferred revenue	253,322	396,150
Total current liabilities	2,070,095	2,268,192
Notes payable, net of current portion	7,991	13,770
Total liabilities	2,078,086	2,281,962
Commitments and contingencies	—	—
Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 and 202,714 shares issued and outstanding	116,312	2,100,117
Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,862,252 and 23,808,602 shares issued and outstanding	288,623	238,086
Additional paid-in capital	67,949,970	65,619,904
Accumulated deficit	(53,412,818)	(58,038,133)
Total stockholders’ equity	14,825,775	7,819,857
Total liabilities and stockholders’ equity	$ 17,020,173	$ 12,201,936

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	June 30,
	2005	2004
Revenues:
Franchise royalties	$ 11,015,897	$ 10,701,034
Franchise development	1,330,768	490,826
Other	456,314	658,029
Total revenues	12,802,979	11,849,889
Direct cost:
Franchise support and other	7,576,301	7,227,399
Contribution	5,226,678	4,622,490
General and administrative expense	3,486,448	3,365,833
Depreciation expense	110,778	318,101
Operating income	1,629,452	938,556
Gain on debt restructuring	—	192,875
Interest expense	(5,508)	(19,611)
Other income	63,337	85,079
Total other income	57,829	258,343
Income before income tax expense	1,687,281	1,196,899
Benefit for income taxes	2,967,771	473,000
Net income	4,655,052	1,669,899
Preferred stock dividends	29,737	80,127
Net income applicable to common shareholders	$ 4,625,315	$ 1,589,772
Net income applicable to common stock per common share—Basic	$ 0.18	$ 0.08
Net income applicable to common stock per common share—Diluted	$ 0.16	$ 0.07
Weighted average common shares outstanding—Basic	25,253,897	19,392,950
Weighted average common shares outstanding—Diluted	28,186,206	22,549,311

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at June 30, 2003	16,558,833	$165,588	$62,126,581	$(59,627,905)	$2,664,264
Issuance of common stock	6,999,769	69,998	3,009,885	—	3,079,883
Common stock issued as compensation	250,000	2,500	130,000	—	132,500
Debt to equity conversion	—	—	222,175	—	222,175
Stock option compensation	—	—	131,263	—	131,263
Net income	—	—	—	1,589,772	1,589,772
Balance at June 30, 2004	23,808,602	$238,086	$65,619,904	$(58,038,133)	$7,819,857
Issuance of common stock	5,053,650	50,537	2,113,648	—	2,164,185
Tax benefit from exercise of stock options	—	—	114,072	—	114,072
Stock based compensation	—	—	102,346	—	102,346
Net income	—	—	—	4,625,315	4,625,315
Balance at June 30, 2005	28,862,252	$288,623	$67,949,970	$(53,412,818)	$14,825,775

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	June 30,
	2005	2004
Operating activities:
Net income applicable to common shareholders	$4,625,315	$1,589,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,778	318,101
Bad debt expense	147,296	76,036
Decrease in valuation allowance	(3,526,000)	(629,000)
Gain on debt restructuring	—	(192,875)
Gain on sale of assets	—	(25,000)
Stock issued for compensation	—	132,500
Tax benefit from exercise of stock options	114,072	—
Stock based compensation	102,346	131,263
Changes in assets and liabilities:
Restricted cash	50,200	(50,200)
Accounts and notes receivable	(156,966)	(88,222)
Prepaid expenses, deposits and other	2,251	19,323
Accounts payable and accrued liabilities	9,186	(570,961)
Due to related party	24,647	91,426
Deferred revenue and other	(142,828)	(121,350)
Deferred taxes	375,208	156,000
Net cash provided by operating activities	1,735,505	836,813
Investing activities:
Purchases of property and equipment	(54,804)	(100,107)
Net cash used in investing activities	(54,804)	(100,107)
Financing activities:
Proceeds from issuance of parent company stock	180,380	—
Payment of preferred stock dividends	(33,208)	(85,560)
Repayment of subordinated debt and other notes payable	(121,673)	(641,888)
Net cash provided by (used in) financing activities	25,499	(727,448)
Net change in cash and cash equivalents	1,706,200	9,258
Cash and cash equivalents at beginning of year	1,573,368	1,564,110
Cash and cash equivalents at end of period	$3,279,568	$1,573,368
Supplemental schedule of non cash investing and finance activities:
Fair value of preferred stock exchanged for issuance of common stock	$1,983,805	$3,079,883
Fair value of common, preferred stock, and warrants issued in exchange for cancellation of debt	$—	$272,175

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1—Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the ‘‘Company’’) is a franchisor of automotive maintenance service centers which provide specialized automotive care services, and fast oil change and lube services. These franchisee owned centers operate primarily under the Precision Tune Auto Care and Precision Lube Express brand names.

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

Revenue from the sale of a franchise is recognized when all material services and conditions have been satisfied, generally at the opening of the franchised center.

The Company enters into domestic Area Development agreements and international Master License agreements which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region. Revenue from the sale of Area Development agreements and international Master License agreements is recognized as all material services or conditions related to the sales are satisfied.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisees.

The Company recognized revenues from foreign franchisee operations of $614,000 and $204,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less. Cash balances may exceed insured amounts.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Furniture and fixtures	5-7
Equipment	3-10
Other items	3-7
Leasehold improvements	Life of lease

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable and notes receivable. The Company’s cash is held at FDIC insured financial institutions, however, cash balances may exceed insured amounts. The trade receivable balances are dispersed among a wide customer and franchisee base. The Company routinely assesses the financial strength of its franchises. The Company maintains reserves for credit losses, and such losses have been within management’s expectations.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $60,000 and $85,000 in advertising costs for the years ended June 30, 2005 and 2004, respectively.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engages a valuation expert to assist in estimating the fair value of franchising operations utilizing a discounted future cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. Impairment testing is performed in the first quarter of each fiscal year. Based upon the current year analysis, management concluded that the $8.7 million carrying value of goodwill was not impaired.

Segment Reporting

The Company operates in one business segment; Automotive Care Franchising.

Stock Options

The Company applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock based compensation and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied. Compensation expense is recorded when modifications and other provisions cause the application of variable accounting or require a new measurement date.

Generally, the Board of Directors has granted stock options with exercise prices equal to the fair market value o f the Company’s common stock on the grant date. However, the Company issued 65,000 options on July 30, 2003 which had an exercise price below the fair market value of the underlying common stock on that date. As a result, approximately $15,000 of compensation expense will be recognized over the option’s vesting period. The Company granted stock to an officer with a fair value of $212,500 during fiscal year 2003, and recognized compensation expense of $132,500 and $80,000 as of June 30, 2004 and 2003, respectively. The Company also repurchased certain options from employees and issued new options exercisable at an exercise price of $0.44 in fiscal year 2003, resulting in the newly issued options being treated as a repricing under FIN 44, which triggered variable accounting. As a result, the Company recorded compensation expense of approximately $87,000 and $127,000 associated with these options as of June 30, 2005 and 2004, respectively. In January of 2005, 15,000 shares of the repriced options were exercised and the Company recorded compensation expense of approximately $11,000 in that period.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Had compensation expense for all options been determined based on the fair value at the grant dates during the years ending June 30, 2005 and 2004 consistent with the fair value method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Year ended June 30,
	2005	2004
Net income applicable to common shareholders	$4,625,315	$1,589,772
Add: Total stock-based compensation expense reported in net income	102,346	263,763
Deduct: Total stock-based compensation expense determined under fair value based method for all awards*	163,407	243,500
Pro forma net income	$4,564,254	$1,610,035
Earnings per share:
Basic—as reported and pro forma	$0.18	$0.08
Diluted—as reported and pro forma	$0.16	$0.07
Weighted average shares:
Weighted average common shares outstanding—Basic	25,253,897	19,392,950
Weighted average common shares outstanding—Diluted	28,186,206	22,549,311

Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at June 30, 2005 and 2004 was 5,682,022 and 11,142,095, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation for fiscal year 2005 and 2004. For the years ended June 30, 2005 and 2004, respectively 182,950 shares attributable to outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	For The Years Ended June 30,
	2005	2004
Numerator:
Net income	$4,655,052	$1,669,899
Preferred stock dividends	(29,737)	(80,127)
Net income applicable to common Shareholders	$4,625,315	$1,589,772
Denominator:
Denominator for basic EPS weighted- average-shares	25,253,897	19,392,950
Common stock equivalents- stock options and warrants	2,932,309	3,156,361
Denominator for diluted EPS weighted- average-shares	28,186,206	22,549,311
Basic earnings per share applicable to common shareholders	$0.18	$0.08
Diluted earnings per share applicable to common shareholders	$0.16	$0.07

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3—Master License Agreements

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years. Under the terms of the agreement, Hung Yue Holdings is obligated to pay the Company approximately $2.1 million. A deposit payment of $50,000 was paid into escrow prior to executing the agreement and $100,000 was paid on August 31, 2004, upon execution. Additional payments of $50,000 were to be paid by November 30, 2004 and December 31, 2004, respectively. However, due to unforeseen circumstances Hung Yue Holdings requested additional time to make these payments. The Company has received $56,000 of the remaining installment payments relating to the signing of the master franchise agreement and recognized revenue of $193,000 in connection with the signing of the master franchising agreement for the year ended June 30, 2005 and $13,000 was deferred for travel expenses for on-site training. The revenue was recognized as the Company had substantially fulfilled all required obligations. The Company will also receive a $250,000 payment on the first anniversary of signing the master franchise agreement, and a minimum of $1.6 million payable in seven annual installments beginning on August 31, 2005, relating to the opening of car care centers in China. No future revenue will be recognized until collection of such amounts is probable. Additionally, revenue from future franchises under the master license agreement will be recognized when the Company’s obligations have been satisfied and collection of the franchise fee is probable. There was one center opened as of June 30, 2005.

In May 2005, the Company signed a master franchise agreement with Precision—Sociedade Gestora de Franchising S.A. de C.V. giving that corporation a license to open and operate at least 180 Precision Tune Auto Care (PTAC) car care centers in Spain over the next five years. Under the terms of the agreement, Precision—Sociedade Gestora de Franchising S.A. de C.V. is obligated to pay the Company $750,000. The Company received $150,000 upon the signing of the master franchising agreement and will

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3—Master License Agreements (Continued)

receive $150,000 on January 1 for the subsequent four years. The Company recognized revenue of $150,000 for the year ended June 30, 2005 as the Company had substantially fulfilled all required obligations. Additionally, future revenue will not be recognized until collection of such amounts is probable.  No centers were opened as of June 30, 2005.

Note 4—New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The provisions of this Statement will be effective for the Company beginning with its fiscal year 2007. The Company is currently evaluating the impact this revised Standard will have on its financial position and results of operations.

Note 5—Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2005	2004
Furniture and fixtures	$1,065,575	$1,052,854
Equipment	2,652,799	2,498,685
Equipment under capital lease	79,459	79,459
Leasehold improvements	61,590	46,809
Other items	342,710	469,522
	4,202,133	4,147,329
Accumulated depreciation	(4,093,702)	(3,982,924)
Property and equipment, net	$108,431	$164,405

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes

The provision (benefit) for income taxes consisted of the following items:

	Years Ended June 30,
	2005	2004
Current tax expense:
Federal	$51,000	$—
State	—	—
Total current tax expense	51,000	—
Deferred tax expense:
Federal	415,000	129,000
State	92,000	27,000
Total deferred tax expense	507,000	156,000
Change in valuation allowance	(3,526,000)	(629,000)
Total income tax (benefit)	$(2,968,000)	$(473,000)

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2005	2004
Statutory federal rate	34%	34%
State taxes	5	5
Nondeductible expenses	—	5
Adjustment to deferred tax assets	(7)	(31)
Change in valuation allowance	(209)	(51)
Other	1	—
Effective tax rate	(176)%	(38)%

Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During fiscal year 2005 and 2004, the Company made an adjustment of $115,000 and $974,000, respectively, to the deferred tax assets primarily to adjust cumulative temporary balances and the net operating loss carryforwards. This adjustment had no effect on the income statement as the valuation allowance was adjusted by the same amount.

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss	$5,726,000	$6,824,000
Other	797,000	74,000
	6,523,000	6,898,000
Valuation allowance for deferred tax assets	(2,899,000)	(6,425,000)
Net deferred taxes	$3,624,000	$473,000

As of June 30, 2004, the Company had net operating loss carryforwards for federal tax purposes of approximately $14.8 million, which expire from 2019 through 2022. The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate. As of June 30, 2005, the Company had a valuation allowance of $2.9 million against deferred tax assets. Given the Company’s current operating performance, management released approximately $3.5 million of the valuation allowance during 2005. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings.

Note 7—Debt

Line of Credit

On March 1, 2005, the Company renewed the $250,000 line of credit with Chevy Chase Bank.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (6.25% at June 30, 2005) and the Company has pledged all of its wholly-owned subsidiaries as collateral. As of June 30, 2005, the Company has not borrowed against this line of credit. Under this agreement, the Company must meet financial covenants relating to profitability, debt service coverage and a maximum leverage ratio. The Company was in compliance with all such covenants as of June 30, 2005 and 2004, respectively.

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

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt (Continued)

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

During the years ended June 30, 2005 and 2004, the Company incurred interest expense of approximately $6,000 and $20,000, respectively.

Long-term debt consists of the following:

	June 30,
	2005	2004
Various notes and obligations payable in monthly installments	$13,567	$62,117
Lease obligations	13,770	26,893
	27,337	89,010
Less: current maturities	(19,346)	(75,240)
Long-term portion	$7,991	$13,770

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt (Continued)

The future debt obligations with maturities in excess of one year as of June 30, 2005 are as follows:

Future
Debt Maturities
2006	19,346
2007	6,758
2008	1,233
$27,337

Note 8—Lease Commitments

At June 30, 2005, the Company has lease commitments for office space, a training center, and a number of service center locations as well as office equipment under operating and capital leases. These leases expire between 2006 and 2009, with renewal options in certain of the leases. Most of the service center location leases are subleased to franchisees. Rent expense for office space and warehouse facilities of approximately $361,000 and $284,000 is included in operating expenses for the year ended June 30, 2005 and 2004 respectively. Rent expense for service center locations of approximately $47,000 and $6,000 is recorded net of sublease income of $26,000 and $0 for the years ended June 30, 2005 and 2004, respectively.

The future minimum lease payments and related sublease payments for operating leases with terms in excess of one year as of June 30, 2005, are as follows:

	Future Minimum	Sublease
	Lease Payments	Income	Net
2006	499,000	154,000	344,000
2007	485,000	161,000	325,000
2008	491,000	156,000	335,000
2009	245,000	47,000	198,000
Thereafter	—	—	—
	$1,720,000	$518,000	$1,202,000

The future minimum lease payments for capital leases with terms in excess of one year as of June 30, 2005, are as follows:

Future Minimum
Lease Payments
2006	7,543
2007	7,543
2008	1,258
Total lease payments	$16,344
Less amounts representing interest	2,574
Present value of net lease payments	$13,770

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 9—Related Party Transactions

The Company manages the operation of PTAC  Marketing Fund, Inc. (‘‘PMF’’), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PMF, which is comprised of franchisee and Company personnel. The Company charged PMF $741,000 for administrative and other expenses incurred on behalf of PMF, for the years ended June 30, 2005 and 2004, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and PMF. At June 30, 2005 and 2004, the net amount due from PMF was $61,417. This amount is included in accounts receivable.

Bassam N. Ibrahim, a director of the Company, is a partner in Burns, Doane, Swecker & Mathis LLP, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid in the amount of approximately $46,000 and $23,000 to the firm by the Company in the fiscal years ended June 30, 2005 and 2004, respectively, did not exceed five percent of the firm’s gross revenues.

Note 10—Stockholders’ Equity

During the year ended June 30, 2004, 250,000 shares of common stock were issued to an officer of the Company in September 2003. Compensation expense of $132,500 and $80,000 was recorded for the earned portion of these shares for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

Common Stock Option Plan

In 1999, the Company’s Board of Directors and the Company’s stockholders approved the 1999 Employee Stock Option Plan (the ‘‘Option Plan’’) and reserved 600,000 shares for issuance under the Plan. On March 21, 2001 the Company’s stockholders approved an amendment to increase the authorized shares under this plan to 1,600,000. On January 15, 2003 the Company’s stockholders approved an amendment to increase the authorized shares under this plan to 2,600,000. Options available for future grants under this plan were 257,000 and 560,000 at June 30, 2005 and 2004, respectively.

Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director’s Stock Option Plan. Options available for future grant at June 30, 2004, under these plans were 327,500, 175,000 and 75,000, respectively. The Compensation Committee of the Company’s Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, and number of shares underlying the options.

The Company repurchased 704,000 shares of common stock options (exercise prices of these options range from $0.75 to $1.00 per share) for $0.001 per share in the first quarter of fiscal year 2003. The Company in turn granted the same participants options for the purchase of 704,000 shares. These options are exercisable at an exercise price of $0.44 per share at the same vesting schedule as the participant’s repurchased options. The repurchase of such shares was deemed a repricing under FIN 44 and as such, the Company applies variable accounting during the remaining life of these options and in doing so, measures compensation expense periodically based upon the change in the fair market value of the underlying common stock. As a result, the Company recorded compensation expense of approximately $97,000 and $127,000 associated with these options as of June 30, 2005 and 2004, respectively. In fiscal year 2005, 15,000 shares of the repriced options were exercised and the Company recognized an expense of approximately $11,000 at that date.

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 10—Stockholders’ Equity (Continued)

A summary of the Company’s stock option activity for the years ended June 30, are as follows:

	Shares	Weighted-Average
	Under Option	Exercise Price
June 30, 2003	1,874,200	0.75
Options granted	65,000	0.44
Options exercised	—	—
Options forfeited	—	—
June 30, 2004	1,939,200	0.74
Options granted	375,000	0.62
Options exercised	(535,000)	0.33
Options forfeited	(57,500)	0.44
June 30, 2005	1,721,700	0.85

At June 30, 2005 and 2004, options for 1,198,000 and 1,438,000 shares, respectively, were exercisable. The weighted average grant date fair value per option for options granted in 2005 and 2004 was $0.62 and $0.66, respectively. The exercise price of options outstanding at June 30, 2005 ranged from $0.22 to $10.00 per share.

The Company applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock based compensation and presents pro forma net income and earnings per share data as if the accounting prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied (see Note 2).

The following table summarizes the assumptions used by the Company in estimating compensation expense as of the date the options were granted using a binomial model.

	2005	2004
Risk free interest rate	2.80%	2.19%
Volatility factors	191.38%	283.52%
Weighted-average expected life of the option (years)	3	3
Dividend yield	0.00%	0.00%

Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

Outside Director’s Stock Plan

In 2000, the Company’s Board of Directors and the Company’s stockholders approved the 2000 Outside Directors’ Stock Plan and reserved 50,000 shares for issuance under the Plan. Shares available for future grants at June 30, 2005, under this plan were 37,000.

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 11—Employees’ Savings Plan

The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee’s first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to have no contribution limitation on their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees’ contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2005 and 2004 were $36,000 and $28,500, respectively.

Note 12—Contingencies

The Company is currently subject to litigation that could have a material adverse impact on its liquidity as follows:

Previously Reported Cases:

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, Inc. (PTW), a Precision Tune Auto Care, Inc. subsidiary, was served with a complaint in which Puyallup Auto Stop Associates (PASA) seeks an amount to be determined at trial and attorney’s fees. PASA claims PTW breached a real property lease between the parties and seeks to recover from PTW certain environmental remediation costs. Beginning in 1994, PTW subleased the property in question to a Precision Tune Auto Care franchisee, Michael and Catherine Ertman (the “Ertmans”).   Under the terms of the sublease and a consent judgment between PTW and the Ertmans, the Ertmans have an obligation to indemnify PTW in the event PTW incurs any liability in this matter. On March 30, 2005, PASA amended its complaint to include two other, third-party, defendants. PTW has not yet filed an answer in this matter. However, on April 14, 2005 PTW provided to PASA an offer to settle this matter for a lump-sum payment of $10,000. PASA has not responded to PTW’s settlement offer. Trial is scheduled for March 20, 2006.

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

Precision Auto Care, Inc and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12—Contingencies (Continued)

Davis Tune, Inc. v. Precision Franchising LLC, Circuit Court for Escambia County, Florida

Precision Franchising LLC v. Davis Tune, Inc. et al., Federal District Court for the Eastern District of Virginia

On February 15, 2005, PFL was served with a complaint in which franchisee Davis Tune, Inc. sought damages in excess of $30,000. Davis Tune, Inc. and its two shareholders, Mr. Donald Roe and Ms. Shirley F. Roe, were also defendants in a related action filed by PFL on November 1, 2004.

On June 10, 2005, the parties entered into a settlement agreement resolving both matters. Under the terms of the settlement Davis Tune, Inc. agreed to: (1) renew one of its Franchise Agreements that had expired and to re-brand the associated location as a Precision Tune Auto Care center; (2) pay approximately $11,000 in delinquent fees, and (3) pay PFL $75,000 in the event it fails to comply with all agreements between the parties.

The Company does not believe that any of the above claims or proceedings will result in a material judgment against the Company or any of it’s subsidiaries. There can be no assurance, however, that these suits will ultimately be decided in its favor. Any one of these claims or proceedings may result in a material judgment against the Company, which could cause material adverse consequences to its operations.

Item 8.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.                Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.     Other Information

None.

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

(b)          Exhibits

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

3.1	Articles of Incorporation of the Company included as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, are incorporated herein by reference.
3.2	Bylaws of the Company as amended August 18, 2004 are incorporated herein by reference.
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

10.2

Precision Auto Care, Inc. 2000 Outside Directors’ Stock Plan, included as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39226), filed June 14, 2000, is incorporated herein by reference.

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

10.11

Agreement dated July 17, 2003 between the Company and Board L.L.C. terminating the Subordinated Debenture dated October 15, 1998 between the Company and Board L.L.C. is incorporated herein by reference.

10.12		Renewal of Promissory Note dated March 1, 2005 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B. is incorporated herein by reference.
21	*	Significant Subsidiaries of the Company.
23.1	*	Consent of Grant Thornton LLP, Independent Auditors.
31.1	*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

Item 14.                 Principal Accountant Fees and Services

The required information will be set forth under “Principal Accountant Fees and Services” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2005.

PRECISION AUTO CARE, INC.
By:	/s/ LOUIS M. BROWN, JR.
Louis M. Brown, Jr.
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LOUIS M. BROWN, JR.	Chief Executive Officer and Chairman of	September 26, 2005
Louis M. Brown, Jr.	the Board
/s/ ROBERT R. FALCONI	President and Chief Operating Officer	September 26, 2005
Robert R. Falconi	(Principal Financial Accounting Officer)
/s/ WOODLEY A. ALLEN	Director	September 26, 2005
Woodley A. Allen
/s/ BASSAM N. IBRAHIM	Director	September 26, 2005
Bassam N. Ibrahim
/s/ JOHN D. SANDERS	Director	September 26, 2005
John D. Sanders
/s/ PETER C. KEEFE	Director	September 26, 2005
Peter C. Keefe