Form 10QSB
period 2005-09-30
PRECISION AUTO CARE INC
filed 2005-11-09
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,942,252 shares of Common Stock as of October 17, 2005.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and “plan” as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2005 under the caption “Business—Risk Factors,” general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,746,400	$3,279,568
Accounts receivable, net of allowance of $43,700 and $60,971, respectively	532,315	640,271
Notes receivable	138,176	251,301
Deferred tax asset	479,824	479,824
Other assets	289,568	344,593
Total current assets	5,186,283	4,995,557

Property and equipment, at cost	4,210,018	4,202,133
Less: Accumulated depreciation	(4,110,234)	(4,093,702)
	99,784	108,431

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $343,495 and $412,128, respectively	197,424	36,159

Deferred tax asset	2,951,968	3,143,968
Deposits and other	24,316	24,314

Total assets	$17,171,519	$17,020,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable- current	6,010	19,346
Accounts payable and accrued liabilities	1,564,365	1,681,354
Due to related party	143,676	116,073
Deferred revenue	249,098	253,322
Total current liabilities	1,963,149	2,070,095

Notes payable, net of current portion	6,399	7,991

Total liabilities	1,969,548	2,078,086

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,942,252 and 28,862,252 shares issued and outstanding	289,423	288,623
Additional paid-in capital	67,931,771	67,949,970
Accumulated deficit	(53,135,535)	(53,412,818)
Total stockholders’ equity	15,085,659	14,825,775
Total liabilities and stockholders’ equity	$17,171,519	$17,020,173

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,811,557	$2,906,214
Franchise development	100,874	698,812
Other	63,549	136,702

Total revenues	2,975,980	3,741,728

Direct cost:
Franchise support	1,824,575	1,913,288

Contribution	1,151,405	1,828,440

General and administrative expense	686,577	796,002
Depreciation expense	16,532	26,641

Operating income	448,296	1,005,797

Interest expense	(626)	(1,975)
Other income	28,035	22,112

Total other income	27,409	20,137

Income before income tax expense	475,705	1,025,934
Provision (benefit) for income taxes	197,840	(240,000)

Net income	277,865	1,265,934
Preferred stock dividends	582	10,501
Net income applicable to common shareholders	$277,283	$1,255,433

Net income per common share- Basic	$0.01	$0.05
Net income per common share- Diluted	$0.01	$0.05

Weighted average common shares outstanding—Basic	28,914,986	23,808,602
Weighted average common shares outstanding—Diluted	29,838,969	26,399,153

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$277,283	$1,255,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,532	26,641
Bad debt expense	10,000	28,201
Decrease in valuation allowance	—	(240,000)
Stock based compensation	(37,129)	1,246
Changes in assets and liabilities from continuing operations:
Restricted cash	—	50,200
Accounts and notes receivable	49,816	(180,627)
Prepaid expenses, deposits and other	55,023	(71,492)
Accounts payable and accrued liabilities	(116,407)	7,861
Due to related party	27,603	86,410
Deferred revenue	(4,224)	118,000
Deferred taxes	192,000	—

Net cash provided by operating activities	470,497	1,081,873
Investing activities:
Purchase of property and equipment	(7,885)	(20,815)

Net cash used in investing activities	(7,885)	(20,815)
Financing activities:
Proceeds from exercise of stock options and warrants	19,730	—
Payment of preferred stock dividends	(582)	(10,501)
Repayment of notes payable	(14,928)	(56,048)

Net cash provided by (used in) financing activities	4,220	(66,549)

Net change in cash and cash equivalents	466,832	994,509
Cash and cash equivalents at beginning of year	3,279,568	1,573,368

Cash and cash equivalents at end of period	$3,746,400	$2,567,877

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-KSB for the year ended June 30, 2005.

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

Note 2 – Summary of Significant Accounting Policies

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation expert in fiscal year 2005 to assist in estimating the fair value of franchising operations utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates we use to manage the underlying business.  The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the current year analysis, management concluded that the $8.7 million carrying value of goodwill was not impaired.

Stock Options

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock options issued to employees and presents pro forma net income and earnings per share data as if the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” had been applied.  Compensation expense is recorded when modifications and other provisions cause the application of variable accounting or require a new measurement date.

On September 28, 2004, the Board granted 375,000 options to purchase the Company’s common stock with exercise prices of $0.62 per share, which was equal to the fair value of the Company’s common stock on the grant date. As such, no compensation expense was required to be recorded from such grant.

Had compensation cost for all options been determined based on the fair value at the grant dates during the three months ending September 30, 2005 and 2004 consistent with the fair value method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Three Months Ended September 30,
	2005	2004

Net income applicable to common shareholders	$277,283	$1,255,433
(Deduct) add: Total stock-based compensation (benefit) expense reported in net income under the intrinsic value method	(37,129)	1,246
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	47,642	4,119
Pro forma net income	$192,512	$1,252,560
Earnings per share:
Basic- as reported and pro forma	$0.01	$0.05
Diluted- as reported and pro forma	$0.01	$0.05
Weighted average shares:
Weighted average common shares outstanding—Basic	28,914,986	23,808,602
Weighted average common shares outstanding—Diluted	29,838,969	26,399,153

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 - Master License Agreement

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years.  Under the terms of the agreement, Hung Yue Holdings is obligated to pay the Company approximately $2.1 million. Approximately $236,000 has been collected under the agreement and $230,000 has been recognized as income as all substantial obligations under that agreement have been fulfilled. Approximately $6,000 has been deferred for travel to China for training. The Company was to receive a $250,000 payment on the first anniversary of signing the master franchise agreement and a minimum of $1.6 million payable in seven installments beginning on August 31, 2005, relating to the opening of car care centers in China. Due to unforeseen circumstances Hung Yue Holdings has requested additional time to make these payments. No future revenue will be recognized until collection of such amounts is probable.  Additionally, revenue from future franchises under the master license agreement will be recognized when the Company’s obligations relating to the opening of such centers have been satisfied and collection of the franchise fee is probable.  There were four centers opened as of September 30, 2005. Franchise fees from such centers have not yet been received; as such no revenue was recorded during the quarter.

Note 4 – Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at September 30, 2005 and 2004 was 2,022,277 and 7,159,133, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three months ended September 30, 2005 and 2004, respectively, 182,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	September 30,	September 30,
	2005	2004
Numerator:
Net income	$277,865	$1,265,934
Preferred stock dividends	(582)	(10,501)
Net income applicable to common shareholders	$277,283	$1,255,433
Denominator:
Denominator for basic EPS weighted-average-shares	28,914,986	23,808,602
Common stock equivalents- stock options and warrants	923,983	2,590,551
Denominator for diluted EPS weighted-average-shares	29,838,969	26,399,153
Basic earnings per share applicable to common shareholders	0.01	0.05
Diluted earnings per share applicable to common shareholders	$0.01	$0.05

Note 5 – Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 27, 2005.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

Revenue from the sale of a franchise is recognized when all the material services and conditions have been satisfied, generally at the opening of the franchised center.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation expert in fiscal year 2005 to assist in estimating the fair value of franchising operations utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates we use to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the current year analysis, management concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of September 30, 2005, the Company had a valuation allowance of $2.9 million against deferred tax assets.

Overview

The Company is a franchisor of automotive service centers located in the United States and in certain foreign countries.  Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

The Company earned $.01 per share in the first quarter of fiscal 2006, compared to $.05 per share in the first quarter of fiscal 2005. During the first quarter of fiscal year 2005, the Company signed several significant area development agreements. No such agreements were signed during the three months ended September 30, 2005.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

Summary (in thousands)

	Three Months Ended September 30,
	2005	%	2004	%
Automotive care franchising revenue	$2,912	98	$3,605	96
Other	64	2	137	4
Total revenues	$2,976	100%	$3,742	100%
Automotive care franchising direct cost	1,784	60	1,784	48
Other	40	1	129	3
Total direct cost	1,824	61	1,913	51
General and administrative	687	23	796	21
Depreciation expense	16	1	27	1
Operating income	449	15	1,006	27
Other	27	1	20	0
Earnings before taxes	476	16	1026	27
Income taxes	198	0	(240)	(7)
Net income	278	16	1,266	34
Preferred stock dividends	1	0	11	0
Net income applicable to common shareholders	$277	16%	$1,255	34%

Revenue. Total revenue for the three months ended September 30, 2005 was $3.0 million, a decrease of approximately $766,000, or 20%, compared with total revenue of $3.7 million for the three months ended September 30, 2004.

Automotive care franchising revenue for the three months ended September 30, 2005 was $2.9 million, a decrease of approximately $693,000, or 19%, compared with automotive care revenue of $3.6 million for the three months ended September 30, 2004.  In FY2005, the company sold the Area Development rights to three markets which resulted in a significant increase in franchise development revenue of approximately $600,000. Specifically, during the first quarter of FY2005, franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market.  Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market.  Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company will also receive fifty percent of the income from the sale of franchises and from royalties from franchisees in the area. The Company also recognized revenue of approximately $59,000 and $40,000, respectively, for the sale of the area rights for the San Diego and Colorado markets during the three months ended September 30, 2004. The additional decrease in automotive care franchising revenue of approximately $75,000 was the net impact of an increase in equipment sales and a decrease in accrued royalty revenue earned not yet received.

The Company recognized revenue from foreign franchisee operations of $103,000 and $65,000 for the three months ended September 30, 2005 and 2004, respectively.

Other revenue for the three months ended September 30, 2005 was $64,000, a decrease of approximately $73,000, or 53%, compared to $137,000 for the three months ended September 30, 2004. The decrease in other revenue was primarily due to the fact that the support revenue from the Shell-Mexico transaction ceased as of December 31, 2004.  There was no comparable revenue in the first quarter ending September 30, 2005.

Direct Cost. Total direct cost for the three months ended September 30, 2005 totaled $1.8 million, a decrease of approximately 89,000 or 5% compared to $1.9 million for the three months ended September 30, 2004.

Automotive care franchising direct cost for the three months ended September 30, 2005 totaled $1.8 million, which was comparable to the three months ended September 30, 2004.

Other direct cost for the three months ended September 30, 2005 totaled $40,000, a decrease of $89,000 or 69%, compared with $129,000 for the three months ended September 30, 2004. The decrease is primarily attributed to the termination of the agreement to provide support to Shell-Mexico as that agreement was completed as of December 31, 2004. No comparable expense was incurred during the three months ended September 30, 2005.

General and Administrative Expense. General and administrative expense was $687,000 for the three months ended September 30, 2005, a decrease of $109,000 or 14%, compared with $796,000 for the three months ended September 30, 2004. This decrease was the result of a decrease in legal expense due to less litigation and a decrease in personnel costs due to a lower head count.

Operating Income.  The Company recorded operating income for the three months ended September 30, 2005 of approximately $449,000 compared with operating income of $1.0 million for the three months ended September 30, 2004.  As discussed previously, in the first quarter of fiscal year 2005, the Company recognized revenue of approximately $600,000 for the signing of various area development agreements. There was no comparable event in the first quarter of fiscal year 2006.

Other Income.  The Company recorded other income of $27,000 for the three months ended September 30, 2005, which represents an increase of approximately $7,000 or 35% compared with $20,000 for the three months ended September 30, 2004.

Income Taxes.  Based on the Company’s current operating performance, management released $240,000 of the valuation allowance during the first quarter of 2005.  This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings. There was no comparable release of the valuation allowance in the first quarter of 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $277,000, or $0.01 per share, for the three months ended September 30, 2005 compared to the Net Income Applicable to Common Shareholders of $1.3 million, or $0.05 per share, for the three months ended September 30, 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2005 was $3.7 million.  During the period, cash provided by operations was approximately $470,000.

Cash used in investing activities for the three months ended September 30, 2005 was $8,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash provided by financing activities for the three months ended September 30, 2005 was $4,000. Cash provided by financing activities during the period consisted primarily of the net impact of proceeds from the exercise of stock options and warrants of $20,000 and the payments of dividends and notes payable of $16,000.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2006. At September 30, 2005, the entire line of credit was available.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, Inc. (PTW), a Precision Tune Auto Care, Inc. subsidiary, was served with a complaint in which Puyallup Auto Stop Associates (PASA) seeks an amount to be determined at trial and attorney’s fees.  PASA claims PTW breached a real property lease between the parties and seeks to recover from PTW certain environmental remediation costs.  Beginning in 1994, PTW subleased the property in question to a Precision Tune Auto Care franchisee, Michael and Catherine Ertman (the “Ertmans”).    Under the terms of the sublease and a consent judgment between PTW and the Ertmans, the Ertmans have an obligation to indemnify PTW in the event PTW incurs any liability in this matter.  On March 30, 2005, PASA amended its complaint to include two other, third-party, defendants.  PTW has not yet filed an answer in this matter.  However, on April 14, 2005 PTW provided to PASA an offer to settle this matter for a lump-sum payment of $10,000.  On September 13, 2005, PASA made a $25,000 counteroffer, which was in turn followed by PTW’s September 30, 2005 counteroffer of $12,500.   Currently, the parties are negotiating the details of a settlement agreement that contemplates a payment by PTW to PASA of $15,000 to fully and finally resolve these claims.  Trial is scheduled for March 20, 2006. The Company has established adequate reserves to cover the settlement of such matter.

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Lumnivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of PACI, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.  Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit. Management is unable to conclude as to the outcome of the matter, but does not believe it will have a material adverse effect on the Company’s financial position or future operating results.

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

Resolved Matters

Precision Franchising LLC v. S&S Automotive, Inc. et al., US District Court for the Eastern District of Virginia, Civil Action No. 1:05-cv-00771 (LMB/LO)

PFL filed suit against Maryland franchisees S&S Automotive, Inc. and Jadra Automotive, Inc. (the Maryland Franchisees) for non-payment of royalties and other violations of their executory franchise agreements.  The Maryland Franchisees settled with PFL before the deadline to file a responsive pleading.  Under the terms of the settlement agreement, the Maryland Franchisees sold one of their centers to a third party and assigned to PFL their rights to receive payments from that sale.  The value of this assignment was approximately $75,000.  In addition, the Maryland Franchisees agreed to operate their businesses in full compliance with their executory franchise agreements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

*            Filed herewith

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.

Louis M. Brown, Jr.
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	November 8, 2005
Chairman of the Board
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	November 8, 2005
(Principal Financial Accounting Officer)
Robert R. Falconi