Form 10QSB
period 2005-12-31
PRECISION AUTO CARE INC
filed 2006-02-13
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,942,252 shares of Common Stock as of January 18, 2006.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,754,713	$3,279,568
Accounts receivable, net of allowance of $43,700 and $60,971, respectively	590,302	640,271
Notes receivable	105,435	251,301
Deferred tax asset	479,824	479,824
Other assets	388,896	344,593
Total current assets	5,319,170	4,995,557

Property and equipment, at cost	4,252,664	4,202,133
Less: Accumulated depreciation	(4,109,663)	(4,093,702)
	143,001	108,431

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $296,475 and $412,128, respectively	179,154	36,159
Deferred tax asset	2,820,970	3,143,968
Deposits and other	23,687	24,314

Total assets	$17,197,726	$17,020,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable- current	7,340	19,346
Accounts payable and accrued liabilities	1,413,122	1,681,354
Due to related party	135,967	116,073
Deferred revenue	303,087	253,322
Total current liabilities	1,859,516	2,070,095

Notes payable, net of current portion	39,405	7,991

Total liabilities	1,898,921	2,078,086

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,942,252 and 28,862,252 shares issued and outstanding	289,423	288,623
Additional paid-in capital	67,821,730	67,949,970
Accumulated deficit	(52,928,660)	(53,412,818)
Total stockholders’ equity	15,182,493	14,825,775
Total liabilities and stockholders’ equity	$17,197,726	$17,020,173

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,538,287	$2,465,531
Franchise development	83,501	180,916
Other	95,778	138,682

Total revenues	2,717,566	2,785,129

Direct cost:
Franchise support	1,713,503	1,728,177

Contribution	1,004,063	1,056,952

General and administrative expense	679,202	925,043
Depreciation expense	15,892	27,543

Operating income	308,969	104,366

Interest expense	(2,465)	(1,225)
Other income	37,093	10,491

Total other income	34,628	9,266

Income before income tax expense	343,597	113,632
Provision (benefit) for income taxes	136,142	(297,000)

Net income	207,455	410,632
Preferred stock dividends	582	10,501
Net income applicable to common shareholders	$206,873	$400,131

Net income per common share- Basic	$0.01	$0.02
Net income per common share- Diluted	$0.01	$0.01

Weighted average common shares outstanding- Basic	28,942,252	23,808,602
Weighted average common shares outstanding- Diluted	29,696,847	27,502,395

See accompanying notes.

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$5,349,844	$5,343,544
Franchise development	184,375	879,728
Other	159,327	275,384

Total revenues	5,693,546	6,498,656

Direct cost:
Franchise support	3,538,078	3,641,465

Contribution	2,155,468	2,857,191

General and administrative expense	1,365,778	1,692,844
Depreciation expense	32,424	54,183

Operating income	757,266	1,110,164

Interest expense	(3,091)	(3,200)
Other income	65,128	32,603

Total other income	62,037	29,403

Income before income tax expense	819,303	1,139,567
Provision (benefit) for income taxes	333,982	(537,000)

Net income	485,321	1,676,567
Preferred stock dividends	1,163	21,001
Net income applicable to common shareholders	$484,158	$1,655,566

Net income per common share- Basic	$0.02	$0.07
Net income per common share- Diluted	$0.02	$0.06

Weighted average common shares outstanding- Basic	28,928,700	23,808,602
Weighted average common shares outstanding- Diluted	29,779,044	27,005,936

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$484,158	$1,655,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,424	54,183
Bad debt expense	14,342	28,201
Disposal of capital leased asset	9,530	—
Decrease in valuation allowance	—	(537,000)
Stock based compensation (benefit) expense	(147,170)	104,054
Changes in assets and liabilities:
Restricted cash	—	50,200
Accounts and notes receivable	38,497	(95,936)
Prepaid expenses, deposits and other	(43,676)	(132,730)
Accounts payable and accrued liabilities	(219,195)	11,179
Due to related party	19,894	1,146
Deferred revenue and other	49,765	(97,696)
Deferred taxes	322,998	—

Net cash provided by operating activities	561,567	1,041,167
Investing activities:
Purchases of property and equipment	(76,523)	(34,783)

Net cash used in investing activities	(76,523)	(34,783)
Financing activities:
Proceeds from exercise of stock options and warrants	19,730	—
Payment of preferred stock dividends	(1,163)	(21,001)
Repayment of notes payable	(28,466)	(79,206)

Net cash used in financing activities	(9,899)	(100,207)

Net change in cash and cash equivalents	475,145	906,177
Cash and cash equivalents at beginning of year	3,279,568	1,573,368

Cash and cash equivalents at end of period	$3,754,713	$2,479,545

Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$47,875	$—

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

Note 2 – Summary of Significant Accounting Policies

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation expert in fiscal year 2005 to assist the Company with the test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

Had compensation cost for all options been determined based on the fair value at the grant dates during the six months ending December 31, 2005 and 2004 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income applicable to common shareholders	$206,873	$400,131	$484,158	$1,655,566
(Deduct) add: Total stock-based compensation (benefit) expense reported in net income under the intrinsic value method	(110,041)	102,808	(147,170)	104,054
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	23,434	53,923	71,076	58,042
Pro forma net income	$73,398	$449,016	$265,912	$1,701,578
Earnings per share:
Basic- as reported	$0.01	$0.02	$0.02	$0.07
Diluted- as reported	$0.01	$0.01	$0.02	$0.06
Basic- pro forma	$0.00	$0.02	$0.01	$0.07
Diluted- pro forma	$0.00	$0.02	$0.01	$0.06
Weighted average shares:
Weighted average common shares outstanding- Basic	28,942,252	23,808,602	28,928,700	23,808,602
Weighted average common shares outstanding- Diluted	29,696,847	27,502,395	29,779,044	27,005,936

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 - Master License Agreement

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years. Under the terms of the original agreement, Hung Yue Holdings is obligated to pay the Company approximately $2.1 million. Approximately $246,000 has been collected under the agreement and $240,000 has been recognized as income as all substantial obligations under that agreement have been fulfilled. Approximately $6,000 has been deferred for training related expenses. On January 6, 2006, the Company and Hung Yue Holdings signed an amended payment schedule. The Company will receive $250,000 in installment payments from January through July 2006, and a minimum of $1.6 million payable in seven installments beginning January 1, 2007, relating to the opening of car care centers in China. No future revenue will be recognized until collection of such amounts is probable. Additionally, revenue from future franchises under the master license agreement will be recognized when the Company’s obligations relating to the opening of such centers have been satisfied and collection of the franchise fee is probable. There were four centers opened as of December 31, 2005. Franchise fees from such centers have not yet been received; as such no revenue was recorded for the six months ending December 31, 2005.

Note 4 – Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at December 31, 2005 and 2004 was 2,008,798 and 7,145,302, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation. For the six months ended December 31, 2005 and 2004, respectively, 182,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Numerator:
Net income	$207,455	$410,632	$485,321	$1,676,567
Preferred stock dividends	(582)	(10,501)	(1,163)	(21,001)
Net income applicable to common Shareholders	$206,873	$400,131	$484,158	$1,655,566
Denominator:
Denominator for basic EPS weighted- average-shares	28,942,252	23,808,602	28,928,700	23,808,602
Common stock equivalents- stock options and warrants	754,595	3,693,793	850,344	3,197,334
Denominator for diluted EPS weighted- average-shares	29,696,847	27,502,395	29,779,044	27,005,936
Basic earnings per share applicable to common shareholders	$0.01	$0.02	$0.02	$0.07
Diluted earnings per share applicable to common shareholders	$0.01	$0.01	$0.02	$0.06

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation expert in fiscal year 2005 to assist the Company with the test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of December 31, 2005, the Company had a valuation allowance of $2.9 million against deferred tax assets.

Results of Operations

Comparison of the three months ended December 31, 2005 to the three months ended December 31, 2004

Summary (in thousands)

	Three Months Ended December 31,
	2005	%	2004	%
Automotive care franchising revenue	$2,622	96	$2,646	95
Other	96	4	139	5
Total revenues	$2,718	100%	$2,785	100%
Automotive care franchising direct cost	1,650	61	1,598	57
Other	64	2	129	5
Total direct cost	1,714	63	1,727	62
General and administrative	679	25	925	33
Depreciation expense	16	—	28	1
Operating income	309	12	105	4
Other	35	1	9	—
Earnings before taxes	344	13	114	4
Provision (benefit) for income taxes	136	(5)	(297)	(11)
Net income	208	8	411	15
Preferred stock dividends	1	—	11	1
Net income applicable to common shareholders	$207	8%	$400	14%

Revenue. Total revenue for the three months ended December 31, 2005 was approximately $2.7 million, a decrease of approximately $67,000, compared with total revenue of approximately $2.8 million for the three months ended December 31, 2004.

Automotive care franchising revenue for the three months ended December 31, 2005 was $2.6 million, which was consistent with the three months ended December 31, 2004

The Company recognized revenue from foreign franchisee operations of $82,000 and $178,000 for the three months ended December 31, 2005 and 2004, respectively. This decrease was primarily due to the $130,000 of revenue recognized from the China master franchise agreement for the three months ended December 31, 2004. The Company recognized revenue of $10,000 relating to the China master franchise agreement for the three months ended December 31, 2005.

Other revenue for the three months ended December 31, 2005 was $96,000, a decrease of approximately $43,000, or 31%, compared to $139,000 for the three months ended December 31, 2004. The decrease in other revenue was primarily due to the cessation of support revenue from the Shell-Mexico transaction as of December 31, 2004 and related revenue of $75,000 offset by an increase in revenue from training of $9,000 and an increase of $23,000 from support fees associated with the new point of sale system.

Direct Cost. Total direct cost for the three months ended December 31, 2005 totaled $1.7 million, a decrease of $13,000 or 1%, compared with $1.7 million for the three months ended December 31, 2004.

Automotive care franchising direct cost for the three months ended December 31, 2005 totaled $1.6 million, which was comparable to the three months ended December 31, 2004.

Other direct cost for the three months ended December 31, 2005 totaled $64,000, a decrease of $65,000 or 50%, compared with $129,000 for the three months ended December 31, 2004. The decrease is primarily attributed to the termination of the agreement to provide support to Shell-Mexico as that agreement was completed as of December 31, 2004. No comparable expense was incurred during the three months ended December 31, 2005.

General and Administrative Expense. General and administrative expense was $679,000 for the three months ended December 31, 2005, a decrease of $246,000 or 27%, compared with $925,000 for the three months ended December 31, 2004. In the three months ended December 31, 2005, the Company incurred a compensation benefit of approximately $111,000 as a result of applying variable accounting to certain outstanding stock options. Conversely, in the three months ended December 31, 2004, the Company incurred a cost of approximately $102,000 due to changes in compensation expense as a result of applying variable accounting to certain stock options (see Item 1- Note 2).

Operating Income. The Company recorded operating income for the three months ended December 31, 2005 of approximately $309,00 compared with operating income of $105,000 for the three months ended December 31, 2004. The increase was mainly attributed to the variable accounting adjustment discussed above in the general and administrative expense.

Other Income. The Company recorded Other Income of $35,000 for the three months ended December 31, 2005, which represents an increase in Other Income of approximately $26,000 compared to $9,000 in Other Income for the three months ended December 31, 2004. This increase is primarily due to an increase in interest income in the amount of $25,000.

Income Taxes. Based on the Company’s current operating performance, management released $297,000 of the valuation allowance during the three months ending December 31, 2004. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings. There was no comparable adjustment to the valuation allowance for the three months ending December 31, 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $207,000, or $0.01 per share, for the three months ended December 31, 2005 compared to the Net Income Applicable to Common Shareholders of $400,000, or $0.02 per share, for the three months ended December 31, 2004.

Results of Operations

Comparison of the six months ended December 31, 2005 to the six months ended December 31, 2004

Summary (in thousands)

	Six Months Ended December 31,
	2005	%	2004	%
Automotive care franchising revenue	$5,534	97	$6,251	96
Other	159	3	275	4
Total revenues	$5,693	100%	$6,526	100%
Automotive care franchising direct cost	3,433	60	3,382	52
Other	105	2	259	4
Total direct cost	3,538	62	3,641	56
General and administrative	1,366	24	1,721	26
Depreciation expense	32	1	54	1
Operating income	757	13	1,110	17
Other	62	1	29	1
Earnings before taxes	819	14	1,139	18
Provision (benefit) for income taxes	334	(6)	(537)	(8)
Net income	485	8	1,676	26
Preferred stock dividends	1	—	21	—
Net income applicable to common shareholders	$484	8%	$1,655	26%

Revenue. Total revenue for the six months ended December 31, 2005 was approximately $5.7 million, a decrease of approximately $833,000, or 13%, compared with total revenue of approximately $6.5 million for the six months ended December 31, 2004.

Automotive care franchising revenue for the six months ended December 31, 2005 was approximately $5.5 million, a decrease of approximately $717,000, or 11%, compared with automotive care revenue of approximately $6.3 million for the six months ended December 31, 2004. In fiscal year 2005, the Company sold the Area Development rights to three markets which resulted in franchise development revenue of approximately $600,000. Specifically, during the first quarter of fiscal year 2005, franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market. Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market. Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company also recognized revenue of approximately $59,000 and $40,000, respectively, for the sale of the area rights for the San Diego and Colorado markets. Additionally, during the six months ended December 31, 2004, the Company recognized revenue of $130,000 in connection with the signing of the China master franchising agreement. The revenue was recognized as the Company had substantially fulfilled all required obligations (see Item 1- Note 3).

The Company recognized revenue from foreign franchisee operations of $164,000 and $243,000 for the six months ended December 31, 2005 and 2004, respectively. This decrease was primarily due to the $130,000 of revenue recognized from the China master franchise agreement during the six months ended December 31, 2004. The Company only recognized revenue of $48,000 relating to the China master franchise agreement during the six months ended December 31, 2005.

Other revenue for the six months ended December 31, 2005 was $159,000, a decrease of approximately $116,000, or 42%, compared to $275,000 for the six months ended December 31, 2004. The decrease in other revenue was primarily due to the fact that the support revenue from the Shell-Mexico transaction ceased as of December 31, 2004. There was no comparable revenue in the six months ending December 31, 2005.

Direct Cost. Total direct cost for the six months ended December 31, 2005 totaled approximately $3.5 million, a decrease of $103,000 or 3%, compared with approximately $3.6 million for the six months ended December 31, 2004.

Automotive care franchising direct cost for the six months ended December 31, 2005 totaled $3.4 million, which was comparable to the six months ended December 31, 2004.

Other direct cost for the six months ended December 31, 2005 totaled $105,000, a decrease of $154,000 or 59%, compared with $259,000 for the six months ended December 31, 2004. The decrease is primarily attributed to the termination of the agreement to provide support services to Shell-Mexico that ended as of December 31, 2004. No comparable expense was incurred during the six months ended December 31, 2005.

General and Administrative Expense. General and administrative expense was approximately $1.4 million for the six months ended December 31, 2005, a decrease of $355,000 or 21%, compared with approximately $1.7 million for the six months ended December 31, 2004. In the six months ended December 31, 2005, the Company incurred a compensation benefit of approximately $150,000 as a result of applying variable accounting to certain outstanding stock options. Conversely, in the six months ended December 31, 2004, the Company incurred a cost of approximately $102,000 due to changes in compensation expense as a result of applying variable accounting to certain outstanding stock options (see Item 1- Note 2). The balance of this decrease was the result of management’s on-going cost reduction initiatives in general and administrative costs.

Operating Income. The Company recorded operating income for the six months ended December 31, 2005 of approximately $757,000 compared with operating income of $1.1 million for the six months ended December 31, 2004. As discussed previously, in the six months ending December 31, 2004, the Company recognized revenue of approximately $750,000 for the signing of various area development agreements as well as the signing of the China master franchising agreement. There were no comparable transactions for the six months ending December 31, 2005. As a result, operating income was lower for the six months ending December 31, 2005.

Other Income. The Company recorded Other Income of $62,000 for the six months ended December 31, 2005, which represents an increase in Other Income of approximately $33,000 compared to $29,000 in Other Income for the six months ended December 31, 2004.

Income Taxes. Based on the Company’s current operating performance, management released $537,000 of the valuation allowance during the six months ending December 31, 2004. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings. There was no comparable adjustment to the valuation allowance for the six months ending December 31, 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $484,000, or $0.02 per share, for the six months ended December 31, 2005 compared to the Net Income Applicable to Common Shareholders of $1.7 million, or $0.07 per share, for the six months ended December 31, 2004.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at December 31, 2005 was $3.8 million. During the period, cash provided by operations was $562,000.

Cash used in investing activities for the six months ended December 31, 2005 was $77,000 resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the six months ended December 31, 2005 was $10,000. Cash used in financing activities during the period consisted primarily of the net impact of proceeds from the exercise of stock options and warrants of $20,000 and the payments of dividends and notes payable of $30,000.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2006. At December 31, 2005, the entire line of credit was available.

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

Resolved Matters

Puyallup Auto Stop Associates v. PTW, Inc., Superior Court of the State of Washington, County of Pierce, filed March 9, 2005

On March 9, 2005 PTW, Inc. (PTW), a Precision Tune Auto Care, Inc. subsidiary, was served with a complaint in which plaintiff Puyallup Auto Stop Associates (PASA) sought an amount to be determined at trial and attorney’s fees. PASA claimed that PTW breached a real property lease between the parties and sought to recover from PTW certain environmental remediation costs. Beginning in 1994, PTW subleased the property in question to a Precision Tune Auto Care franchisee, Michael and Catherine Ertman (the “Ertmans”). On March 30, 2005, PASA amended its complaint to include two additional third-party defendants. In November 2005, PTW made a payment of $15,000 to settle this claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 16, 2005.

The following proposals were adopted by the margins indicated:

1.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld
Woodley A. Allen	16,516,443	5,680
Louis M. Brown, Jr.	16,516,643	5,480
Bassam N. Ibrahim	16,445,293	76,830
Peter C. Keefe	16,513,293	8,830
John D. Sanders, Ph.D	16,514,643	7,480

2.                                       To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending June 30, 2006.

Number of Shares
For	16,519,623
Against	1,700
Abstain	800

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

*                                         Filed herewith

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2006.

Precision Auto Care, Inc.

/s/ Louis M. Brown, Jr.
By:
Louis M. Brown, Jr.
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and	February 6, 2006
Chairman of the Board
Louis M. Brown, Jr.	(Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	February 6, 2006
(Principal Financial and Accounting Officer)
Robert R. Falconi