Form 10QSB
period 2006-03-31
PRECISION AUTO CARE INC
filed 2006-05-11
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes     ☒       No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,992,252 shares of Common Stock as of April 18, 2006.

Transitional Small Business Disclosure Format:      Yes ☐             No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2005 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,127,616	$3,279,568
Accounts receivable, net of allowance of $84,067 and $60,971, respectively	500,045	640,271
Notes receivable	153,394	251,301
Deferred tax asset	422,157	479,824
Other assets	395,943	344,593
Total current assets	5,599,155	4,995,557

Property and equipment, at cost	4,242,053	4,202,133
Less: Accumulated depreciation	(4,106,812)	(4,093,702)
	135,241	108,431

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $381,973 and $412,128, respectively	121,750	36,159
Deferred tax asset	2,795,994	3,143,968
Deposits and other	23,685	24,314

Total assets	$17,387,569	$17,020,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable— current	7,592	19,346
Accounts payable and accrued liabilities	1,535,107	1,681,354
Due to related party	177,889	116,073
Deferred revenue	252,123	253,322
Total current liabilities	1,972,711	2,070,095

Notes payable, net of current portion	37,410	7,991

Total liabilities	2,010,121	2,078,086

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,992,252 and 28,862,252 shares issued and outstanding	289,923	288,623
Additional paid-in capital	67,790,196	67,949,970
Accumulated deficit	(52,818,983)	(53,412,818)
Total stockholders’ equity	15,261,136	14,825,775
Total liabilities and stockholders’ equity	$17,387,569	$17,020,173

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months EndedMarch 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,725,631	$2,611,141
Franchise development	134,780	76,784
Other	102,779	79,362

Total revenues	2,963,190	2,767,287

Direct cost:
Franchise support	1,925,792	1,767,784

Contribution	1,037,398	999,503

General and administrative expense	779,516	771,731
Depreciation expense	15,999	28,253

Operating income	241,883	199,519

Interest expense	(3,385)	(1,328)
Other income	30,187	12,293

Total other income	26,802	10,965

Income before income tax expense	268,685	210,484
Provision (benefit) for income taxes	158,425	(428,000)

Net income	110,260	638,484
Preferred stock dividends	582	8,154
Net income applicable to common shareholders	$109,678	$630,330

Net income per common share—Basic	$0.00	$0.03
Net income per common share—Diluted	$0.00	$0.02

Weighted average common shares outstanding—Basic	28,953,919	24,938,661
Weighted average common shares outstanding—Diluted	29,584,890	28,542,253

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$8,075,475	$7,982,887
Franchise development	319,154	956,512
Other	262,106	354,747

Total revenues	8,656,735	9,294,146

Direct cost:
Franchise support	5,463,869	5,409,249

Contribution	3,192,866	3,884,897

General and administrative expense	2,145,295	2,492,778
Depreciation expense	48,423	82,436

Operating income	999,148	1,309,683

Interest expense	(6,476)	(4,528)
Other income	95,315	44,896

Total other income	88,839	40,368

Income before income tax expense	1,087,987	1,350,051
Provision (benefit) for income taxes	492,407	(965,000)

Net income	595,580	2,315,051
Preferred stock dividends	1,745	29,155
Net income applicable to common shareholders	$593,835	$2,285,896

Net income per common share—Basic	$0.02	$0.09
Net income per common share—Diluted	$0.02	$0.08

Weighted average common shares outstanding—Basic	28,937,014	24,181,149
Weighted average common shares outstanding—Diluted	29,722,277	27,615,308

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$593,835	$2,285,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,423	82,436
Bad debt expense	45,269	28,201
Loss on disposal of property and equipment	9,530	—
Decrease in valuation allowance	—	(965,000)
Stock based compensation (benefit) expense	(203,487)	81,912
Tax benefit from exercise of stock options	3,283	—
Changes in assets and liabilities:
Restricted cash	—	50,200
Accounts and notes receivable	107,273	(32,762)
Prepaid expenses, deposits and other	(50,721)	(105,074)
Accounts payable and accrued liabilities	(96,628)	109,845
Due to related party	61,816	38,330
Deferred revenue and other	(1,199)	(72,304)
Deferred taxes	405,641	—

Net cash provided by operating activities	923,035	1,501,680
Investing activities:
Purchases of property and equipment	(84,763)	(51,628)

Net cash used in investing activities	(84,763)	(51,628)
Financing activities:
Proceeds from exercise of stock options and warrants	41,730	15,380
Payment of preferred stock dividends	(1,745)	(29,976)
Repayment of notes payable	(30,209)	(100,265)

Net cash provided by (used in) financing activities	9,776	(114,861)

Net change in cash and cash equivalents	848,048	1,335,191
Cash and cash equivalents at beginning of year	3,279,568	1,573,368

Cash and cash equivalents at end of period	$4,127,616	$2,908,559

Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$47,875	$—
Preferred stock exchanged for issuance of common stock	$—	$1,983,805

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Interim Financial Presentation

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

Note 2 — Accounting Policy

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation specialist in fiscal year 2005 to assist the Company with the test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

Stock Options

The Company applies Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations in accounting for stock options issued to employees and presents pro forma net income and earnings per share data as if the fair value method prescribed by Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock Based Compensation’’ had been applied. Compensation expense is recorded when modifications and other provisions cause the application of variable accounting or require a new measurement date.

Had compensation cost for all options been determined based on the fair value at the grant dates during the nine months ending March 31, 2006 and 2005 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income applicable to common shareholders	$109,678	$630,330	$593,835	$2,285,896
(Deduct) add: Total stock-based compensation (benefit) expense reported in net income under the intrinsic value method	(56,317)	(22,142)	(203,487)	81,912
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	22,181	50,401	93,257	108,443
Pro forma net income	$31,180	$557,787	$297,091	$2,259,365
Earnings per share:
Basic—as reported	$0.00	$0.03	$0.02	$0.09
Diluted—as reported	$0.00	$0.02	$0.02	$0.08
Basic—pro forma	$0.00	$0.02	$0.01	$0.09
Diluted—pro forma	$0.00	$0.02	$0.01	$0.08
Weighted average shares:
Weighted average common shares outstanding—Basic	28,953,919	24,938,661	28,937,014	24,181,149
Weighted average common shares outstanding—Diluted	29,584,890	28,542,253	29,722,277	27,615,308

In the nine months ended March 31, 2006, the Company incurred a compensation benefit of approximately $207,000 net of approximately $4,000 for a net compensation benefit of approximately $203,000 as a result of applying variable accounting to certain outstanding stock options and the decline in the Company’s stock price over the related nine month period. Conversely, in the nine months ended March 31, 2005, the Company incurred costs of approximately $78,000 as well as an additional expense of approximately $4,000 for a total compensation expense of approximately $82,000 as a result of applying variable accounting to certain outstanding stock options and the increase in the Company’s stock price over the related nine month period.

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 — Master License Agreement

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years. Under the terms of the original agreement, Hung Yue Holdings was obligated to pay the Company approximately $2.1 million over the course of seven years. Approximately $246,000 has been collected under the agreement and $246,000 has been recognized as income as all substantial obligations under that agreement have been fulfilled. In March 2006, the Company sent a default letter to Hung Yue Holdings notifying them that their exclusive master franchise rights were terminated due to Hung Yue Holdings failure to develop the requisite number of PTAC car care centers by the first anniversary of the original agreement as well as being in default of several payments. Additionally, franchisees in the People’s Republic of China have threatened to sue Hung Yue Holdings and the Company for non-performance. None of the franchisees have paid any royalties to the Company as of March 31, 2006. The Company feels strongly that there is very little likelihood of any formal legal proceedings and does not believe that there will be any material judgment against the Company.

Note 4 — Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004) (Statement 123(R)), “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The provisions of this Statement will be effective for the Company beginning with its fiscal year 2007.  The Company is currently evaluating the impact this revised Standard will have on its financial position and results of operations.

Note 5 — Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at March 31, 2006 and 2005 was 2,000,356 and 6,767,460, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation. For the three months ended March 31, 2006 and 2005, respectively, 182,950 and 157,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended March 31, 2006 and 2005, respectively, 182,950 shares attributable to outstanding stock options were not included in the computation of diluted earnings per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income	$110,260	$638,484	$595,580	$2,315,051
Preferred stock dividends	(582)	(8,154)	(1,745)	(29,155)
Net income applicable to common Shareholders	$109,678	$630,330	$593,835	$2,285,896
Denominator:
Denominator for basic EPS weighted- average-shares	28,953,919	24,938,661	28,937,014	24,181,149
Common stock equivalents—stock options and warrants	630,971	3,603,592	785,263	3,434,159
Denominator for diluted EPS weighted—average-shares	29,584,890	28,542,253	29,722,277	27,615,308
Basic earnings per share applicable to common shareholders	$0.00	$0.03	$0.02	$0.09
Diluted earnings per share applicable to common shareholders	$0.00	$0.02	$0.02	$0.08

Note 6 — Debt

Debt

On February 28, 2006, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (7.75% at March 31, 2006) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. The Company has not borrowed against this line of credit.

Note 7 — Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1.—Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 27, 2005. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation specialist in fiscal year 2005 to assist the Company with the test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates we use to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. As such, management concluded the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit to be remote. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. As of March 31, 2006, the Company had a valuation allowance of $2.9 million against deferred tax assets.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Summary (in thousands)

	Three Months Ended March 31,
	2006	%	2005	%
Automotive care franchising revenue	$2,860	97	$2,688	97
Other	103	3	79	3
Total revenues	$2,963	100%	$2,767	100%
Automotive care franchising direct cost	1,836	62	1,701	62
Other	90	3	67	2
Total direct cost	1,926	65	1,768	64
General and administrative	779	26	772	28
Depreciation expense	16	1	28	1
Operating income	242	8	199	7
Other	27	1	11	1
Earnings before taxes	269	9	210	8
Provision (benefit) for income taxes	158	5	(428)	(15)
Net income	111	4	638	23
Preferred stock dividends	1	—	8	—
Net income applicable to common shareholders	$110	4%	$630	23%

Revenue. Total revenue for the three months ended March 31, 2006 was approximately $3.0 million, an increase of approximately $196,000, compared with total revenue of $2.8 million for the three months ended March 31, 2005.

Automotive care franchising revenue for the three months ended March 31, 2006 was approximately $2.9 million, an increase of approximately $172,000 or 6%, compared with automotive care revenue of $2.7 million for the three months ended March 31, 2005. This increase was primarily the result of an increase in royalty revenue of $105,000, franchise development revenue of $58,000 and printing revenue of $9,000.

The Company recognized revenue from foreign franchisee operations of $53,000 and $77,000 for the three months ended March 31, 2006 and 2005, respectively.

Other revenue for the three months ended March 31, 2006 was $103,000, an increase of approximately $24,000 or 30%, compared to $79,000 for the three months ended March 31, 2005. This increase can primarily be attributed to an increase in revenue recognized from the support fees associated with the new point of sale system.

Direct Cost. Total direct cost for the three months ended March 31, 2006 totaled $1.9 million, an increase of $158,000 or 9%, compared with $1.8 million for the three months ended March 31, 2005.

Automotive care franchising direct cost for the three months ended March 31, 2006 totaled approximately $1.8 million, an increase of approximately $135,000, compared with automotive care direct cost of $1.7 million for the three months ended March 31, 2005. The increase has a direct correlation with the increase in automotive care franchising revenue.

Other direct cost for the three months ended March 31, 2006 totaled $90,000, an increase of $23,000 or 34%, compared with $67,000 for the three months ended March 31, 2005.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2006 totaled $779,000, which was comparable to the three months ended March 31, 2005.

Operating Income. The Company recorded operating income for the three months ended March 31, 2006 of approximately $242,000 compared with operating income of $199,000 for the three months ended March 31, 2005.

Other Income. The Company recorded other income of $27,000 for the three months ended March 31, 2006, which represents an increase in other income of approximately $16,000 or 145% compared to $11,000 in other income for the three months ended March 31, 2005. This increase is primarily due to an increase in interest income.

Income Taxes. Based on the Company’s operating performance, management released $428,000 of the valuation allowance during the three months ending March 31, 2005. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings. There was no comparable adjustment to the valuation allowance for the three months ending March 31, 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of $110,000, or $0.00 per basic share, for the three months ended March 31, 2006 compared to the net income applicable to common shareholders of $630,000, or $0.03 per basic share, for the three months ended March 31, 2005.

Results of Operations

Comparison of the nine months ended March 31, 2006 to the nine months ended March 31, 2005

Summary (in thousands)

	Nine Months Ended March 31,
	2006	%	2005	%
Automotive care franchising revenue	$8,394	97	$8,939	96
Other	262	3	355	4
Total revenues	$8,656	100%	$9,294	100%
Automotive care franchising direct cost	5,269	61	5,083	55
Other	195	2	326	3
Total direct cost	5,464	63	5,409	58
General and administrative	2,145	25	2,493	27
Depreciation expense	48	1	82	1
Operating income	999	11	1,310	14
Other	89	1	40	1
Earnings before taxes	1,088	12	1,350	15
Income taxes	492	5	(965)	(10)
Net income	596	7	2,315	25
Preferred stock dividends	2	—	29	—
Net income applicable to common shareholders	$594	7%	$2,286	25%

Revenue. Total revenue for the nine months ended March 31, 2006 was approximately $8.7 million, a decrease of approximately $638,000 or 7%, compared with total revenue of approximately $9.3 million for the nine months ended March 31, 2005.

Automotive care franchising revenue for the nine months ended March 31, 2006 was approximately $8.4 million, a decrease of approximately $545,000 or 6%, compared with automotive care revenue of approximately $8.9 million for the nine months ended March 31, 2005. In fiscal year 2005, the Company sold the Area Development rights to three markets which resulted in franchise development revenue of approximately $600,000. Specifically, during the first quarter of fiscal year 2005, franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market. Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights for the Seattle market. Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company also recognized revenue of approximately $59,000 and $40,000, respectively, for the sale of the area rights for the San Diego and Colorado markets. Additionally, during the six months ended December 31, 2004, the Company recognized revenue of $130,000 in connection with the signing of the China master franchising agreement. The revenue was recognized as the Company had substantially fulfilled all required obligations (see Item 1—Note 3). Fiscal year 2005 revenue was offset by an increase of approximately $172,000 in automotive care revenue for the three months ended March 31, 2006.

The Company recognized revenue from foreign franchisee operations of $217,000 and $320,000 for the nine months ended March 31, 2006 and 2005, respectively. This decrease was primarily due to the $135,000 of revenue recognized from the China master franchise agreement during the nine months ended March 31, 2005. The Company only recognized revenue of $54,000 relating to the China master franchise agreement during the nine months ended March 31, 2006. The Company terminated the China master franchise agreement during the nine months ended March 31, 2006 (see Item 1 — Note 3).

Other revenue for the nine months ended March 31, 2006 was $262,000, a decrease of approximately $93,000 or 26%, compared to $355,000 for the nine months ended March 31, 2005. The decrease in other revenue was primarily due to the cessation of support revenue from the Shell-Mexico transaction as of December 31, 2004 and related revenue of $151,000, a decrease of $4,000 in training revenue offset by an increase of $65,000 from support fees associated with the new point of sale system.

Direct Cost. Total direct cost for the nine months ended March 31, 2006 totaled approximately $5.5 million, an increase of $55,000 or 1%, compared with approximately $5.4 million for the nine months ended March 31, 2005. The increase has a direct correlation with the increase in franchising royalty revenue.

Automotive care franchising direct cost for the nine months ended March 31, 2006 totaled $5.3 million, an increase of $186,000, compared with approximately $5.1 million for the nine months ended March 31, 2005.

Other direct cost for the nine months ended March 31, 2006 totaled $195,000, a decrease of $131,000 or 40%, compared with $326,000 for the nine months ended March 31, 2005. This decrease was primarily attributed to the termination of the agreement to provide support to Shell-Mexico as that agreement was completed as of December 31, 2004 offset by an increase of approximately $20,000 from support costs associated with the new point of sale system.

General and Administrative Expense. General and administrative expense was approximately $2.1 million for the nine months ended March 31, 2006, a decrease of $348,000 or 14%, compared with approximately $2.5 million for the nine months ended March 31, 2005. In the nine months ended March 31, 2006, the Company incurred a compensation benefit of approximately $207,000 as a result of applying variable accounting to certain outstanding stock options and the decline in the Company’s stock price over the related nine month period. Conversely, in the nine months ended March 31, 2005, the Company incurred costs of approximately $78,000 as a result of applying variable accounting to certain outstanding stock options and the increase in the Company’s stock price over the related nine month period (see Item 1—Note 2). The balance of this decrease was the result of management’s on-going cost reduction initiatives in general and administrative costs.

Operating Income. The Company recorded operating income for the nine months ended March 31, 2006 of approximately $999,000 compared with operating income of $1.3 million for the nine months ended March 31, 2005. As discussed previously, in the nine months ending March 31, 2005, the Company recognized revenue for the signing of various area development agreements as well as the signing of the China master franchising agreement. There were no comparable transactions for the nine months ending March 31, 2006. As a result, operating income was lower for the nine months ending March 31, 2006.

Other Income. The Company recorded other income of $89,000 for the nine months ended March 31, 2006, which represents an increase in other income of approximately $49,000 or 123%, compared to $40,000 in other income for the nine months ended March 31, 2005.

Income Taxes. Based on the Company’s operating performance, management released $965,000 of the valuation allowance during the nine months ending March 31, 2005. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included projections of future pretax earnings. There was no comparable adjustment to the valuation allowance for the nine months ending March 31, 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of approximately $594,000 or $0.02 per basic share, for the nine months ended March 31, 2006 compared to the net income applicable to common shareholders of $2.3 million, or $0.09 per basic share, for the nine months ended March 31, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at March 31, 2006 was $4.1 million. During the period, cash provided by operations was $923,000.

Cash used in investing activities for the nine months ended March 31, 2006 was $85,000 resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash provided by financing activities for the nine months ended March 31, 2006 was $10,000. Cash provided by financing activities during the period consisted primarily of the net impact of proceeds from the exercise of stock options and warrants of $42,000 and the payments of dividends and notes payable of $32,000.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2006.  At March 31, 2006, the entire line of credit was available.

Debt Transactions

On February 28, 2006, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (7.75% at March 31, 2006) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. The Company has not borrowed against this line of credit.

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

PART II—OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Ira A. Starr, Barbara G. Starr, and Allstarr Car Care, Inc. vs. Precision Tune, Inc., Precision Franchising LLC, Grimaud Enterprises, Inc., and David Grimaud, Circuit Court of Kanawha County, West Virginia, Civil Action No.: 06-C-752, filed April 24, 2006.

Plaintiffs are Precision Tune Auto Care (PTAC) franchisees and their Precision Tune Auto Care Franchise Agreement (the Franchise Agreement) will expire in June 2006. Upon execution of the Franchise Agreement in 1995, the Plaintiffs executed with their landlord an Agreement and Contingent Assignment of Lease (ACAL). In the event the Franchise Agreement expires or is terminated, the ACAL permits PFL to assume Plaintiffs’ lease to the premises (the “Premises”) on which they operate the franchised business. The ACAL runs with the land and is binding upon the signatories’ successors in interest.

During the term of the Franchise Agreement, Plaintiffs bought the Premises from their landlord. Plaintiffs subsequently expressed their desire not to renew the Franchise Agreement upon expiration, thereby causing PFL to state its intention to exercise its option under the ACAL. However, upon expiration of the Franchise Agreement, Plaintiffs (as landlord) refuse to honor PFL’s option and instead desire to operate on the Premises a non-PTAC automobile maintenance business. The operation of such a business would violate a non-competition covenant within the Franchise Agreement that, for a period of two years, forbids Plaintiffs from operating a business similar to the franchised business within a 25 mile radius of the Premises.

Plaintiffs have initiated this action to enjoin PFL from (i) exercising its option under the ACAL, and (ii) enforcing the non-competition covenant. To date, no monetary damages have been specified and a complaint has not yet been served on PFL. In their complaint, Plaintiffs make a claim for promissory estoppel by alleging that PFL’s misrepresentations induced Plaintiffs to sign the Franchise Agreement. Plaintiffs also allege PFL breached the Franchise Agreement by failing to fulfill its obligations thereunder. It is PFL’s opinion that neither claim has merit, and are mere pretext to obscure Plaintiffs’ determination to operate a non-PTAC automobile maintenance business upon the Premises (notwithstanding the terms of the Franchise Agreement and ACAL).

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

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

Precision Auto Care, Inc.

By:	/s/ Louis M. Brown, Jr.
Louis M. Brown, Jr.
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis M. Brown, Jr.	Chief Executive Officer and Chairman of the	May 9, 2006
Louis M. Brown, Jr.	Board (Principal Executive Officer)

/s/ Robert R. Falconi	President and Chief Operating Officer	May 9, 2006
Robert R. Falconi	(Principal Financial and Accounting Officer)