Form 10KSB
period 2006-06-30
PRECISION AUTO CARE INC
filed 2006-09-28
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were: $11,719,267.

The aggregate market value of Common Stock held by persons not “affiliated” with the issuer at August 11, 2006 was $10,796,178 based on the closing price of $0.45 per share. As of August 11, 2006, 28,993,752 of Common Stock were issued and outstanding.

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

PART I

Item 1.                        Business

OVERVIEW

Precision Auto Care, Inc. (“PACI” or the “Company”) is a franchisor of automotive service centers located in the United States and in certain foreign countries. At June 30, 2006, the Company had 27 total employees of which 25 were full time employees. Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

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

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. With the goal of returning focus on core operations, the Company disposed of ancillary business segments with the result the Company now has one business segment, Automotive Care Franchising. The Automotive Care Franchising business segment, which is comprised of Precision Tune Auto Care (“PTAC”), provides automotive services primarily through franchised operations located in the United States and in certain foreign countries.

•       Through its franchisees, PTAC provides automotive maintenance and repair services, such as engine performance, oil change and lubrication and brake services, which require relatively short service times. At June 30, 2006, these services were provided at 416 domestic and international Precision Tune Auto Care centers owned and operated by franchisees.

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

Precision Tune Auto Care’s area-development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area-development agreements that grant area developers the right and obligation to develop franchises within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs many of Precision Tune Auto Care’s franchise support obligations. As of June 30, 2006, 19 area developers and their affiliates had an ownership interest in approximately 28% of the total number of Precision Tune Auto Care centers.

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

FRANCHISING ACTIVITIES

Precision Tune Auto Care.   As of June 30, 2006, all of Precision Tune Auto Care domestic and international centers were owned and managed by franchisees. Precision Tune Auto Care’s domestic franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care’s franchise program has evolved. Royalty rates in existing franchise agreements range from 6.0% to 7.5%. Currently, Precision Tune Auto Care’s standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 6.0% to 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend up to 9% of weekly gross receipts on advertising, of which 1.5% is currently paid into the national marketing fund and up to 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

The Company has implemented a domestic program under which qualified franchisees are eligible to have their royalty rate reduced to as low as 6% if they satisfy certain criteria. Under the program, franchisees are also provided with an incentive to purchase additional Precision Tune Auto Care franchises. Any franchisee that has owned and operated a center for at least one year in accordance with this program will be charged an initial franchise fee of $15,000 for a second franchise and $10,000 for each additional franchise purchased, provided certain conditions are met.

Under its current form of domestic franchise agreement, the Company has a continuing obligation to make technical and administrative support available, centralized marketing support, and training and related support available to its franchisees. In areas where there are area developers, the Company has delegated most of these duties to area developers under its area developer system.

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

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Oman, Indonesia, United Arab Emirates, the Dominican Republic, El Salvador, Saudi Arabia, China, Spain and Portugal. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and up to one-third of ongoing royalty fees.

CO-BRANDING

On March 20, 2000, the Company entered into an agreement with Petro USA, Inc., a subsidiary of Getty Petroleum Marketing, Inc., to provide Getty’s dealers with the opportunity to host a Precision Tune Auto Care franchise. This co-branding program involves a planned association of two distinct brands, which are typically associated with different business concepts.  At June 30, 2006, there were five Getty stores that were hosting Precision Tune Auto Care centers.

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

COMPETITION

The Company’s franchisees encounter competition in all aspects of their business, including the sale by Precision Tune Auto Care centers of automotive maintenance and repair services and fast oil and lubrication services. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent Precision Tune Auto Care’s principal competitors. Other Precision Tune Auto Care competitors include tire companies and regional under-the-hood service specialists. National competitors within Precision Tune Auto Care’s market include Sears Auto Center and the automotive maintenance centers operated by Goodyear, Midas, Meineke, Jiffy Lube, and Firestone, among others.   The Company believes that the greater technical complexity of today’s vehicles provides a substantial barrier to entry for competitors in the “under-the-hood” segment of the automotive care services industry.

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

Environmental Regulation.   Precision Tune Auto Care centers store new oil and handle large quantities of used automotive oils and fluids. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on the property of any franchisee, including leased properties, or if the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations.

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

Competition.   The automotive services industry is highly competitive. The Company believes that automobile dealerships, including recently emerging national and regional new and used auto dealerships, represent the principal competitors for Precision Tune Auto Care service centers; however, these service centers also compete with national and regional fast oil change and lube companies, major oil manufacturers, local service stations and local, regional and national automobile maintenance and repair service providers.

The Company believes the principal competitive factors in the markets serviced by each of its business units are location, name recognition and reputation, and quality of service and price.

The Company also competes with some of those noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing centers. With respect to the sales of supplies and equipment to franchisees, competition is based on availability, price, ability to provide prompt delivery and the quality of support services.

Certain competitors discussed above have greater financial resources than the Company. There can be no assurance that the Company or individual Precision Tune Auto Care centers will be able to compete effectively. See “Business—Competition.”

Reliance on Franchising.   Franchise royalties are a significant component of its revenue base. Therefore, the Company depends upon the ability of its franchisees to promote and capitalize upon the “Precision Tune Auto Care” brand and the reputation the Company believes it enjoys for quality and value. There can be no assurance that the Company or our area developers will be able to recruit and retain franchisees with the business abilities or financial resources necessary to open Precision Tune Auto Care centers on schedule or that the franchisees will conduct operations profitably. In addition, to the extent that franchisees finance their operations with secured indebtedness, the Company’s rights to receive franchise royalties would be effectively subordinated to the rights of franchisees’ lenders. See “Business—Operations.”

Automotive Technology Advances.   The demand for the services offered by its Precision Tune Auto Care centers could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. The demand for its services also could be adversely affected by longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology may require the Company to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of its centers.

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

Seasonal Nature of Portions of the Business.   Seasonal changes may impact various sectors of its businesses and, accordingly, its operations may be adversely affected by seasonal trends in certain periods. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Precision Tune Auto Care centers and obtain services.

Control by Management and Principal Shareholders.   As of August 11, 2006, the Company’s directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 83% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

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

Environmental Regulation.   Precision Tune Auto Care centers store new lubricants and handle large quantities of used automotive lubricants and fluids. As a result of these activities, the Company, its franchisees and area developers are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes, discharge of storm water, and underground fuel storage tanks. If any such substances were improperly released or improperly stored on its property or the property of any franchisee, including leased properties, or the Company were found to be in violation of applicable environmental laws and regulations, the Company could be responsible for clean-up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on its financial condition and results of operations. See “Business—Government Regulation.”

EXECUTIVE OFFICERS OF PRECISION AUTO CARE, INC.

Louis M. Brown, Jr., age 63 became Chairman of the Board in October 2003. From October 2003 to May 2006, he was Chairman of the Board and Chief Executive Officer. From August 2000 until October 2003, he was the Company’s President and Chief Executive Officer. He is Vice Chairman of Micros Systems, Inc. since April 2003 and was Chairman of the Board from January 1987 to April 2003.

Robert R. Falconi, age 52, became Chief Executive Officer in May 2006. He also remains President. From November 2003 to April 2006, he was Chief Operating Officer and Chief Financial Officer. From March 2002 to October 2003, he was Executive Vice President and Chief Operating Officer/Chief

Financial Officer. From September 2000 to February 2002, he was the Company’s Vice President—Finance, Administration and Chief Financial Officer. From August 1998 until September 2000, he was Chief Financial Officer of Apptis, Inc.

Mark P. Francis, age 40, became Chief Financial Officer in May 2006. From October 2004 to April 2006, he was Controller. From April 2004 until October 2004, Mr. Francis was the Assistant Controller of the Company. From December 1999 until April 2004, he was an accounting manager of REHAU, Inc.

Frederick F. Simmons, age 44, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

John T. Wiegand, age 44, became Senior Vice President—Operational Programs and Training in March 2002. From August 2000 to March 2002, he was Senior Vice president of Franchise Operations and from June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company’s predecessor, as Director of Field Operations in August 1996.

Kevin Bates, age 44, became Senior Vice President of Marketing in August 2004. From October 1999 to August 2004, Mr. Bates was Vice President—Marketing and Advertising. From January 1998 until October 1999, he was our Director of Field Operations.

Joel Burrows, age 49, became Vice President—Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development.

Glyn D. Massingill, age 60, became Vice President—Franchise Services in January 2000. From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

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

The Company is currently subject to litigation that could have a material adverse impact on its liquidity as follows:

Maureen Jones v. Precision Tune Auto Care, Inc. Precision Franchising LLC, Paul Blakeman, and Complete Car Care LLC, United States District Court, Western District of Oklahoma, Case No.: 06-CV-506, filed July 26, 2006, served August 14, 2006.

Complete Car Care LLC, (CCC) and Precision Franchising LLC (the “Franchisor”) are parties to a Precision Tune Auto Care Franchise Agreement (the “Franchise Agreement”) for the operation of a Precision Tune Auto Care center (the “Center”) in Oklahoma City, Oklahoma.

Plaintiff Maureen Jones, a former employee of CCC, alleges that agents of CCC engaged in discrimination against her on account of her gender. Plaintiff also claims retaliatory behavior subsequent to her initial complaint. Plaintiff is suing under Title VII of the Civil Rights Act of 1964, and is seeking to hold Precision Franchising LLC (“PFL”) and its affiliate Precision Tune Auto Care, Inc. (“PTAC”) (collectively “Defendant Franchisor”) vicariously liable. In her complaint, Plaintiff asks for damages in excess of $75,000.

Under the terms of the Franchise Agreement, CCC and Paul Blakeman (pursuant to the terms of a guarantee agreement) are required to indemnify and hold harmless the Defendant Franchisor for all claims made in connection with the operation of the Center. Accordingly, Defendant Franchisor sent to CCC on August 14, 2006 a letter demanding that CCC respond to Plaintiff’s complaint and hold Defendant Franchisor harmless.

To date, CCC and Paul Blakeman have retained counsel and have provided assurances that they will seek to have the Defendant Franchisor removed from the suit.

Defendant Franchisor has retained counsel and filed an answer on September 5, 2006 denying the allegations of plaintiff. Defendant Franchisor believes that it is not a proper party to the suit and will take all appropriate steps to obtain a dismissal.

Precision Franchising LLC v. Ira A. Starr and Barbara Starr, USDC ED VA (Alexandria District), 1:06cv505, Filed: May 2, 2006.

Defendants are Precision Tune Auto Care (“PTAC”) franchisees (“Franchisees”) whose Precision Tune Auto Care Franchise Agreement (the “Franchise Agreement”) expired in June 2006. Upon execution of the Franchise Agreement in 1995, the Franchisees and Franchisees’ landlord entered into an Agreement and Contingent Assignment of Lease (“ACAL”). Upon the expiration of the Franchise Agreement, the ACAL permits Precision Franchising LLC (“PFL”) to assume Franchisees’ lease to the premises (the “Premises”) on which they operate the franchised business. Unbeknownst to PFL, the Franchisees purchased from their landlord the Premises.

Franchisees subsequently expressed their desire not to renew the Franchise Agreement upon expiration; in turn, PFL then stated its intention to exercise its option under the ACAL. However, upon expiration of the Franchise Agreement, Franchisees refused to honor PFL’s rights under the ACAL and commenced operating on the Premises a non-PTAC automobile maintenance business. The operation of such a business violates a non-competition covenant within the Franchise Agreement.

On April 24, 2006, Ira Starr, Barbara Starr and AllStarr Car Care, Inc. filed a complaint in the Circuit Court of Kanawha County, West Virginia against Precision Tune, Inc., PFL, Grimaud Enterprises, Inc. and David Grimaud (“Franchisor”). The suit was not served on Precision Tune Inc. until June 19, 2006 and was not served on PFL until June 20, 2006. Franchisees seek to enjoin the Franchisor defendants from (i) exercising the option under the ACAL, and (ii) enforcing the non-competition covenant. To date, no monetary damages have been specified. In their complaint, Franchisees make a claim for promissory estoppel by alleging Franchisor’s misrepresentations induced Franchisees to sign the Franchise Agreement. Franchisees also allege Franchisor breached the Franchise Agreement by failing to fulfill its obligations there under. PFL believes neither claim has merit and both are pretexts to obscure Franchisees’ violation of the ACAL and non-competition covenants.

On May 2, 2006, PFL filed a complaint in the Federal District Court for the Eastern District of Virginia against the Franchisees. PFL seeks to enforce the non-competition covenants and the ACAL, and prevent Franchisees from continuing to use PFL’s proprietary point-of-sale software. PFL seeks more than $75,000 in damages and seeks to enjoin Franchisees from operating an automotive maintenance business on the Premises.

On July 10, 2006, Franchisees served PFL with their answer, moved to dismiss or, in the alternative, transfer venue, and made a counterclaim for breach of contract, declaration of rights and to quiet title to real property. On July 24, 2006 PFL filed its opposition to Franchisees motion to dismiss or transfer venue.  On July 31, 2006 Franchisees filed their rebuttal to opposition to dismiss or transfer venue. On August 11, 2006, a motion hearing was held in the US District Court in the Eastern District of Virginia regarding Franchisees’ motion to transfer the case and motion to dismiss. The judge took both motions under advisement.

On August 21, 2006, the judge ruled in favor of PFL and PFL successfully obtained removal and consolidation of all claims into a single suit, Precision Franchising LLC v. Ira A. Starr and Barbara Starr, to be adjudicated in the Federal District Court for the Eastern District of Virginia.

Barras, et al. v. Precision Tune Auto Care, Inc., 16th Judicial District Court, St. Martin Parish, Louisiana, docket numbers 70616-F, 70629-B, 70628-B, 70630-D, filed May 18, 2006 (Barras) and May 24, 2006 (Escuriex, Berard-Linford, Bergeron). Served May 26, 2006 (Barras), May 30, 2006 (Berard-Linford, Bergeron), May 31, 2006 (Escuriex).

On May 21, 2005, an automobile operated by Steven Berard (“Berard”), in which Andrew Barras, Jr. (“Barras”), Berard’s sister Stephanie Domingue (“Domingue”), and Windi Bergeron (“Bergeron”) were passengers, crossed into oncoming traffic and struck an automobile driven by Jennifer W. Escuriex (“Escuriex”). Domingue, Bergeron, and Escuriex were each injured (as well as four of Escuriex’s passengers), while Barras and Berard were killed. The automobile operated by Berard was actually owned by Berard’s grandmother, Jacqueline Berard.

On May 18, 2006, plaintiffs Andrew J. Barras, Sr. and Kathy T. Barras (the “Barrases”) filed a Petition for Damages against Precision Tune Auto Care, Inc. (“PTAC”) on behalf of the estate of their son Barras. PTAC is one of more than a dozen defendants; co-defendants include the State of Louisiana, Berard, Jacqueline A. Berard, Wal-Mart (as well as several subsidiaries thereof), Ford Motor Company, State Farm and TRW Automotive. The Barrases claim that PTAC was negligent in servicing, modifying, repairing, and/or inspecting Jacqueline Berard’s automobile, thereby making the accident and resulting death more likely. Although the exact amount sought is not specified in the Petition for Damages, the Barrases seek compensation for medical treatment, funeral expenses, and pain and suffering.

On May 24, 2006, Escuriex, Claudette Berard-Linford (“Berard-Linford”) (mother of Berard) on behalf of her son Berard and daughter Domingue, and Bergeron, each filed a Petition for Damages against PTAC. As in the Barras Petition for Damages, PTAC is one of more than dozen co-defendants. Escuriex, Berard-Linford, and Bergeron each claim that PTAC was negligent in servicing, testing and/or inspecting Jacqueline Berard’s automobile, thereby making the accident and resulting injuries more likely.

Plaintiffs  seek compensation for medical treatment, physical and mental pain and suffering, disability, loss of society, past and future loss of income and earning capacity, and past and future loss of enjoyment of life (although no exact amount is specified in the Petition for Damages).

PTAC intends to vigorously defend the claims filed against it, and has filed answers to each of the Petitions. At this time, there is no evidence that Jacqueline Berard had her vehicle serviced by a Precision Tune Auto Care franchise and, if she did, PTAC and the franchisee have an independent contractor relationship since PTAC does not in any way control the business operations of its franchisees. Furthermore, the franchisee’s insurance carrier has agreed to provide a defense and has retained counsel for that purpose. On July 13, 2006, PTAC filed its response to Bergeron and Berard-Linford’s respective Petitions for Damages; on July 14, 2006, PTAC filed its response to Barras’s Petition for Damages; On July 16, 2006, PTAC filed its response to Escuriex’s Petition for Damages. In each case, PTAC denied the allegations asserted against it.

Shaw v. Precision Tune Auto Care and Mark Hall, State of South Carolina, County of Greenville, Court of Common Pleas, 13th Judicial Circuit, Case No.: 2006-CP-23-3737, filed and served 6/19/2006.

Plaintiff Tammy Shaw claims that the employees of Woodruff Road Tune, Inc. (“Woodruff”), a Precision Tune Auto Care franchisee, caused damage to her vehicle.  The named defendant, Mark Hall, is an agent of Woodruff. Plaintiff seeks actual damages not to exceed $9,999.99, attorney’s fees, and the costs of the action.

Because Woodruff is contractually obligated to indemnify PTAC and because PTAC and Woodruff are independent contractors, PTAC does not expect to incur liability.  PTAC sent to Woodruff on June 19, 2006 a letter demanding that Woodruff hold PTAC harmless for all claims asserted by Shaw. Accordingly, Woodruff’s insurance carrier has retained counsel to defend both Woodruff and PTAC’s interests. On August 18, 2006, defendants filed their answer; each allegation was denied, and it was asserted that PTAC is not a proper defendant due to: (i) the independent contractor relationship between PTAC and Woodruff; and (ii) the fact that “PTAC” is merely a trademarked brand name and Precision Franchising LLC is the actual corporate entity.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001.

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

The following table sets forth the high and low sales prices on NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2006, and June 30, 2005, respectively. To date, the Company has not paid any Common Stock dividends and does not anticipate paying any Common Stock dividends in the foreseeable future; however dividends are currently being paid on the Company’s Series A redeemable preferred stock (see “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources”).

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2006

Quarter	High	Low
First	$1.10	$0.85
Second	1.00	0.67
Third	0.80	0.55
Fourth	0.70	0.55

Fiscal Year Ended June 30, 2005

Quarter	High	Low
First	$0.90	$0.55
Second	1.17	0.62
Third	1.30	0.95
Fourth	1.10	0.90

As of August 11, 2006, there were approximately 188 record holders of Common Stock and approximately 1,200 beneficial owners of the Company’s Common Stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,491,700	0.89	921,997
Equity compensation plans not approved by security holders	—	—	—
Total	1,491,700	0.89	921,997

Item 6.                        Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion should be read in conjunction with the consolidated Financial Statements of the Company and related notes thereto included elsewhere herein.

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

The Company’s core auto care and franchising business continues to benefit from an improved focus on unit economics, offering certain product services to the franchisees such as equipment and other marketing related materials as well as in the field training programs. Additionally, the Company is seeking growth through acquisitions.

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

Revenue Recognition

The Company enters into domestic Area Development agreements and international Master License agreements which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region. Revenue from the sale of Area Development agreements and international Master License agreements is recognized as all material services or conditions related to the agreements are satisfied.

Revenue from the sale of a franchise is recognized when all material services and conditions have been satisfied, generally at the opening of the franchised center.

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no known issues involving collection exist. In the case when revenues are not likely to be collected, the Company establishes reserves for such amounts. Such reserves are based upon our historical collection experience with the various franchisees taking into consideration the financial stability of such franchisees.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisee.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation specialist in fiscal year 2005 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above analysis, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. In assessing the need for a valuation allowance against the deferred tax asset, management considers factors such as future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of June 30, 2006, the Company had recorded deferred tax assets totaling $3.1 million, net of a $2.9 million valuation allowance.

New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Results of Operations

Comparison of the year ended June 30, 2006 to the year ended June 30, 2005

Summary (in thousands)

	Twelve Months Ended June 30,
	2006	%	2005	%
Automotive care franchising revenue	$11,385	97	$12,347	96
Other	334	3	456	4
Total revenues	$11,719	100%	$12,803	100%
Automotive care franchising direct cost	7,188	61	7,181	57
Other	286	3	395	3
Total direct cost	7,474	64	7,576	60
General and administrative	2,999	25	3,486	26
Depreciation expense	67	1	111	1
Operating income	1,179	10	1,630	13
Other income	134	1	58	0
Earnings before taxes	1,313	11	1,688	13
Income taxes	590	5	(2,967)	(23)
Net income	723	6	4,655	36
Preferred stock dividends	2	—	30	—
Net income applicable to common shareholders	$721	6%	$4,625	36%

Revenue.   Total revenue for the year ended June 30, 2006 was $11.7 million, a decrease of approximately $1.1 million, or 8%, compared with total revenue of $12.8 million for the year ended June 30, 2005.

Automotive care franchising revenue for the year ended June 30, 2006 was $11.4 million, a decrease of approximately $962,000, or 8%, compared with automotive care revenue of $12.3 million for the year ended June 30, 2005. The decrease was primarily due a decrease in franchise development revenue of $894,000. In fiscal year 2005, the Company sold the Area Development rights to three markets which resulted in franchise development revenue of approximately $600,000. Specifically, during the first quarter of fiscal year 2005, franchise development revenue increased due to the Company signing an area development agreement with North Pacific Precision, Inc. for the area rights for the Seattle market. Under the agreement, North Pacific Precision, Inc. paid $500,000 for the area developer rights. Such fees were recognized upon execution of the agreement since all significant obligations under the agreement were satisfied at that time. The Company also recognized revenue of approximately $59,000 and $40,000, respectively, for the sale of the area rights for the San Diego and Colorado markets. Additionally, during fiscal year 2005, the Company signed two master franchise agreements. The Company recognized revenue of $53,000 and $193,000 in connection with the signing of the China master franchising agreement for the year ended June 30, 2006 and 2005, respectively. The Company recognized revenue upon receipt of payment from the international franchisee as all significant obligations were satisfied upon execution of the agreement (see Note 3 of the Consolidated Financial Statements). The Company also signed a master franchise agreement with Precision—Sociedade Gestora de Franchising S.A. de C.V. giving that corporation a license to operate and open at least 180 Precision Tune Auto Care (PTAC) car care centers in Spain. The Company recognized revenue of $150,000 in connection with the signing of the master franchise agreement for the twelve months ended June 30, 2005 since all significant obligations under the agreement were satisfied at that time (see Note 3 of the Consolidated Financial Statements). The additional decrease in automotive care franchising revenue of approximately $68,000 was the net impact of an increase in distribution sales and a decrease in domestic and international royalty revenue.

The Company recognized revenue from foreign franchisee operations of $311,000 and $614,000 for the fiscal years ended June 30, 2006 and 2005, respectively. This decrease was primarily due to the $193,000 of revenue recognized from the China master franchise agreement during the fiscal year ended June 30, 2005 and only $53,000 during the fiscal year ended June 30, 2006. The Company terminated the China master franchise agreement during the nine months ended March 31, 2006 (see Note 3 of the Consolidated Financial Statements). Additionally, the Company recognized revenue of $150,000 from the Spain master franchise agreements in 2005, there was no comparable revenue recognized in 2006.

Other revenue for the year ended June 30, 2006 was $334,000, a decrease of approximately $122,000, or 27%, compared to $456,000 for the year ended June 30, 2005. The decrease in other revenue was primarily due to the cessation of support revenue from the Shell-Mexico transaction which occurred in December 2004, a decrease in training revenue offset by an increase from support fees associated with the new “SoftWrench” point of sale system.

Direct Cost.   Total direct cost for the year ended June 30, 2006 totaled $7.5 million, a decrease of approximately $102,000 or 1%, compared with $7.6 million for the year ended June 30, 2005.

Automotive care franchising direct cost for the year ended June 30, 2006 totaled $7.2 million, which was comparable to the year ended June 30, 2005.

Other direct cost for the year ended June 30, 2006 totaled $286,000, a decrease of $109,000 or 28%, compared with $395,000 for the year ended June 30, 2005. This decrease was primarily attributed to the termination of the agreement to provide support to Shell-Mexico as that agreement was completed as of December 31, 2004 offset by the net impact of an increase of approximately $55,000 from support costs associated with the new point of sale system and a decrease in training expenses of $13,000.

General and Administrative Expense.   General and administrative expense was $3.0 million for the year ended June 30, 2006, a decrease of approximately $487,000 or 14%, compared with $3.5 million for the year ended June 30, 2005. For the year ended June 30, 2006, the Company recorded a benefit of approximately $207,000 related to variable accounting for certain outstanding stock options because the Company’s stock price declined over the last twelve months. Conversely, in the year ended June 30, 2005, the Company recorded compensation expense of approximately $97,000 as a result of an increase in the Company’s stock price over the related twelve month period. The balance of this decrease was due to a decrease in legal expense as well as the result of management’s on-going cost reduction initiatives in general and administrative costs.

Operating Income.   The Company recorded operating income for the year ended June 30, 2006 of approximately $1.2 million, a decrease of $451,000, or 28%, compared with an operating income of $1.6 million for the year ended June 30, 2005. As discussed previously, for the year ended June 30, 2005, the Company recognized revenue for the signing of various area development agreements as well as the signing of the China and Spain master franchising agreements which bolstered operating income. There were no comparable transactions for the year ended June 30, 2006.

Other Income.   The Company recorded other income of $134,000 for the year ended June 30, 2006, an increase of approximately $76,000 or 131% compared to $58,000 in other income for the year ended June 30, 2005. This increase is primarily due to an increase in interest income.

Income Taxes.   The Company’s effective tax rate for the year ended June 30, 2006 was 45% as compared to (176%) for the year ended June 30, 2005. The increase in the effective tax rate is due to the discrete release of $3 million to the valuation allowance that occurred during the year ended June 30, 2005 for which there was no comparable adjustment made in the year ended June 30, 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share.   The Company recorded Net Income Applicable to Common Shareholders of $721,000, or $0.02 per share, for the year ended June 30, 2006 compared to $4.6 million, or $0.18 per share, for the year ended June 30, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at June 30, 2006 was $4.4 million. During the period, cash provided by operations was $1.2 million.

Cash used in investing activities for the twelve months ended June 30, 2006 was $42,000 resulting primarily from the purchase of property and equipment for use in the Company’s franchise operations.

Cash provided by financing activities for the twelve months ended June 30, 2006 was $7,000 and the financing activities during the period consisted primarily of the net impact of proceeds from the exercise of stock options and warrants of $42,000 and the payments of dividends and notes payable of $34,000.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2007.  At June 30, 2006, the entire line of credit was available.

Equity Transactions

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

In August 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt. Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

Line-of-Credit

In February 2006, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at June 30, 2006) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. The Company has not borrowed against this line of credit.

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

Item 7.                        Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Auto Care, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia
September 13, 2006

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,441,850	$3,279,568
Accounts receivable, net of allowance of $228,642 and $60,971, respectively	499,364	640,271
Notes receivable, net of allowance of $184,856 and $100,586, respectively	115,145	207,314
Deferred tax asset	447,710	479,824
Other assets	395,737	344,593
Total current assets	5,899,806	4,951,570
Property and equipment, net	121,681	108,431
Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $269,222 and $311,542, respectively	140,385	80,146
Deferred tax asset	2,667,970	3,143,968
Deposits and other	23,685	24,314
Total assets	$17,565,271	$17,020,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable and capital lease obligation—current	7,853	19,346
Accounts payable and accrued liabilities	255,138	344,414
Taxes payable	565,541	547,235
Accrued commission payable	314,077	421,524
Accrued salaries and related expenses	375,648	368,181
Due to related party	167,053	116,073
Deferred revenue	320,029	253,322
Total current liabilities	2,005,339	2,070,095
Notes payable and capital lease obligation, net of current portion	35,346	7,991
Total liabilities	2,040,685	2,078,086
Commitments and contingencies	—	—
Series A redeemable preferred stock, $.01par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312
Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 and 28,862,252 shares issued and outstanding	289,938	288,623
Additional paid-in capital	67,809,836	67,949,970
Accumulated deficit	(52,691,500)	(53,412,818)
Total stockholders’ equity	15,408,274	14,825,775
Total liabilities and stockholders’ equity	$17,565,271	$17,020,173

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2006	2005
Revenue:
Franchise royalties	$10,948,289	$11,015,897
Franchise development	436,454	1,330,768
Other	334,524	456,314
Total revenues	11,719,267	12,802,979
Direct cost:
Franchise support and other	7,474,006	7,576,301
Contribution margin	4,245,261	5,226,678
General and administrative expense	2,999,518	3,486,448
Depreciation expense	67,284	110,778
Operating income	1,178,459	1,629,452
Interest expense	(8,171)	(5,508)
Other income	143,000	63,337
Total other income	134,829	57,829
Income before income tax expense	1,313,288	1,687,281
(Provision) benefit for income taxes	(589,644)	2,967,771
Net income	723,644	4,655,052
Preferred stock dividends	2,326	29,737
Net income applicable to common shareholders	$721,318	$4,625,315
Net income applicable to common stock per common share—Basic	$0.02	$0.18
Net income applicable to common stock per common share—Diluted	$0.02	$0.16
Weighted average common shares outstanding—Basic	28,950,823	25,253,897
Weighted average common shares outstanding—Diluted	29,647,208	28,186,206

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2004	23,808,602	$238,086	$65,619,904	$(58,038,133)	$7,819,857
Issuance of common stock	5,053,650	50,537	2,113,648	—	2,164,185
Tax benefit from exercise of stock options	—	—	114,072	—	114,072
Stock based compensation	—	—	102,346	—	102,346
Net income	—	—	—	4,625,315	4,625,315
Balance at June 30, 2005	28,862,252	$288,623	$67,949,970	$(53,412,818)	$14,825,775
Issuance of common stock	131,500	1,315	40,415	—	41,730
Tax benefit from exercise of stock options	—	—	21,693	—	21,693
Stock based compensation	—	—	(202,242)	—	(202,242)
Net income	—	—	—	721,318	721,318
Balance at June 30, 2006	28,993,752	$289,938	$67,809,836	$(52,691,500)	$15,408,274

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2006	2005
Operating activities:
Net income applicable to common shareholders	$721,318	$4,625,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,284	110,778
Bad debt expense	133,816	147,296
Loss on disposal of property and equipment	9,530	—
Decrease in valuation allowance	—	(3,526,000)
Deferred taxes	529,805	507,280
Stock based (benefit) compensation	(202,242)	102,346
Changes in assets and liabilities:
Restricted cash	—	50,200
Accounts and notes receivable	39,021	(156,966)
Prepaid expenses, deposits and other	(50,515)	(15,749)
Accounts payable and accrued liabilities	(168,626)	9,186
Due to related party	50,980	24,647
Deferred revenue and other	66,707	(142,828)
Net cash provided by operating activities	1,197,078	1,735,505
Investing activities:
Purchases of property and equipment	(42,188)	(54,804)
Net cash used in investing activities	(42,188)	(54,804)
Financing activities:
Proceeds from issuance of common stock	41,730	180,380
Payment of preferred stock dividends	(2,326)	(33,208)
Repayment of notes payable	(32,012)	(121,673)
Net cash provided by financing activities	7,392	25,499
Net change in cash and cash equivalents	1,162,282	1,706,200
Cash and cash equivalents at beginning of year	3,279,568	1,573,368
Cash and cash equivalents at end of period	$4,441,850	$3,279,568
Cash paid for the period for:
Interest	$8,171	$5,508
Income taxes	$73,748	$68,175
Supplemental schedule of non cash investing and financing activities:
Property and equipment acquired under capital lease	$47,875	—
Preferred stock exchanged for issuance of common stock	$—	$1,983,805

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1—Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the ‘‘Company’’) is headquartered in Leesburg, VA and is a franchisor of automotive maintenance service centers which provide specialized automotive care services, and fast oil change and lube services. These franchisee owned centers operate primarily under the Precision Tune Auto Care brand name.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company enters into domestic Area Development agreements and international Master License agreements which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region. Revenue from the sale of Area Development agreements and international Master License agreements is recognized as all material services or conditions related to the agreements are satisfied.

Revenue from the sale of a franchise is recognized when all material services and conditions have been satisfied, generally at the opening of the franchised center.

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no known issues involving collection exist. In the case when revenues are not likely to be collected, the Company establishes reserves for such amounts. Such reserves are based upon our historical collection experience with the various franchisees taking into consideration the financial stability of such franchisees.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisees.

Cash and Cash Equivalents

Cash and cash equivalents, consisting of certificates of deposit of approximately $2.5 million, are comprised of highly liquid debt instruments with original maturities of three months or less. Cash balances may exceed insured amounts.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Furniture and fixtures	5-7
Equipment	3-10
Other items	3-7
Leasehold improvements	Life of lease

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when management is not able to conclude that it is more likely than not that the assets will be realized in future years.

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and line of credit debt. The fair value of cash, accounts receivable, accounts payable and borrowings outstanding under our line of credit approximate their respective carrying values at June 30, 2006 and 2005 based on the short-term maturities of these instruments. The Company holds cash and cash equivalents primarily in one financial institution, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $10,000 and $60,000 in advertising costs for the years ended June 30, 2006 and 2005, respectively.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company engaged a valuation specialist in fiscal year 2005 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the underlying business. The Company carried forward the valuation from fiscal year 2005 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

Had compensation cost for all options been determined based on the fair value at the grant dates during the years ending June 30, 2006 and 2005 consistent with the method of SFAS No. 123, the pro forma net income and income per share would have been as follows:

	Year ended June 30,
	2006	2005
Net income applicable to common shareholders	$721,318	$4,625,315
(Deduct) add: Total stock-based compensation (benefit) expense reported in net income under the intrinsic value method	(202,242)	102,346
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	114,910	163,407
Pro forma net income	$404,166	$4,564,254
Earnings per share:
Basic—as reported and pro forma	$0.01	$0.18
Diluted—as reported and pro forma	$0.01	$0.16
Weighted average shares:
Weighted average common shares outstanding—Basic	28,950,823	25,253,897
Weighted average common shares outstanding—Diluted	29,647,208	28,186,206

Certain outstanding stock options are subject to variable accounting. In the year ended June 30, 2006, the Company recorded a benefit of approximately $207,000 as a result of a decline in the Company’s stock price over the previous twelve months. Conversely, in the year ended June 30, 2005, the Company recorded compensation expense of approximately $97,000 as a result of an increase in the Company’s stock price over the related twelve month period.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Stands No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company will adopt this standard effective July 1, 2006 using the modified prospective application method. Under the modified prospective application method, the Company will recognize compensation cost in its consolidated financial statements for all awards granted after June 30, 2006 and to awards modified, repurchased or cancelled after the effective dates. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The Company estimates the adoption of SFAS No. 123(R), using the modified prospective method, will result in an aggregate incremental pre-tax compensation expense of approximately $53,000 based on the Company’s unvested  stock options.

Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at June 30, 2006 and 2005 was

1,986,635 and 5,682,022, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation for fiscal year 2006 and 2005. For the years ended June 30, 2006 and 2005, respectively 182,950 shares attributable to outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For The Years Ended June 30,
	2006	2005
Numerator:
Net income	$723,644	$4,655,052
Preferred stock dividends	(2,326)	(29,737)
Net income applicable to common Shareholders	$721,318	$4,625,315
Denominator:
Denominator for basic EPS weighted-average-shares	28,950,823	25,253,897
Common stock equivalents—stock options and warrants	696,385	2,932,309
Denominator for diluted EPS weighted-average-shares	29,647,208	28,186,206
Basic earnings per share applicable to common shareholders	$0.02	$0.18
Diluted earnings per share applicable to common shareholders	$0.02	$0.16

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3—Master License Agreements

In August 2004, the Company signed a master franchise agreement with Hung Yue Holdings (Hong Kong) Co., Ltd. giving that firm’s affiliate, Precision Tune Auto Care (China) Company Limited, a license to open and operate at least 330 Precision Tune Auto Care (PTAC) car care centers in China over the next seven years. Under the terms of the original agreement, Hung Yue Holdings was obligated to pay the Company approximately $2.1 million over seven years. Approximately $246,000 was collected under the agreement and recognized as revenue as all substantial obligations under that agreement were fulfilled. In March 2006, the Company sent a default letter to Hung Yue Holdings notifying them that their exclusive master franchise rights were terminated due to Hung Yue Holdings failure to develop the requisite number of PTAC car care centers by the first anniversary of the original agreement as well as being in default of several payments. Additionally, franchisees in the People’s Republic of China have threatened to sue Hung Yue Holdings and the Company for non-performance. None of the franchisees have paid any royalties to the Company as of June 30, 2006. Management believes that there is very little likelihood of any formal legal proceedings and does not believe that there will be any material judgment against the Company.

In May 2005, the Company signed a master franchise agreement with Precision—Sociedade Gestora de Franchising S.A. de C.V. giving that corporation a license to open and operate at least 180 Precision Tune Auto Care (PTAC) car care centers in Spain over the next five years. Under the terms of the agreement, Precision—Sociedade Gestora de Franchising S.A. de C.V. is obligated to pay the Company $750,000. The Company received $150,000 upon the signing of the master franchising agreement and will receive the remaining $600,000 through 2010 in accordance with an agreed upon payment schedule. The Company recognized revenue of $150,000 for the year ended June 30, 2005 as the Company had substantially fulfilled all required obligations. No comparable revenue was recognized for the year ended

June 30, 2006. Additionally, future revenue will not be recognized until collection of such amounts is probable.  One center was opened as of June 30, 2006.

Note 4—New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Note 5—Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2006	2005
Furniture and fixtures	$1,066,753	$1,065,575
Equipment	2,676,386	2,652,799
Capital leases	101,342	79,459
Leasehold improvements	64,461	61,590
Other items	338,411	342,710
	4,247,353	4,202,133
Accumulated depreciation	(4,125,672)	(4,093,702)
Property and equipment, net	$121,681	$108,431

Note 6—Income Taxes

The provision (benefit) for income taxes consisted of the following items:

	Years Ended June 30,
	2006	2005
Current tax expense:
Federal	$15,000	$51,000
State	45,000	—
Total current tax expense	60,000	51,000
Deferred tax expense:
Federal	434,000	415,000
State	96,000	92,000
Total deferred tax expense	530,000	507,000
Change in valuation allowance	(—)	(3,526,000)
Total income tax (benefit)	$590,000	$(2,968,000)

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2006	2005
Statutory federal rate	34%	34%
State taxes	8	5
Nondeductible expenses	1	—
Adjustment to deferred tax assets	2	(7)
Change in valuation allowance	—	(209)
Other	—	1
Effective tax rate	45%	(176)%

Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During fiscal year 2006 and 2005, the Company made an adjustment of $(29,000) and $115,000, respectively, to the deferred tax assets primarily to adjust cumulative temporary balances and the net operating loss carryforwards.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss	$5,277,000	$5,726,000
Other	738,000	797,000
	6,015,000	6,523,000
Valuation allowance for deferred tax assets	(2,899,000)	(2,899,000)
Net deferred taxes	$3,116,000	$3,624,000

As of June 30, 2006, the Company had net operating loss carryforwards for federal tax purposes of approximately $13.7 million, which expire from 2020 through 2025.

The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate. As of June 30, 2006, the Company had a valuation allowance of $2.9 million against deferred tax assets related to net operating loss carryforwards that are likely to expire unused.

Note 7—Debt

Line of Credit

On February 28, 2006, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at June 30, 2006) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. As of June 30, 2006, the Company has not borrowed against this line of credit. Under this agreement, the Company must meet financial covenants relating to profitability, debt service coverage and a maximum leverage ratio. The Company was in compliance with all such covenants as of June 30, 2006 and 2005, respectively.

Debt

During the years ended June 30, 2006 and 2005, the Company incurred interest expense of approximately $8,000 and $6,000, respectively.

Long-term debt consists of the following:

	June 30,
	2006	2005
Various notes and obligations payable in monthly installments	$—	$13,567
Lease obligations	43,199	13,770
	43,199	27,337
Less: current maturities	(7,853)	(19,346)
Long-term portion	$35,346	$7,991

The future debt obligations with maturities in excess of one year as of June 30, 2006 are as follows:

Future Debt Maturities
2007	$7,853
2008	8,989
2009	10,289
2010	11,776
2011	4,292
$43,199

Note 8—Lease Commitments

At June 30, 2006, the Company has lease commitments for office space, a training center, and a number of service center locations as well as office equipment under operating and capital leases. These leases expire between 2006 and 2009, with renewal options in certain of the leases. The monthly rent for the office space increases by 3% on February 1 of each year. Most of the service center location leases are subleased to franchisees. The Company recognizes rent expenses on a straight-line basic for certain leases which contained fixed escalations. Rent expense for office space and warehouse facilities of approximately $350,000 and $361,000 is included in operating expenses for the year ended June 30, 2006 and 2005 respectively. Rent expense for service center locations of approximately $47,000 and $47,000 is recorded net of sublease income of $47,000 and $6,000 for the years ended June 30, 2006 and 2005, respectively.

Operating Leases

The future minimum lease payments and related sublease payments for operating leases with terms in excess of one year as of June 30, 2006 are as follows:

	Future Minimum Lease Payments	Sublease Income	Net
2007	$485,000	$161,000	$324,000
2008	491,000	157,000	334,000
2009	245,000	47,000	198,000
Thereafter	—	—	—
	$1,221,000	$365,000	$856,000

Capital Leases

At June 30, 2006 and 2005, the Company had recorded capital assets of $101,342 and $79,459, respectively. Accumulated amortization related to the leased assets was $60,649 and $53,344 at June 30, 2006 and 2005, respectively.

The future minimum lease payments for capital leases with terms in excess of one year as of June 30, 2006 are as follows:

Future Minimum Lease Payments
2007	$13,244
2008	13,244
2009	13,244
2010	13,244
2011	4,414
Total lease payments	$57,390
Less amounts representing interest	14,191
Present value of net lease payments	$43,199

Note 9—Related Party Transactions

The Company manages the operation of PTAC  Marketing Fund, Inc. (‘‘PMF’’), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PMF, which is comprised of franchisee and Company personnel. The Company charged PMF $741,000 for administrative and other expenses incurred on behalf of PMF, for the years ended June 30, 2006 and 2005, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and PMF. At June 30, 2006 and 2005, the amount due from PMF was $61,250 and $61,417, respectively. This amount is included in accounts receivable. At June 30, 2006 and 2005, the amount due to PMF was $167,053 and $116,073, respectively. This amount is included in due to related party.

Bassam N. Ibrahim, a director of the Company, is a shareholder in Buchanan Ingersoll PC, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid in the amount of approximately $44,000 and $46,000 to the firm by the Company in the fiscal years ended June 30, 2006 and 2005, respectively, did not exceed five percent of the firm’s gross revenues.

Note 10—Stockholders’ Equity

Voting Rights and Outstanding Shares

Each share of non-voting preferred stock is entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A redeemable preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. Accrued dividends were approximately $233 at June 30, 2006 and 2005, respectively.

Each share of common stock is entitled to one vote for each matter submitted to the shareholders for approval.

Common Stock Option Plan

In 1999, the Company’s Board of Directors and the Company’s stockholders approved the 1999 Employee Stock Option Plan (the ‘‘Option Plan’’) and, as amended, reserved 2,600,000 shares of common stock for issuance under the Plan. Options available for future grants under this plan were 307,000 at June 30, 2006.

Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director’s Stock Option Plan. Options available for future grant at June 30, 2006, under these plans were 327,500, 175,000 and 75,000, respectively. The Compensation Committee of the Company’s Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, term and number of shares underlying the options.

The following is a summary of the Company’s stock option activity under all plans:

	Shares Under Option	Weighted-Average Exercise Price
June 30, 2004	1,939,200	0.74
Options granted	375,000	0.62
Options exercised	(535,000)	0.33
Options forfeited	(57,500)	0.44
June 30, 2005	1,721,700	0.85
Options granted	—	—
Options exercised	(120,000)	0.31
Options forfeited	—	—
June 30, 2006	1,601,700	0.89

At June 30, 2006 and 2005, options for 1,330,000 and 1,198,000 shares, respectively, were exercisable. No options were granted in fiscal year 2006. The weighted average grant date fair value per option for options granted in 2005 was $0.62. The weighted average remaining contractual term of the options was 5.00 years as of June 30, 2006. The exercise price of options outstanding at June 30, 2006 ranged from $0.25 to $10.00 per share.

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

The following table summarizes the assumptions used by the Company in determining the fair value of options that were granted during 2005 using a binomial model.

2005
Risk free interest rate	2.80%
Volatility factors	191.38%
Weighted-average expected life of the option (years)	3
Dividend yield	0.00%

Because option valuation models require the input of highly subjective assumptions, such as expected volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

Outside Director’s Stock Plan

In 2000, the Company’s Board of Directors and the Company’s stockholders approved the 2000 Outside Directors’ Stock Plan and reserved 50,000 shares for issuance under the Plan. Shares available for future grants at June 30, 2006, under this plan were 37,000.

Warrants

In 1998, a subordinated debenture was executed with an LLC composed of certain members of the Company’s board of directors (Board LLC). Terms of the agreement included issuance of warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.44 per share. The number of shares outstanding related to warrants at June 30, 2006 and 2005 was 343,620 and 353,620, respectively.

Equity Transactions

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

In August 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt. Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

Note 11—Employees’ Savings Plan

The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee’s first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing six months of employment with the Company. The employees may elect to have no contribution limitation on their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees’ contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2006 and 2005 were $31,000 and $36,000, respectively.

Note 12—Contingencies

The Company is currently subject to litigation that could have a material adverse impact on its liquidity as follows:

Maureen Jones v. Precision Tune Auto Care, Inc. Precision Franchising LLC, Paul Blakeman, and Complete Car Care LLC, United States District Court, Western District of Oklahoma, Case No.: 06-CV-506, filed July 26, 2006, served August 14, 2006.

Defendant Franchisor has retained counsel and filed an answer on September 5, 2006 denying the allegations of plaintiff. Defendant Franchisor believes that it is not a proper party to the suit and will take all appropriate steps to obtain a dismissal.

Precision Franchising LLC v. Ira A. Starr and Barbara Starr, USDC ED VA (Alexandria District), 1:06cv505, Filed: May 2, 2006.

On April 24, 2006, Ira Starr, Barbara Starr and AllStarr Car Care, Inc. filed a complaint in the Circuit Court of Kanawha County, West Virginia against Precision Tune, Inc., PFL, Grimaud Enterprises, Inc. and David Grimaud (“Franchisor”). To date, no monetary damages have been specified.

On May 2, 2006, PFL filed a complaint in the Federal District Court for the Eastern District of Virginia against the Franchisees. PFL seeks to enforce the non-competition covenants and the ACAL, and prevent Franchisees from continuing to use PFL’s proprietary point-of-sale software. PFL seeks more than $75,000 in damages and seeks to enjoin Franchisees from operating an automotive maintenance business on the Premises.

On August 21, 2006, the judge ruled in favor of PFL and PFL successfully obtained removal of this claim to the Federal District Court for the Eastern District of Virginia.

Barras, et al. v. Precision Tune Auto Care, Inc., 16th Judicial District Court, St. Martin Parish, Louisiana, docket numbers 70616-F, 70629-B, 70628-B, 70630-D, filed May 18, 2006 (Barras) and May 24, 2006 (Escuriex, Berard-Linford, Bergeron). Served May 26, 2006 (Barras), May 30, 2006 (Berard-Linford, Bergeron), May 31, 2006 (Escuriex) .

On July 13, 2006, PTAC filed its response to Bergeron and Berard-Linford’s respective Petitions for Damages; on July 14, 2006, PTAC filed its response to Barras’s Petition for Damages; On July 16, 2006, PTAC filed its response to Escuriex’s Petition for Damages. In each case, PTAC denied the allegations asserted against it.

Shaw v. Precision Tune Auto Care and Mark Hall, State of South Carolina, County of Greenville, Court of Common Pleas, 13th Judicial Circuit, Case No.: 2006-CP-23-3737, filed and served 6/19/2006.

PTAC sent to Woodruff on June 19, 2006 a letter demanding that Woodruff hold PTAC harmless for all claims asserted by Shaw. Accordingly, Woodruff’s insurance carrier has retained counsel to defend both Woodruff and PTAC’s interests. On August 18, 2006, defendants filed their answer; each allegation was denied, and it was asserted that PTAC is not a proper defendant due to: (i) the independent contractor relationship between PTAC and Woodruff; and (ii) the fact that “PTAC” is merely a trademarked brand name and Precision Franchising LLC is the actual corporate entity.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001.

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

Note 13—Subsequent Event

On July 15, 2006, the Company was party to a lease amendment related to one of its franchise centers. Under the terms of the original lease agreement which was executed in fiscal year 2001, the Company agreed to guarantee the lessee performance. Under the terms of the amendment, the Company has agreed to continue its guarantor obligations in conjunction with the leasing of the facility to another non-related party. The terms of the amendment are in effect through April 30, 2009. In the event that the new lessee defaults, the Company could be required to perform resulting in additional rental expense of approximately $147,400 through April 30, 2009. In accordance with the provisions of FIN 45; Guarantor’s Accounting and Disclosure Requirements for Guarantees, the Company will have to recognize, at the inception of the lease amendment, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is in the process of determining the amount of the liability for the fair value of the guarantee obligation.

Item 8.                        Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 8A.                Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1	Articles of Incorporation of the Company included as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-34439) filed August 27, 1997, are incorporated herein by reference.
3.2	By-laws of the Company as amended August 18, 2004 are incorporated herein by reference.
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

10.12	Renewal of Promissory Note dated February 28, 2006 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B. is incorporated herein by reference.
21*	Significant Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP, Independent Auditors.
31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

Item 14.                 Principal Accountant Fees and Services

The required information will be set forth under “Principal Accountant Fees and Services” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 2006.

PRECISION AUTO CARE, INC.
By:	/s/ ROBERT R. FALCONI
Robert R. Falconi
President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LOUIS M. BROWN, JR.	Chairman of the Board	September 22, 2006
Louis M. Brown, Jr.
/s/ ROBERT R. FALCONI	President and Chief Executive	September 22, 2006
Robert R. Falconi	Officer
/s/ WOODLEY A. ALLEN	Director	September 22, 2006
Woodley A. Allen
/s/ BASSAM N. IBRAHIM	Director	September 22, 2006
Bassam N. Ibrahim
/s/ JOHN D. SANDERS	Director	September 22, 2006
John D. Sanders
/s/ PETER C. KEEFE	Director	September 22, 2006
Peter C. Keefe
/s/ MARK P. FRANCIS	Chief Financial Officer	September 22, 2006
Mark P. Francis