Form 10QSB
period 2006-09-30
PRECISION AUTO CARE INC
filed 2006-11-08
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,993,752 shares of Common Stock as of October 12, 2006.

Transitional Small Business Disclosure Format:   Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2006 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,664,942	$4,441,850
Accounts receivable, net of allowance of $256,887 and $228,642, respectively	499,891	499,364
Notes receivable, net of allowance of $169,776 and $184,856, respectively	107,640	115,145
Deferred tax asset	432,384	447,710
Other assets	453,174	395,737
Total current assets	6,158,031	5,899,806

Property and equipment, net	115,259	121,681

Goodwill	8,711,744	8,711,744
Notes receivable, net of allowance of $200,441 and $269,222, respectively	176,430	140,385
Deferred tax asset	2,581,469	2,667,970
Deposits and other	27,685	23,685

Total assets	$17,770,618	$17,565,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Capital lease obligation - current	8,123	7,853
Accounts payable and accrued liabilities	266,383	255,138
Taxes payable	564,803	565,541
Accrued commission payable	316,418	314,077
Accrued salaries and related expenses	406,970	375,648
Due to related party	156,627	167,053
Deferred revenue	323,235	320,029
Total current liabilities	2,042,559	2,005,339

Capital lease obligation, net of current portion	33,211	35,346

Total liabilities	2,075,770	2,040,685

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,811,349	67,809,836
Accumulated deficit	(52,522,751)	(52,691,500)
Total stockholders’ equity	15,578,536	15,408,274
Total liabilities and stockholders’ equity	$17,770,618	$17,565,271

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,663,983	$2,811,557
Franchise development	50,682	100,874
Other	76,885	63,549

Total revenues	2,791,550	2,975,980

Direct cost:
Franchise support	1,798,942	1,824,575

Contribution	992,608	1,151,405

General and administrative expense	749,554	686,577
Depreciation expense	10,185	16,532

Operating income	232,869	448,296

Interest expense	(1,446)	(626)
Other income	53,608	28,035

Total other income	52,162	27,409

Income before income tax expense	285,031	475,705
Provision for income taxes	115,700	197,840

Net income	169,331	277,865
Preferred stock dividends	582	582
Net income applicable to common shareholders	$168,749	$277,283

Net income per common share - Basic	$0.01	$0.01
Net income per common share - Diluted	$0.01	$0.01

Weighted average common shares outstanding - Basic	28,993,752	28,914,986
Weighted average common shares outstanding - Diluted	29,241,627	29,838,969

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$168,749	$277,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,185	16,532
Bad debt expense	—	10,000
Deferred taxes	101,827	192,000
Stock based benefit due to variable accounting	(18,772)	(37,129)
Stock based compensation	20,285	—
Changes in assets and liabilities:
Accounts and notes receivable	(29,067)	49,816
Prepaid expenses, deposits and other	(61,437)	55,023
Accounts payable and accrued liabilities	44,752	(116,407)
Due to related party	(10,426)	27,603
Deferred revenue	3,206	(4,224)

Net cash provided by operating activities	229,302	470,497

Investing activities:
Purchase of property and equipment	(3,763)	(7,885)

Net cash used in investing activities	(3,763)	(7,885)

Financing activities:
Proceeds from exercise of stock options and warrants	—	19,730
Payment of preferred stock dividends	(582)	(582)
Payment of capital lease obligation and notes payable	(1,865)	(14,928)

Net cash (used in) provided by financing activities	(2,447)	4,220

Net change in cash and cash equivalents	223,092	466,832
Cash and cash equivalents at beginning of year	4,441,850	3,279,568

Cash and cash equivalents at end of period	$4,664,942	$3,746,400

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-KSB for the year ended June 30, 2006.

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

Note 2 - Summary of Significant Accounting Policies

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

Accounting for Stock Based Compensation

On July 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) for the periods beginning fiscal 2007.

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements as of and for three months September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $20,000 (included in general and administrative expenses), $12,000 after-tax and $.00 per share on a diluted basis in the quarter ended September 30, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. Pro forma stock based compensation of approximately $48,000 for the three months ended September 30, 2005 was related to employee stock options, which the Company had been recognizing under previous accounting standards for disclosure purposes only.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for the stock-based awards to employees and directors using the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock option granted to employees and directors equaled the fair market value of the underlying stock at the grant.

A summary of option activity under all plans as of September 30, 2006, and changes during the period then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
June 30, 2006	1,601,700	0.89	5.0
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
September 30, 2006	1,601,700	0.89	4.9

No options were granted in the three months ended September 30, 2006 and 2005, respectively. The exercise price of options outstanding at September 30, 2006 ranged from $0.25 to $10.00 per share.

A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the period is presented below:

	Shares Under Option	Weighted- Average Grant Date Fair Value
Non-vested shares at June 30, 2006	250,000.62
Granted	—
Vested	125,000
Forfeited	—
Non-vested shares at September 30, 2006	125,000.62

The modified transition method of SFAS 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income and income per share as if the Company had accounted for our stock plans under the fair value method of SFAS 123(R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

Three Months Ended September 30, 2005
Net income applicable to common shareholders	$277,283
Deduct: Total stock-based compensation benefit reported in net income under the intrinsic value method	37,129
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	47,642
Pro forma net income	$192 ,512
Earnings per share:
Basic - as reported and pro forma	$0.01
Diluted - as reported and pro forma	$0.01
Weighted average shares:
Weighted average common shares outstanding - Basic	28,914,986
Weighted average common shares outstanding - Diluted	29,838,969

Note 3 - Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at September 30, 2006 and 2005 was 1,945,320 and 2,022,277, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three months ended September 30, 2006 and 2005, respectively, 432,950 and 182,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	September 30, 2006	September 30, 2005
Numerator:
Net income	$169,331	$277,865
Preferred stock dividends	(582)	(582)
Net income applicable to common shareholders	$168,749	$277,283
Denominator:
Denominator for basic EPS weighted - average-shares.	28,993,752	28,914,986
Common stock equivalents - stock options and warrants.	247,875	923,983
Denominator for diluted EPS weighted - average-shares.	29,241,627	29,838,969
Basic earnings per share applicable to common shareholders	$0.01	$0.01
Diluted earnings per share applicable to common shareholders	$0.01	$0.01

Note 4 - Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

Note 5 - Lease

On July 15, 2006, the Company was party to a lease amendment related to one of its franchise centers.  Under the terms of the original lease agreement which was executed in fiscal year 2001, the Company agreed to guarantee the lessee performance.  Under the terms of the amendment, the Company has agreed to continue its guarantor obligations in conjunction with the leasing of the facility to another non-related party. The terms of the amendment are in effect through April 30, 2009. In the event that the new lessee defaults, the Company could be required to perform as the lessee resulting in additional rental expense of approximately $136,400 through April 30, 2009.  In accordance with the provisions of FIN 45; Guarantor’s Accounting and Disclosure Requirements for Guarantees, the Company utilized a third party to assist with assessing the fair value of the leased property. Based on the fair market valuation of comparable properties, the Company does not need to record a liability at the inception of the lease amendment for issuing the guarantee.

Note 6 - New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Note 7 - Subsequent Event

On October 19, 2006, the Company purchased an existing Precision Tune Auto Care center in Northern Virginia. This center will be operated as a company owned store. The Company purchased the assets of this center for $330,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Impairment testing is performed in the first quarter of each fiscal year. The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The fair value of the franchising operations exceeded its carrying value by a substantial margin. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of September 30, 2006, the Company had a valuation allowance of $2.9 million against deferred tax assets.

 New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning July 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Overview

The Company is a franchisor of automotive service centers located in the United States and in certain foreign countries.  Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

The Company earned $.01 per share in the quarter ended September 30, 2006, which was comparable to the quarter ended September 30, 2005.

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

Summary (in thousands)

	Three Months Ended September 30,
	2006	%	2005	%
Automotive care franchising revenue	$2,715	97	$2,912	98
Other	77	3	64	2
Total revenues	$2,792	100%	$2,976	100%
Automotive care franchising direct cost	1,728	62	1,784	60
Other	71	2	40	1
Total direct cost	1,799	64	1,824	61
General and administrative	750	27	687	23
Depreciation expense	10	1	16	1
Operating income	233	8	449	15
Other	52	2	27	1
Earnings before taxes	285	10	476	16
Income taxes	116	4	198	7
Net income	169	6	278	9
Preferred stock dividends	1	—	1	—
Net income applicable to common shareholders	$168	6%	$277	9%

Revenue. Total revenue for the three months ended September 30, 2006 was $2.8 million, a decrease of approximately $184,000, or 6%, compared with total revenue of $3.0 million for the three months ended September 30, 2005.

Automotive care franchising revenue for the three months ended September 30, 2006 was $2.7 million, a decrease of approximately $197,000, or 7%, compared with automotive care revenue of $2.9 million for the three months ended September 30, 2005. The decrease in automotive care franchising revenue is due to a $102,000 decrease in distribution and equipment sales, a $50,000 decrease in franchise development as well as a $45,000 decrease in domestic royalty revenue which was primarily due to the franchisees paying more timely, and the franchisees were able to take advantage of the “partners in profit” program and pay a lower royalty percentage on their weekly sales.

The Company recognized revenue from foreign franchisee operations of $79,000 and $103,000 for the three months ended September 30, 2006 and 2005, respectively.

Other revenue for the three months ended September 30, 2006 was $77,000, an increase of approximately $13,000, or 20%, compared to $64,000 for the three months ended September 30, 2005. The increase in other revenue was primarily from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the three months ended September 30, 2006 totaled $1.8 million, which was comparable to the three months ended September 30, 2005.

Automotive care franchising direct cost for the three months ended September 30, 2006 totaled $1.7 million, a decrease of approximately $56,000, or 3%, compared to $1.8 million for the three months ended September 30, 2005.  The decrease has a direct correlation with the decrease in distribution and franchising royalty revenue.

Other direct cost for the three months ended September 30, 2006 totaled $71,000, an increase of $31,000 or 78%, compared with $40,000 for the three months ended September 30, 2005. The increase is attributed to the support costs associated with the point of sale system.

General and Administrative Expense. General and administrative expense was $750,000 for the three months ended September 30, 2006, an increase of $63,000 or 9%, compared with $687,000 for the three months ended September 30, 2005. In the three months ended September 30, 2006 and 2005 the Company recorded a benefit of approximately $19,000 and $38,000, respectively, related to variable accounting for certain outstanding stock options because the Company’s stock price declined during the last three months. Additionally, in the three months ended September 30, 2006, the Company recorded a pre-tax compensation expense of approximately $20,000 due to the adoption of SFAS No. 123(R). There was no comparable expense in three months ended September 30, 2005. There was also a $20,000 increase in legal expense during the three months ended September 30, 2006.

Operating Income.  The Company recorded operating income for the three months ended September 30, 2006 of approximately $233,000 compared with operating income of $449,000 for the three months ended September 30, 2005.

Other Income.  The Company recorded other income of $52,000 for the three months ended September 30, 2006, which represents an increase of approximately $25,000 or 93% compared with $27,000 for the three months ended September 30, 2005. The increase is due to an increase in interest income.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2006 was 41%, which was comparable to the three months ended September 30, 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of approximately $168,000, or $0.01 per share, for the three months ended September 30, 2006 compared to the Net Income Applicable to Common Shareholders of $277,000, or $0.01 per share, for the three months ended September 30, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2006 was $4.7 million.  During the period, cash provided by operations was approximately $229,000.

Cash used in investing activities for the three months ended September 30, 2006 was $4,000, resulting from the purchase of property and equipment for use in the Company’s franchise operations.

Cash used in financing activities for the three months ended September 30, 2006 was $2,000. Cash used in financing activities during the period consisted primarily of the payments of dividends and the capital lease obligation.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2007. At September 30, 2006, the entire line of credit was available.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Precision Franchising LLC v. Chadwick A. Coombs and Evelyn Coombs, USDC ED VA (Alexandria District), 1:06cv1148, Filed: October 11, 2006.

Defendants are Precision Tune Auto Care (PTAC) franchisees (the “Franchisees”) whose Precision Tune Auto Care Franchise Agreement (the “Franchise Agreement”) expired on August 14, 2006. Per the Franchise Agreement, upon termination, Franchisees agreed to cease operating their franchised business and to cease using all of PTAC’s proprietary marks and trade dress.

On August 28, 2006, PTAC sent a letter to Franchisees advising them that the Franchise Agreement terminated and that it must either be renewed or the Franchisees would be required to comply with all post-term covenants.  On September 15, 2006, Franchisees responded by sending the lease to the formerly franchised location to PTAC and advised PTAC that they would vacate the premises.  Franchisees advised PTAC that PTAC should lease the formerly franchised location.  However, phone calls to the formerly franchised location revealed that Franchisees continued to operate an auto care center at the formerly franchised location until October 1, 2006. On October 1, 2006, Franchisees closed the formerly franchised location and opened an auto care center less than one mile from the formerly franchised location, in violation of the non-competition portion of their Franchise Agreement.

PTAC filed a complaint against the Franchisees on October 11, 2006 in the US District Court, Eastern District of Virginia’s Alexandria Division.  PTAC is seeking damages, together with pre- and post-judgment interest, and attorney’s fess and costs.  PTAC also seeks a permanent injunction.

Precision Franchising LLC v. Ira A. Starr and Barbara Starr, USDC ED VA (Alexandria District), 1:06cv505, Filed: May 2, 2006.

Defendants are Precision Tune Auto Care (PTAC) franchisees (the “Franchisees”) whose Precision Tune Auto Care Franchise Agreement (the “Franchise Agreement”) expired in June 2006. Upon execution of the Franchise Agreement in 1995, Franchisees and Franchisees’ landlord entered into an Agreement and Contingent Assignment of Lease (ACAL).  Upon the expiration of the Franchise Agreement, the ACAL permits Precision Franchising LLC (PFL) to assume Franchisees’ lease to the premises (the   “Premises”) on which they operate the franchised business. Unbeknownst to PFL, Franchisees purchased from their landlord the Premises.

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

On April 24, 2006, Ira Starr, Barbara Starr and AllStarr Car Care, Inc. filed a complaint in the Circuit Court of Kanawha County, West Virginia against Precision Tune, Inc., PFL, Grimaud Enterprises, Inc. and David Grimaud (collectively the “Franchisor Defendants”).  The suit was not served on Precision Tune Inc. until June 19, 2006 and was not served on PFL until June 20, 2006. Franchisees seek to enjoin the Franchisor Defendants from (i) exercising the option under the ACAL, and (ii) enforcing the non-competition covenant.  To date, no monetary damages have been specified.  In their complaint, Franchisees make a claim for promissory estoppel by alleging Franchisor Defendant’s misrepresentations induced Franchisees to sign the Franchise Agreement.  Franchisees also allege Franchisor Defendants breached the Franchise Agreement by failing to fulfill its obligations thereunder.  PFL believes neither claim have merit and both are pretexts to obscure Franchisees’ violation of the ACAL and non-competition covenants.

On May 2, 2006, PFL filed a complaint in the Federal District Court for the Eastern District of Virginia against Franchisees.  PFL seeks to enforce the non-competition covenants and the ACAL, and prevent Franchisees from continuing to use PFL’s proprietary point-of-sale software. PFL seeks more than $75,000 in damages and seeks to enjoin Franchisees from operating an automotive maintenance business on the Premises.

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

On August 21, 2006, the judge ruled in favor of PFL and PFL successfully obtained removal and consolidation of all claims into a single suit, Precision Franchising LLC v. Ira A. Starr and Barbara Starr, to be adjudicated in the Federal District Court for the Eastern District of Virginia. The parties are currently conducting discovery and a trial date has not yet been set.

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

PTAC intends to vigorously defend the claims filed against it.  At this time, there is no evidence that Jacqueline Berard had her vehicle serviced by a Precision Tune Auto Care franchise and, if she did, PTAC and the franchisee have an independent contractor relationship since PTAC does not in any way control the business operations of its franchisees.  Furthermore, the franchisee’s insurance carrier has agreed to provide a defense and has retained counsel for that purpose.  On July 13, 2006, PTAC filed its response to Bergeron and Berard-Linford’s respective Petitions for Damages; on July 14, 2006, PTAC filed its response to Barras’s Petition for Damages; On July 16, 2006, PTAC filed its response to Escuriex’s Petition for Damages. In each case, PTAC denied the allegations asserted against it.

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

Plaintiff Maureen Jones, a former employee of CCC, alleges that agents of CCC engaged in discrimination against her on account of her gender.  Plaintiff also claims retaliatory behavior subsequent to her initial complaint.  Plaintiff is suing under Title VII of the Civil Rights Act of 1964, and is seeking to hold Precision Franchising LLC (“PFL”) and its affiliate Precision Tune Auto Care, Inc. (“PTAC”) (collectively “Franchisor Defendants”) vicariously liable.  In her complaint, Plaintiff asks for damages in excess of $75,000.

Under the terms of the Franchise Agreement, CCC and Paul Blakeman (pursuant to the terms of a guarantee agreement) are required to indemnify and hold harmless the Franchisor Defendants for all claims made in connection with the operation of the Center.  Accordingly, Franchisor Defendants sent to CCC on August 14, 2006 a letter demanding that CCC respond to Plaintiff’s complaint and hold Franchisor Defendants harmless.

To date, CCC and Paul Blakeman have retained counsel and have provided assurances that they will seek to have the Franchisor Defendants removed from the suit.

Franchisor Defendants have retained counsel and filed an answer on September 5, 2006 denying the allegations of plaintiff.   Franchisor Defendants believe they are not   proper parties to the suit and will take all appropriate steps to obtain a dismissal.

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

*                    Filed herewith

(b)   Reports on Form 8-K

(i)            On September 15, 2006, a Form 8-K was filed announcing the Company amended Form 10-KSB for the year ended June 30, 2004 by filing an amended Form 10-KSB on July 14, 2005.

(ii)           On October 2, 2006, a Form 8-K was filed announcing the Audit Committee of the Board of Directors elected to change independent registered public accounting firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2006.

Precision Auto Care, Inc.

By:	/s/ Robert R. Falconi
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Falconi	President and Chief Executive Officer	November 6, 2006
Robert R. Falconi

/s/ Mark P. Francis	Chief Financial Officer	November 6, 2006
Mark P. Francis