Form 10QSB
period 2006-12-31
PRECISION AUTO CARE INC
filed 2007-02-09
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,993,752 shares of Common Stock as of January 26, 2007.

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,204,993	$4,441,850
Accounts receivable, net of allowance of $310,440 and $228,642, respectively	475,017	499,364
Notes receivable, net of allowance of $146,842 and $184,856, respectively	107,888	115,145
Deferred tax asset	435,289	447,710
Other assets	422,148	395,737
Total current assets	5,645,335	5,899,806

Property and equipment, net	152,784	121,681

Goodwill	8,941,744	8,711,744
Notes receivable, net of allowance of $162,701 and $269,222, respectively	167,247	140,385
Deferred tax asset	2,598,006	2,667,970
Deposits and other	78,599	23,685

Total assets	$17,583,715	$17,565,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Capital lease obligation- current	8,402	7,853
Accounts payable and accrued liabilities	209,858	255,138
Taxes payable	551,232	565,541
Accrued commission payable	285,817	314,077
Accrued salaries and related expenses	412,506	375,648
Due to related party	156,806	167,053
Deferred revenue	289,629	320,029
Total current liabilities	1,914,250	2,005,339

Capital lease obligation, net of current portion	31,003	35,346

Total liabilities	1,945,253	2,040,685

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,792,638	67,809,836
Accumulated deficit	(52,560,426)	(52,691,500)
Total stockholders’ equity	15,522,150	15,408,274
Total liabilities and stockholders’ equity	$17,583,715	$17,565,271

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2006	2005
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,523,264	$2,538,287
Franchise development	92,938	83,501
Company-operated retail store	129,421	—
Other	77,857	95,778

Total revenues	2,823,480	2,717,566

Direct costs:
Franchise support	1,990,781	1,733,003
Company-operated store	122,874	—

Total direct costs	2,113,655	1,733,003

Contribution	709,825	984,563

General and administrative expense	789,774	659,702
Depreciation expense	15,621	15,892

Operating (loss) income	(95,570)	308,969

Interest expense	(3,681)	(2,465)
Other income	50,787	37,093

Total other income	47,106	34,628

(Loss) income before income tax expense	(48,464)	343,597
(Benefit) provision for income taxes	(11,371)	136,142

Net (loss) income	(37,093)	207,455
Preferred stock dividends	582	582
Net (loss) income applicable to common shareholders	$(37,675)	$206,873

Net income per common share- Basic	$0.00	$0.01
Net income per common share- Diluted	$0.00	$0.01

Weighted average common shares outstanding- Basic	28,993,752	28,942,252
Weighted average common shares outstanding- Diluted	29,089,694	29,696,847

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	December 31,

	2006	2005
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$5,187,246	$5,349,844
Franchise development	143,619	184,375
Company-operated retail store	129,421	—
Other	154,742	159,327

Total revenues	5,615,028	5,693,546

Direct costs:
Franchise support	3,789,723	3,577,078
Company-operated store	122,874	—

Total direct costs	3,912,597	3,577,078

Contribution	1,702,431	2,116,468

General and administrative expense	1,539,328	1,326,778
Depreciation and amortization expense	25,806	32,424

Operating income	137,297	757,266

Interest expense	(5,127)	(3,091)
Other income	104,396	65,128

Total other income	99,269	62,037

Income before income tax expense	236,566	819,303
Provision for income taxes	104,329	333,982

Net income	132,237	485,321
Preferred stock dividends	1,163	1,163
Net income applicable to common shareholders	$131,074	$484,158

Net income per common share- Basic	$0.00	$0.02
Net income per common share- Diluted	$0.00	$0.02

Weighted average common shares outstanding- Basic	28,993,752	28,928,700
Weighted average common shares outstanding- Diluted	29,170,408	29,779,044

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2006	2005
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$131,074	$484,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,806	32,424
Bad debt expense	20,000	14,342
Loss on disposal of property and equipment	—	9,530
Deferred taxes	82,385	322,998
Stock based benefit due to variable accounting	(45,633)	(147,170)
Stock based compensation	28,435	—
Changes in assets and liabilities
Accounts and notes receivable	(15,258)	38,497
Prepaid expenses, deposits and other	(24,450)	(43,676)
Accounts payable and accrued liabilities	(49,828)	(267,069)
Due to related party	(10,247)	19,894
Deferred revenue and other	(30,400)	49,765

Net cash provided by operating activities	111,884	513,693

Investing activities:
Purchases of property and equipment	(13,784)	(28,649)
Purchase of company-operated store	(330,000)	—

Net cash used in investing activities	(343,784)	(28,649)

Financing activities:
Proceeds from exercise of stock options and warrants	—	19,730
Payment of preferred stock dividends	(1,163)	(1,163)
Repayment of notes payable	(3,794)	(28,466)

Net cash used in financing activities	(4,957)	(9,899)

Net change in cash and cash equivalents	(236,857)	475,145
Cash and cash equivalents at beginning of year	4,441,850	3,279,568

Cash and cash equivalents at end of period	$4,204,993	$3,754,713

Cash paid for the period for:
Interest	$5,127	$3,091
Income taxes	$54,173	$20,340

Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$—	$47,875

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Note 2 — Summary of Significant Accounting Policies

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation expert to assist in estimating the fair value of franchising operations utilizing a discounted future cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates we use to manage the underlying business.  Impairment testing is performed in the first quarter of each fiscal year. Based upon the current year analysis, management concluded that the $8.7 million carrying value of goodwill was not impaired. There was additional goodwill of $230,000 associated with the purchase of the center during the second quarter that was not included in the annual impairment testing (see Note 4).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements as of and for the six months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $28,000 (included in general and administrative expenses), $16,000 after-tax and $.00 per share on a diluted basis in the period ended December 31, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. Pro forma stock based compensation of approximately $71,000 for the six months ended December 31, 2005 was related to employee stock options, which the Company had been recognizing under previous accounting standards for disclosure purposes only.

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

A summary of option activity under all plans as of December 31, 2006, and changes during the period then ended is presented below:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
June 30, 2006	1,601,700	0.89	5.0
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
December 31, 2006	1,601,700	0.89	4.7

No options were granted in the six months ended December 31, 2006 and 2005, respectively. The exercise price of options outstanding at December 31, 2006 ranged from $0.25 to $10.00 per share.

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the period is presented below:

	Shares Under Option	Weighted-Average Grant Date Fair Value
Non-vested shares at June 30, 2006	250,000.62
Granted	—
Vested	125,000
Forfeited	—
Non-vested shares at December 31, 2006	125,000.62

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

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Net income applicable to common shareholders	$206,873	$484,158
Deduct: Total stock-based compensation benefit reported in net income under the intrinsic value method	110,041	147,170
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	23,434	71,076
Pro forma net income	$73,398	$265,912
Earnings per share:
Basic—as reported	$0.01	$0.02
Diluted—as reported	$0.01	$0.02
Basic—pro forma	$0.00	$0.01
Diluted—pro forma	$0.00	$0.01
Weighted average shares
Weighted average common shares outstanding—Basic	28,942,252	28,928,700
Weighted average common shares outstanding—Diluted	29,696,847	29,779,044

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 — Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents.  The number of shares outstanding related to stock options and warrants at December 31, 2006 and 2005 was 1,945,320 and 2,008,798, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three and six months ended December 31, 2006 and 2005, respectively, 432,950 and 182,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(37,093)	$207,455	$132,237	$485,321
Preferred stock dividends	(582)	(582)	(1,163)	(1,163)
Net (loss) income applicable to common shareholders	$(37,675)	$206,873	$131,074	$484,158
Denominator:
Denominator for basic EPS weighted- average-shares.	28,993,752	28,942,252	28,993,752	28,928,700
Common stock equivalents- stock options and warrants.	95,942	754,595	176,656	850,344
Denominator for diluted EPS weighted- average-shares.	29,089,694	29,696,847	29,170,408	29,779,044
Basic earnings per share applicable to common shareholders	$0.00	$0.01	$0.00	$0.02
Diluted earnings per share applicable to common shareholders	$0.00	$0.01	$0.00	$0.02

Note 4 — Acquisition

On October 19, 2006, the Company purchased an existing Precision Tune Auto Care center in Northern Virginia. This center will be operated as a company-owned store. The Company purchased the assets of this center for $330,000.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Current assets	$10,000
Equipment	40,000
Intangible asset	50,000
Goodwill	230,000
Total assets acquired	$330,000

Note 5 — Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

Note 6 — Subsequent Event

On January 4, 2007, the Company and the area developer for the Dallas, Texas market mutually agreed to terminate the area developer agreement for the Dallas, Texas market for an amount slightly in excess of $100,000. With no area developer for that market, the Company will support the franchisees and develop new stores in that market and will keep 100 percent of the royalty stream instead of splitting those monies with an area developer.

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

Retail revenues are realized from providing maintenance and repair services, as well as from the parts that are provided as part of that service to the general public, are recognized when the service is performed.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Impairment testing is performed in the first quarter of each fiscal year. The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The fair value of the franchising operations exceeded its carrying value by a substantial margin. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired. There was additional goodwill of $230,000 associated with the purchase of the center during the second quarter that was not included in the annual impairment testing (see Note 4).

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of December 31, 2006, the Company had a valuation allowance of $2.9 million against deferred tax assets.

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

Results of Operations

Comparison of the three months ended December 31, 2006 to the three months ended December 31, 2005

Summary (in thousands)

	Three Months Ended December 31,
	2006	%	2005	%
Automotive care franchising revenue	$2,616	93	$2,622	96
Company-operated store retail revenue	129	4	—	—
Other	78	3	96	4
Total revenues	$2,823	100%	$2,718	100%
Automotive care franchising direct cost	1,918	68	1,650	61
Company-operated store cost	123	4	—	—
Other	73	3	83	3
Total direct costs	2,114	75	1,733	64
General and administrative	789	28	660	24
Depreciation expense	15	—	16	—
Operating (loss) income	(95)	(3)	309	12
Other	47	1	35	1
(Loss) earnings before taxes	(48)	(2)	344	13
(Benefit) provision for income taxes	(11)	(1)	136	(5)
Net (loss) income	(37)	(1)	208	8
Preferred stock dividends	1	—	1	—
Net (loss) income applicable to common shareholders	$(38)	(1)%	$207	8%

Revenue. Total revenue for the three months ended December 31, 2006 was approximately $2.8 million, an increase of approximately $105,000 or 4%, compared with total revenue of approximately $2.7 million for the three months ended December 31, 2005. The increase was primarily attributable to the revenue generated by the company-operated store that was purchased during the three months ended December 31, 2006.

Automotive care franchising revenue for the three months ended December 31, 2006 was $2.6 million, which was consistent with the three months ended December 31, 2005.

Company-operated store retail revenue for the three months ended December 31, 2006 was $129,000. There was no comparable revenue for the three months ended December 31, 2005 (see Note 4).

The Company recognized revenue from foreign franchisee operations of $53,000 and $82,000 for the three months ended December 31, 2006 and 2005, respectively.

Other revenue for the three months ended December 31, 2006 was $78,000, a decrease of approximately $18,000, or 19%, compared to $96,000 for the three months ended December 31, 2005. The decrease in other revenue was due to a decrease in revenue from rebates and training of $28,000 offset by an increase of $10,000 from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the three months ended December 31, 2006 totaled $2.1 million, an increase of $381,000 or 22%, compared with $1.7 million for the three months ended December 31, 2005.

Automotive care franchising direct cost for the three months ended December 31, 2006 totaled $1.9 million, an increase of $268,000 or 16%, compared to $1.6 million for the three months ended December 31, 2005. The increase was primarily attributable to the incurred expenses of approximately $170,000 for the convention held in Orlando, Florida during the three months ended December 31, 2006. Additionally, there were marketing expenses of approximately $40,000 for utilizing the services of an outside marketing agency as well as a sponsorship program with NASCAR during the three months ended December 31, 2006. There were no comparable expenses in the three months ended December 31, 2005.

Company-operated store cost for the three months ended December 31, 2006 was $123,000. There was no comparable expense for the three months ended December 31, 2005 (see Note 4).

Other direct cost for the three months ended December 31, 2006 totaled $73,000, a decrease of $10,000 or 12%, compared with $83,000 for the three months ended December 31, 2005.

General and Administrative Expense. General and administrative expense was $789,000 for the three months ended December 31, 2006, an increase of $129,000 or 20%, compared with $660,000 for the three months ended December 31, 2005. In the three months ended December 31, 2006 and 2005, the Company recorded a benefit of approximately $27,000 and $111,000, respectively, related to variable accounting for certain outstanding stock options because the Company’s stock price declined during the last three months. In addition to this $84,000 difference, in the quarter ending December 31, 2006, the Company recorded a pre-tax compensation expense of approximately $8,000 due to the adoption of SFAS No. 123(R) (see Note 2) and $20,000 of expenses relating to the company-operated store. There were no comparable expenses for the three months ended December 31, 2005. The remaining increase was primarily due to the increase in legal expenses relating to the enforcement of the franchise agreement during the three months ended December 31, 2006 (see Part II Item 1. Legal Proceedings).

Operating (Loss) Income. The Company recorded operating loss for the three months ended December 31, 2006 of approximately $95,000 compared with operating income of $309,000 for the three months ended December 31, 2005.  The decrease was mainly attributed to the expense from the bi-annual convention held in Orlando, Florida and the difference in the benefit recorded related to variable accounting for stock options.

Other Income. The Company recorded Other Income of $47,000 for the three months ended December 31, 2006, which represents an increase in Other Income of approximately $12,000 compared to $35,000 in Other Income for the three months ended December 31, 2005. This increase was due to an increase in interest income.

Income Taxes. The Company’s effective tax rate for the three months ended December 31, 2006 and 2005 was approximately 39% and 40%, respectively.

Net (Loss) Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Loss Applicable to Common Shareholders of $38,000, or $0.00 per share, for the three months ended December 31, 2006 compared to Net Income Applicable to Common Shareholders of $207,000, or $0.01 per share, for the three months ended December 31, 2005.

Results of Operations

Comparison of the six months ended December 31, 2006 to the six months ended December 31, 2005

Summary (in thousands)

	Six Months Ended December 31,
	2006	%	2005	%
Automotive care franchising revenue	$5,331	95	$5,534	97
Company-operated store retail revenue	129	2	—	—
Other	155	3	159	3
Total revenues	$5,615	100%	$5,693	100%
Automotive care franchising direct cost	3,646	65	3,433	60
Company-operated store cost	123	2	—	—
Other	144	3	144	3
Total direct costs	3,913	70	3,577	63
General and administrative	1,539	27	1,327	23
Depreciation expense	26	1	32	1
Operating income	137	2	757	13
Other	99	2	62	1
Earnings before taxes	236	4	819	14
Provision for income taxes	104	2	334	(6)
Net income	132	2	485	8
Preferred stock dividends	1	—	1	—
Net income applicable to common shareholders	$131	2%	$484	8%

Revenue. Total revenue for the six months ended December 31, 2006 was approximately $5.6 million, a decrease of approximately $78,000, or 1%, compared with total revenue of approximately $5.7 million for the six months ended December 31, 2005.

Automotive care franchising revenue for the six months ended December 31, 2006 was approximately $5.3 million, a decrease of approximately $203,000, or 4%, compared with automotive care revenue of approximately $5.5 million for the six months ended December 31, 2005. The decrease in automotive care franchising revenue was due to a $126,000 decrease in distribution and equipment sales, a $41,000 decrease in domestic and international franchise development, a $26,000 decrease in domestic royalty revenue which was primarily due to the franchisees paying more timely which allowed them to take advantage of the “partners in profit” program and pay a lower royalty percentage on their weekly sales. In addition, the company realized a $10,000 decrease in international royalties.

Company-operated store retail revenue for the six months ended December 31, 2006 was $129,000. There was no comparable revenue for the three months ended December 31, 2005 (see Note 4).

The Company recognized revenue from foreign franchisee operations of $132,000 and $164,000 for the six months ended December 31, 2006 and 2005, respectively.

Other revenue for the six months ended December 31, 2006 was $155,000, a decrease of approximately $4,000, or 3%, compared to $159,000 for the six months ended December 31, 2005.

Direct Cost. Total direct cost for the six months ended December 31, 2006 totaled approximately $3.9 million, an increase of $336,000 or 9%, compared with approximately $3.6 million for the six months ended December 31, 2005.

Automotive care franchising direct cost for the six months ended December 31, 2006 totaled $3.6 million, an increase of $213,000 or 6%, compared to $3.4 million for the six months ended December 31, 2005. The increase was primarily attributable to the incurred expenses of approximately $170,000 for the convention held in Orlando, Florida during the six months ended December 31, 2006. Additionally, there were marketing expenses of approximately $40,000 for utilizing the services of an outside marketing agency as well as a sponsorship program with NASCAR during the six months ended December 31, 2006. There were no comparable expenses in the six months ended December 31, 2005.

Company-operated store cost for the six months ended December 31, 2006 was $123,000. There was no comparable expense for the six months ended December 31, 2005 (see Note 4).

Other direct cost for the six months ended December 31, 2006 totaled $144,000, which was comparable to the six months ended December 31, 2005.

General and Administrative Expense. General and administrative expense was approximately $1.5 million for the six months ended December 31, 2006, an increase of $212,000 or 16%, compared with approximately $1.3 million for the six months ended December 31, 2005. In the six months ended December 31, 2006 and 2005, the Company recorded a benefit of approximately $46,000 and $150,000, respectively, related to variable accounting for certain outstanding stock options because the Company’s stock price declined during the last six months. In addition to the this $104,000 difference, in the six months ended December 31, 2006, the Company recorded a pre-tax compensation expense of approximately $28,000 due to the adoption of SFAS No. 123(R) (see Note 2) and $20,000 of expenses relating to the company-operated store. There were no comparable expenses for the six months ended December 31, 2005. The remaining increase was primarily due to the increase in legal expenses relating to the enforcement of the franchise agreement during the six months ended December 31, 2006 (see Part II Item 1. Legal Proceedings).

Operating Income.  The Company recorded operating income for the six months ended December 31, 2006 of approximately $137,000 compared with operating income of $757,000 for the six months ended December 31, 2005.  As discussed previously, there were multiple variables that attributed to the decrease in operating income during the six months ending December 31, 2006. The most significant variables were the convention expense, the decrease in automotive care franchising revenue and the impact of the difference in the benefit recorded related to variable accounting for stock options.

Other Income.  The Company recorded Other Income of $99,000 for the six months ended December 31, 2006, which represents an increase in Other Income of approximately $37,000 compared to $62,000 in Other Income for the six months ended December 31, 2005. This increase was due to an increase in interest income.

Income Taxes. The Company’s effective tax rate for the six months ended December 31, 2006 and 2005 was approximately 44% and 41%, respectively. The increase in the effective tax rate was due primarily to a decrease in the forecasted pre-tax book income for the year and an increase in the expected state taxes.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $131,000, or $0.00 per share, for the six months ended December 31, 2006 compared to Net Income Applicable to Common Shareholders of $484,000, or $0.02 per share, for the six months ended December 31, 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at December 31, 2006 was $4.2 million. During the period, cash provided by operations was $112,000.

Cash used in investing activities for the six months ended December 31, 2006 was $344,000. Cash used in investing activities during the six months ended December 31, 2006 consisted of the purchase of property and equipment of $14,000 for use in the Company’s franchise operations and $330,000 for the purchase of a company-operated store.

Cash used in financing activities for the six months ended December 31, 2006 was $5,000. Cash used in financing activities during the six months ended December 31, 2006 consisted primarily of the payments of dividends and a capital lease obligation.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2007. At December 31, 2006, the entire line of credit was available.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation that could have a material adverse impact on its liquidity as follows:

Ebony Boyd v. Precision Auto Care, Inc. a/k/a PACI a/k/a Precision Tune Auto Care operating as Precision Franchising LLC,District Court of Oklahoma County, cj-2006-10179, Filed: December 13, 2006.

Plaintiff is a customer of Rockwell Tune, Inc., located in Oklahoma City, Oklahoma.  Rockwell Tune, Inc. is a Precision Tune Auto Care (PTAC) franchisee.  On or about March 23, 2005, Plaintiff was on the premises of Rockwell Tune, Inc. and was asked by an employee of Rockwell Tune, Inc. to enter the service bays. The Rockwell Tune, Inc. employee lowered a hydraulic lift that was supporting Plaintiff’s vehicle and crushed Plaintiff’s foot.  Plaintiff filed a complaint on December 13, 2006 against Precision Auto Care, Inc. (PACI) requesting judgment in an amount in excess of $10,000.  Plaintiff did not file a complaint against the franchisee, Rockwell Tune, Inc. On December 27, 2006, Rockwell Tune, Inc. signed a letter acknowledging that it will indemnify PACI from all claims of this nature. Rockwell Tune, Inc. had insurance coverage on the date of the incident and Rockwell Tune, Inc.’s insurance company has agreed to defend PACI in this matter. PACI has advised Plaintiff’s counsel that PACI is an improperly named defendant.  Plaintiff’s counsel has advised PACI that Plaintiff will file an amended complaint removing PACI from the case.

Precision Franchising LLC v. James Barger, Robert Hedayati, Pacific Coast Precision, Inc., Pars Ventures, Inc.,USDC ED VA (Alexandria District), 1:06cv01346, Filed: November 29, 2006.

Defendants Pars Ventures, Inc. (Pars), James Barger (Barger) and Robert Hedayati (Hedayati) are parties to a Franchise Agreement with Precision Franchising LLC (PFL) to operate a Precision Tune Auto Care (PTAC) center located in Aliso Viejo, California. The Franchise Agreement prohibits Defendants Pars, Barger, and Hedayati from operating similar businesses to the franchised business at other locations.  Defendant Pacific Coast Precision Inc. (PCPI) is party to an Area Development Agreement with PFL.   The Area Development Agreement prohibits PCPI from infringing upon PFL’s trademarks and trade dress, as well as from operating a similar business to the franchised business with the San Diego, Imperial, and Riverside counties of California.

Defendants Pars, Barger, Hedayati, and PCPI (collectively, “Defendants”) have been operating three locations in California using PFL’s trademarks and trade dress without franchise agreements.  PFL has repeatedly demanded that Defendants sign a franchise agreement for the three California locations without any response from Defendants.  PFL filed a complaint against the Defendants on November 29, 2006.  Defendants Pars and PCPI were served on 12/6/06 and Defendants Hedayati and Barger were served on 12/7/06.

Precision Franchising LLC v. Chadwick A. Coombs and Evelyn Coombs,USDC ED VA (Alexandria District), 1:06cv1148, Filed: October 11, 2006.Defendants are Precision Tune Auto Care (PTAC) franchisees (the “Franchisees”) whose Precision Tune Auto Care Franchise Agreement (the “Franchise Agreement”) expired on August 14, 2006. Per the Franchise Agreement, upon termination, Franchisees agreed to cease operating their franchised business and to cease using all of PTAC’s proprietary marks and trade dress.

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

On October 30, 2006, Franchisees filed an answer to PTAC’s complaint and filed a counterclaim, as well as a motion to transfer the case to the Richmond Division of the US District Court for the Eastern District of Virginia and a motion to dismiss. On December 27, 2006, the judge ruled in favor of PTAC and denied the Franchisees’ motions to dismiss and to transfer.

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

PTAC intends to vigorously defend the claims filed against it.  At this time, there is no evidence that Jacqueline Berard had her vehicle serviced by a Precision Tune Auto Care franchise and, if she did, PTAC and the franchisee have an independent contractor relationship since PTAC does not in any way control the business operations of its franchisees.  Furthermore, the franchisee’s insurance carrier has agreed to provide a defense and has retained counsel for that purpose.  On July 13, 2006, PTAC filed its response to Bergeron and Berard-Linford’s respective Petitions for Damages; on July 14, 2006, PTAC filed its response to Barras’s Petition for Damages; On July 16, 2006, PTAC filed its response to Escuriex’s Petition for Damages. In each case, PTAC denied the allegations asserted against it.  The parties are currently conducting discovery. PTAC will file a Motion for Summary Judgment once discovery is completed.

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

Franchisor Defendants have retained counsel and filed an answer on September 5, 2006 denying the allegations of plaintiff.   Franchisor Defendants believe they are not   proper parties to the suit and will take all appropriate steps to obtain a dismissal.  On December 28, 2006, Franchisor Defendants received notice from Plaintiff that she is agreeable to dismissing Franchisor Defendants from the case.  Franchisor Defendants are in the process of preparing and filing a stipulation of dismissal.

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

Resolved Matter

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

On April 24, 2006, Ira Starr, Barbara Starr and AllStarr Car Care, Inc. filed a complaint in the Circuit Court of Kanawha County, West Virginia against Precision Tune, Inc., PFL, Grimaud Enterprises, Inc. and David Grimaud (collectively the “Franchisor Defendants”).  The suit was not served on Precision Tune Inc. until June 19, 2006 and was not served on PFL until June 20, 2006. Franchisees seek to enjoin the Franchisor Defendants from (i) exercising the option under the ACAL, and (ii) enforcing the non-competition covenant.  To date, no monetary damages have been specified.  In their complaint, Franchisees make a claim for promissory estoppel by alleging Franchisor Defendant’s misrepresentations induced Franchisees to sign the Franchise Agreement.  Franchisees also allege Franchisor Defendants breached the Franchise Agreement by failing to fulfill its obligations thereunder.  PFL believes neither claim has merit, and both are pretexts to obscure Franchisees’ violation of the ACAL and non-competition covenants.

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

On August 21, 2006, the judge ruled in favor of PFL and PFL successfully obtained removal and consolidation of all claims into a single suit, Precision Franchising LLC v. Ira A. Starr and Barbara Starr, to be adjudicated in the Federal District Court for the Eastern District of Virginia.  On November 6, 2006, PFL and Franchisees signed a settlement agreement and release.  Per the terms of the settlement agreement, Franchisees renewed their Franchise Agreement and signed a promissory note. On November 7, 2006, the judge ordered a dismissal of the case without prejudice.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 15, 2006.

The following proposals were adopted by the margins indicated:

1.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld
Woodley A. Allen	21,794,533	364,054
Louis M. Brown, Jr.	21,794,533	364,054
Bassam N. Ibrahim	21,794,833	363,754
Peter C. Keefe	21,675,383	483,204
John D. Sanders, Ph.D	21,795,033	363,554

2.                                       To ratify the appointment of Yount, Hyde & Barbour, P.C. as independent auditors for the fiscal year ending June 30, 2007.

Number of Shares
For	21,771,672
Against	352,532
Abstain	34,383

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

*                    Filed herewith

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2007.

Precision Auto Care, Inc.

By:	/s/ Robert R. Falconi
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Falconi	President and	February 6, 2007
Robert R. Falconi	Chief Executive Officer

/s/ Mark P. Francis	Chief Financial Officer	February 6, 2007
Mark P. Francis