Form 10QSB
period 2007-03-31
PRECISION AUTO CARE INC
filed 2007-05-11
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,993,752 shares of Common Stock as of April 16, 2007.

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,385,895	$4,441,850
Accounts receivable, net of allowance of $304,153 and $228,642, respectively	482,198	499,364
Notes receivable, net of allowance of $176,833 and $184,856, respectively	118,178	115,145
Deferred tax asset	425,201	447,710
Other assets	401,695	395,737
Total current assets	5,813,167	5,899,806

Property and equipment, net	207,679	121,681

Goodwill	8,941,744	8,711,744
Notes receivable, net of allowance of $222,373 and $269,222, respectively	176,041	140,385
Deferred tax asset	2,541,582	2,667,970
Deposits and other	75,472	23,685

Total assets	$17,755,685	$17,565,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Capital lease obligation–current	8,690	7,853
Accounts payable and accrued liabilities	263,824	255,138
Taxes payable	554,584	565,541
Accrued commission payable	253,627	314,077
Accrued salaries and related expenses	430,421	375,648
Due to related party	192,176	167,053
Deferred revenue	252,273	320,029
Total current liabilities	1,955,595	2,005,339

Capital lease obligation, net of current portion	28,719	35,346

Total liabilities	1,984,314	2,040,685

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,823,813	67,809,836
Accumulated deficit	(52,458,692)	(52,691,500)
Total stockholders’ equity	15,655,059	15,408,274
Total liabilities and stockholders’ equity	$17,755,685	$17,565,271

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,758,157	$2,725,631
Franchise development	276,011	134,780
Company-operated retail store	147,903	—
Other	98,086	102,779

Total revenues	3,280,157	2,963,190

Direct costs:
Franchise support	2,169,095	1,925,792
Company-operated store	143,045	—

Total direct costs	2,312,140	1,925,792

General and administrative expense	817,475	779,516
Depreciation and amortization expense	17,153	15,999

Operating income	133,389	241,883

Interest expense	(1,316)	(3,385)
Interest income	41,991	30,187

Total other income	40,675	26,802

Income before income tax expense	174,064	268,685
Provision for income taxes	71,748	158,425

Net income	102,316	110,260
Preferred stock dividends	582	582
Net income applicable to common shareholders	$101,734	$109,678

Net income per common share–Basic	$0.00	$0.00
Net income per common share–Diluted	$0.00	$0.00

Weighted average common shares outstanding–Basic	28,993,752	28,953,919
Weighted average common shares outstanding–Diluted	29,056,543	29,584,890

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$7,945,401	$8,075,475
Franchise development	419,630	319,154
Company-operated retail store	277,324	—
Other	252,828	262,106

Total revenues	8,895,183	8,656,735

Direct costs:
Franchise support	5,958,817	5,503,438
Company-operated store	265,919	—

Total direct costs	6,224,736	5,503,438

General and administrative expense	2,356,803	2,105,726
Depreciation and amortization expense	42,958	48,423

Operating income	270,686	999,148

Interest expense	(6,443)	(6,476)
Interest income	145,802	88,991
Other income	585	6,324

Total other income	139,944	88,839

Income before income tax expense	410,630	1,087,987
Provision for income taxes	176,077	492,407

Net income	234,553	595,580
Preferred stock dividends	1,745	1,745
Net income applicable to common shareholders	$232,808	$593,835

Net income per common share–Basic	$0.01	$0.02
Net income per common share–Diluted	$0.01	$0.02

Weighted average common shares outstanding–Basic	28,993,752	28,937,014
Weighted average common shares outstanding–Diluted	29,117,768	29,722,277

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$232,808	$593,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,958	48,423
Bad debt expense	42,100	45,269
Loss on disposal of property and equipment	—	9,530
Deferred taxes	148,897	405,641
Stock based benefit due to variable accounting	(22,609)	(203,487)
Stock based compensation	36,586	—
Tax benefit from exercise of stock options	—	3,283
Changes in assets and liabilities:
Accounts and notes receivable	(63,623)	107,273
Prepaid expenses, deposits and other	(3,995)	(50,721)
Accounts payable and accrued liabilities	(6,203)	(144,503)
Due to related party	25,123	61,816
Deferred revenue and other	(67,756)	(1,199)

Net cash provided by operating activities	364,286	875,160

Investing activities:
Purchases of property and equipment	(82,706)	(36,888)
Purchase of company-operated store	(330,000)	—

Net cash used in investing activities	(412,706)	(36,888)

Financing activities:
Proceeds from exercise of stock options and warrants	—	41,730
Payment of preferred stock dividends	(1,745)	(1,745)
Repayment of notes payable	(5,790)	(30,209)

Net cash (used in) provided by financing activities	(7,535)	9,776

Net change in cash and cash equivalents	(55,955)	848,048
Cash and cash equivalents at beginning of year	4,441,850	3,279,568

Cash and cash equivalents at end of period	$4,385,895	$4,127,616

Cash paid for the period for:
Interest	$6,443	$6,476
Income taxes	$55,665	$66,348

Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$—	$47,875

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $37,000 (included in general and administrative expenses), $21,000 after-tax and $0.00 per share on a diluted basis in the period ended March 31, 2007 associated with the expensing of stock options. Employee stock option compensation expense in 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. Pro forma stock based compensation of approximately $93,000 for the nine months ended March 31, 2006 was related to employee stock options, which the Company had been recognizing under previous accounting standards for disclosure purposes only.

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

A summary of option activity under all plans as of March 31, 2007, and changes during the period then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
June 30, 2006	1,601,700	0.89	5.0
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
March 31, 2007	1,601,700	0.89	4.4

No options were granted in the nine months ended March 31, 2007 and 2006, respectively. The exercise price of options outstanding at March 31, 2007 ranged from $0.25 to $10.00 per share.

A summary of the status of the Company’s non-vested shares as of March 31, 2007 and changes during the period is presented below:

	Shares Under Option	Weighted- Average Grant Date Fair Value
Non-vested shares at June 30, 2006	250,000.62
Granted	—
Vested	125,000
Forfeited	—
Non-vested shares at March 31, 2007	125,000.62

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

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Net income applicable to common shareholders	$109,678	$593,835
Deduct: Total stock-based compensation benefit reported in net income under the intrinsic value method	56,317	203,487
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	22,181	93,257
Pro forma net income	$31,180	$297,091
Earnings per share:
Basic–as reported	$0.00	$0.02
Diluted–as reported	$0.00	$0.02
Basic–pro forma	$0.00	$0.01
Diluted–pro forma	$0.00	$0.01
Weighted average shares:
Weighted average common shares outstanding–Basic	28,953,919	28,937,014
Weighted average common shares outstanding–Diluted	29,584,890	29,722,277

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 — Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at March 31, 2007 and 2006 was 1,945,320 and 2,000,356, respectively.  Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three months ended March 31, 2007 and 2006, respectively, 1,590,320 and 182,950 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2007 and 2006, respectively, 432,950 and 182,950 shares attributable to outstanding stock options were not included in the computation of diluted earnings per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$102,316	$110,260	$234,553	$595,580
Preferred stock dividends	(582)	(582)	(1,745)	(1,745)
Net income applicable to common Shareholders	$101,734	$109,678	$232,808	$593,835
Denominator:
Denominator for basic EPS weighted-average-shares	28,993,752	28,953,919	28,993,752	28,937,014
Common stock equivalents- stock options and warrants	62,791	630,971	124,016	785,263
Denominator for diluted EPS weighted-average-shares	29,056,543	29,584,890	29,117,768	29,722,277
Basic earnings per share applicable to common shareholders	$0.00	$0.00	$0.01	$0.02
Diluted earnings per share applicable to common shareholders	$0.00	$0.00	$0.01	$0.02

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

Note 5 — Master License Agreements

In March 2007, the Company signed a master franchise agreement with Alice Wu Hiu Mui and Chris Ng Wai-shun giving these individuals a license to open and operate Precision Tune Auto Care (PTAC) car care centers in the People’s Republic of China. The territory within the People’s Republic of China is specifically for the 5 provinces of Guangdong, Guangxi, Fujuan, Jiangxi, and Hainan. Under the terms of the agreement, Alice Wu Hiu Mui and Chris Ng Wai-shun are obligated to pay the Company $100,000 over the next four years. The Company recognized revenue of $10,000 as the Company had substantially fulfilled all required obligations and the amount had been paid. The Company will receive monthly installment payments totaling $24,000 during the fiscal year ending June 30, 2008, monthly installment payments totaling $36,000 during the fiscal year ending June 30, 2009, and monthly installment payments totaling $30,000 during the fiscal year ending June 30, 2010. The revenue will be recognized once the amounts are collected.

In March 2007, the Company signed a master franchise agreement with Opal Marketing & Industry LLC (Opal Marketing), giving that company a license to open and operate Precision Tune Auto Care (PTAC) car care centers in Qatar, Kuwait, and Bahrain. Under the terms of the agreement, Opal Marketing was obligated to pay the Company $100,000 for these rights. The Company recognized $100,000 as income as all substantial obligations under that agreement have been fulfilled and the amount had been paid in full.

Note 6 — Area Developer Agreements

On January 4, 2007, the Company and the area developer for the Dallas, Texas market mutually agreed to terminate the area developer agreement for the Dallas, Texas market for an amount slightly in excess of $100,000.

On February 15, 2007, the Company and the area developer for the State of Florida mutually agreed to terminate the area development agreement for the Florida market for an amount slightly in excess of $150,000.

With no area developer for these markets, the Company will support the franchisees and develop new stores in that market and will keep 100 percent of the royalty stream instead of splitting those monies with an area developer.

Note 7 — Debt

On February 28, 2007, the Company renewed the $250,000 line of credit with Chevy Chase Bank.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at March 31, 2007) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral.  The Company has not borrowed against this line of credit.

Note 8 — Contingencies

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

Revenue Recognition

The Company enters into domestic Area Development agreements and international Master License agreements which grant the area developer and master licensor, respectively, the right to sell, on the Company’s behalf, Precision Tune Auto Care franchises within a specific geographic region.  Revenue from the sale of Area Development agreements and international Master License agreements is recognized as all material services or conditions related to the agreements are satisfied and once the amounts are collected.

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  As of March 31, 2007, the Company had a valuation allowance of $2.9 million against deferred tax assets.

 New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on our financial statements but does not intend to adopt early.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

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

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Summary (in thousands)

	Three Months Ended March 31,
	2007	%	2006	%
Automotive care franchising revenue	$3,034	92	$2,860	97
Company-operated store retail revenue	148	5	—	—
Other	98	3	103	3
Total revenues	$3,280	100%	$2,963	100%
Automotive care franchising direct cost	2,079	63	1,836	62
Company-operated store cost	143	4	—	—
Other	90	3	90	3
Total direct costs	2,312	70	1,926	65
General and administrative expense	818	25	779	26
Depreciation and amortization expense	17	1	16	1
Operating income	133	4	242	8
Other	41	1	27	1
Earnings before taxes	174	5	269	9
Provision for income taxes	72	2	158	5
Net income	102	3	111	4
Preferred stock dividends	1	—	1	—
Net income applicable to common shareholders	$101	3%	$110	4%

Revenue. Total revenue for the three months ended March 31, 2007 was approximately $3.3 million, an increase of approximately $317,000, compared with total revenue of $3.0 million for the three months ended March 31, 2006.

Automotive care franchising revenue for the three months ended March 31, 2007 was approximately $3.0 million, an increase of approximately $174,000 or 6%, compared with automotive care revenue of $2.9 million for the three months ended March 31, 2006. This increase was primarily the result of an increase in franchise development revenue in the amount of approximately $110,000. Franchise development revenue increased due to the Company signing a master franchising agreement with Opal Marketing & Industry LLC (Opal Marketing), giving that company a license to open and operate Precision Tune Auto Care (PTAC) car care centers in Qatar, Kuwait, and Bahrain. Under the terms of the agreement, Opal Marketing was obligated to pay the Company $100,000 for these rights. The Company recognized $100,000 as income as all substantial obligations under that agreement have been fulfilled and the amount had been paid in full (see Note 5). Additionally, the Company signed a master franchise agreement with Alice Wu Hiu Mui and Chris Ng Wai-shun giving these individuals a license to open and operate PTAC care centers in the People’s Republic of China. The territory within the People’s Republic of China is specifically for the 5 provinces of Guangdong, Guangxi, Fujuan, Jiangxi, and Hainan. Under the terms of the agreement, Alice Wu Hiu Mui and Chris Ng Wai-shun are obligated to pay the Company $100,000 over the next four years. The Company recognized revenue of $10,000 as the Company had substantially fulfilled all required obligations and the amount had been paid (see Note 5). Additionally, automotive care franchising revenue increased due to an increase of approximately $62,000 in distribution and equipment sales.

Company-operated store retail revenue for the three months ended March 31, 2007 was $148,000. There was no comparable revenue for the three months ended March 31, 2006 (see Note 4).

The Company recognized revenue from foreign franchisee operations of $238,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in revenue from foreign franchisee operation was primarily attributed to the franchise development revenue of $110,000 recognized from the signing of the master franchising agreements for Qatar, Kuwait, Bahrain and the provinces in the People’s Republic of China (see Note 5).

Other revenue for the three months ended March 31, 2007 was $98,000, a decrease of approximately $5,000 or 5%, compared to $103,000 for the three months ended March 31, 2006.  The decrease was primarily attributed to a decrease in training and rebate programs revenue of approximately $13,000 offset by an increase of approximately $8,000 from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the three months ended March 31, 2007 totaled $2.3 million, an increase of $386,000 or 20%, compared with $1.9 million for the three months ended March 31, 2006.

Automotive care franchising direct cost for the three months ended March 31, 2007 totaled approximately $2.1 million, an increase of approximately $243,000, compared with automotive care direct cost of $1.8 million for the three months ended March 31, 2006.  The increase was due to the Company terminating the area developer agreements for the Dallas, Texas and State of Florida markets in the amount of $285,000. This cost was offset by a decrease in area developer commission expense in the amount of approximately $33,000 due to the fact the Company supported the franchisees in these markets and kept one hundred percent of the royalty stream instead of splitting the royalties with an area developer (see Note 6).

Company-operated store cost for the three months ended March 31, 2007 was $143,000. There was no comparable expense for the three months ended March 31, 2006 (see Note 4).

Other direct cost for the three months ended March 31, 2007 totaled $90,000, which was comparable to the three months ended March 31, 2006.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2007 totaled approximately $818,000, an increase of $39,000 or 5%, compared with $779,000 for the three months ended March 31, 2006. In the quarter ending March 31, 2007, the Company recorded a pre-tax compensation expense of approximately $8,000 due to the adoption of SFAS No. 123(R) (see Note 2) and $23,000 of expenses relating to the company-operated store. There were no comparable expenses for the three months ended March 31, 2006.

Operating Income.  The Company recorded operating income for the three months ended March 31, 2007 of approximately $133,000 compared with operating income of $242,000 for the three months ended March 31, 2006.

Other Income.  The Company recorded other income of $41,000 for the three months ended March 31, 2007, which represents an increase in other income of approximately $14,000 or 52% compared to $27,000 in other income for the three months ended March 31, 2006. This increase is primarily due to an increase in interest income.

Income Taxes. The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was approximately 40% and 59%, respectively. The increase in the effective tax rate for quarter ending March 31, 2006 was due primarily to a one time adjustment to the cumulative deferred tax balances. There was no comparable adjustment in the quarter ending March 31, 2007.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of $101,000, or $0.00 per basic share, for the three months ended March 31, 2007 compared to the net income applicable to common shareholders of $110,000, or $0.00 per basic share, for the three months ended March 31, 2006.

Results of Operations

Comparison of the nine months ended March 31, 2007 to the nine months ended March 31, 2006

Summary (in thousands)

	Nine Months Ended March 31,
	2007	%	2006	%
Automotive care franchising revenue	$8,365	94	$8,394	97
Company-operated store retail revenue	277	3	—	—
Other	253	3	262	3
Total revenues	$8,895	100%	$8,656	100%
Automotive care franchising direct cost	5,724	64	5,269	61
Company-operated store cost	266	3	—	—
Other	234	3	234	3
Total direct costs	6,224	70	5,503	64
General and administrative expense	2,357	26	2,106	24
Depreciation and amortization expense	43	1	48	1
Operating income	271	3	999	11
Other	140	1	89	1
Earnings before taxes	411	4	1,088	12
Provision for income taxes	176	2	492	5
Net income	235	2	596	7
Preferred stock dividends	2	—	2	—
Net income applicable to common shareholders	$233	2%	$594	7%

Revenue. Total revenue for the nine months ended March 31, 2007 was approximately $8.9 million, an increase of approximately $239,000 or 3%, compared with total revenue of approximately $8.7 million for the nine months ended March 31, 2006.

Automotive care franchising revenue for the nine months ended March 31, 2007 was approximately $8.4 million, which was comparable to the nine months ended March 31, 2006.

Company-operated store retail revenue for the nine months ended March 31, 2007 was $277,000. There was no comparable revenue for the nine months ended March 31, 2006 (see Note 4).

The Company recognized revenue from foreign franchisee operations of $370,000 and $217,000 for the nine months ended March 31, 2007 and 2006, respectively. The increase in revenue from foreign franchisee operation was primarily attributed to the franchise development revenue of $110,000 recognized from the signing of the master franchising agreements for Qatar, Kuwait, and Bahrain and for the provinces in the People’s Republic of China (see Note 5). Additionally, there was an increase of approximately $26,000 in international royalties.

Other revenue for the nine months ended March 31, 2007 was $253,000, a decrease of approximately $9,000 or 3%, compared to $262,000 for the nine months ended March 31, 2006. The decrease was primarily attributed to a decrease in training and rebate programs revenue of approximately $43,000 offset by an increase of approximately $34,000 from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the nine months ended March 31, 2007 totaled approximately $6.2 million, an increase of $721,000 or 13%, compared with approximately $5.5 million for the nine months ended March 31, 2006.

Automotive care franchising direct cost for the nine months ended March 31, 2007 totaled $5.7 million, an increase of $455,000, compared with approximately $5.3 million for the nine months ended March 31, 2006. The increase was due to the Company terminating the area developer agreements for the Dallas, Texas and State of Florida markets in the amount of $285,000 (see Note 6). Additionally, the Company incurred expenses of approximately $170,000 for the convention held in Orlando, Florida. There were no comparable costs for the nine months ended March 31, 2006.

Company-operated store cost for the nine months ended March 31, 2007 was $266,000. There was no comparable expense for the nine months ended March 31, 2006 (see Note 4).

Other direct cost for the nine months ended March 31, 2007 totaled $234,000, which was comparable to the nine months ended March 31, 2006.

General and Administrative Expense. General and administrative expense was approximately $2.4 million for the nine months ended March 31, 2007, an increase of $251,000 or 12%, compared with approximately $2.1 million for the nine months ended March 31, 2006. In the nine months ended March 31, 2007 and 2006, the Company recorded a benefit of approximately $23,000 and $207,000, respectively, related to variable accounting for certain outstanding stock options because the Company’s stock price declined during the last nine months. In addition to the $184,000 difference, in the nine months ended March 31, 2006, the Company recorded a pre-tax compensation expense of approximately $37,000 due to the adoption of SFAS No. 123(R) (see Note 2) and $43,000 of expenses relating to the company-operated store. There were no comparable expenses for the nine months ended March 31, 2006.

Operating Income.  The Company recorded operating income for the nine months ended March 31, 2007 of approximately $271,000 compared with operating income of $999,000 for the nine months ended March 31, 2006. As discussed previously, there were multiple variables that attributed to the decrease in operating income during the nine months ended March 31, 2007. The most significant variables were the expense incurred for the termination of the area developer agreements, the convention expense, and the impact of the difference in the benefit recorded related to variable accounting for stock options.

Other Income.  The Company recorded other income of $140,000 for the nine months ended March 31, 2007, which represents an increase in other income of approximately $51,000 or 57%, compared to $89,000 in other income for the nine months ended March 31, 2006. This increase is primarily due to an increase in interest income.

Income Taxes.  The Company’s effective tax rate for the nine months ended March 31, 2007 and 2006 was approximately 43% and 45%, respectively.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded net income applicable to common shareholders of approximately $233,000 or $0.01 per basic share, for the nine months ended March 31, 2007 compared to the net income applicable to common shareholders of $594,000, or $0.02 per basic share, for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at March 31, 2007 was $4.4 million. During the period, cash provided by operations was $364,000.

Cash used in investing activities for the nine months ended March 31, 2007 was $413,000. Cash used in investing activities during the nine months ended March 31, 2007 consisted of the purchase of property and equipment of $83,000 for use in the Company’s franchise operations and $330,000 for the purchase of a company-operated store.

Cash used in financing activities for the nine months ended March 31, 2007 was $8,000. Cash used in financing activities during the nine months ended March 31, 2007 consisted primarily of the payments of dividends and a capital lease obligation.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2007. At March 31, 2007, the entire line of credit was available.

Debt Transactions

On February 28, 2007, the Company renewed the $250,000 line of credit with Chevy Chase Bank.  The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at March 31, 2007) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral.  The Company has not borrowed against this line of credit.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation. The details of the litigation are as follows:

Triton Commercial Building Contractors, Inc. v. Jeffrey Caldwell, RPM Solutions, Inc. and Precision Tune Auto Care, Inc., Common Pleas Court of Green County, OH (Civil Division), 2007CV0250, Filed: March 13, 2007.

The plaintiff, Triton Commercial Building Contractors, Inc. (Triton), is in the business of constructing buildings for commercial use.  Defendant Mr. Jeffrey Caldwell (Caldwell) is the President of RPM Solutions, Inc. (RPM).  RPM is a Precision Tune Auto Care (PTAC) area developer and franchisee that operates several PTAC franchises in Ohio.  Pursuant to executory contracts between RPM and Precision Franchising LLC (PFL), the franchisor of the Precision Tune Auto Care system, RPM has a duty to defend and indemnify PFL and its affiliates, including Precision Tune Auto Care, Inc., from claims of the type made by Triton.

Triton alleges that in October 2005 Caldwell approached Triton and requested that Triton construct a building for a PTAC franchise which Caldwell intended to rent from Triton.  After Triton allegedly incurred significant costs, Caldwell informed Triton that he had engaged another contractor to construct a building for the PTAC franchise.  Triton filed a complaint in the Common Pleas Court of Green County, Ohio on March 13, 2007 requesting judgment against Caldwell and Precision Tune Auto Care, Inc. in the amount of $136,000 plus punitive damages, interest, costs, attorneys’ fees, and any other legal or equitable relief the Court deems proper.  PFL sent a letter to Caldwell and RPM advising them of their duty to indemnify Precision Tune Auto Care, Inc.  Counsel has been retained by Caldwell to provide a defense to these claims.  An Answer to the complaint was filed on April 10, 2007.

Precision Franchising LLC v. Brown, USDC ED VA (Alexandria Division), 1:07-cv-00095-GBL-TCB, filed January 30, 2007.

Defendant, Mr. William Brown, is a party to a Franchise Agreement with WEJAC Corporation that required Mr. Brown to operate a Precision Lube Express center located in Pennsylvania and to pay periodic fees in connection with the operation of such business.  Mr. Brown ceased paying royalties but continued to operate a Precision Lube Express center in violation of the Franchise Agreement.

As the current owner of the trademark PRECISION LUBE EXPRESS and successor in interest to WEJAC’S Precision Lube Express Franchise Agreements, Precision Franchising LLC (PFL) filed a complaint for damages and injunctive relief on January 30, 2007.  An amended complaint was filed on February 15, 2007 to include Mr. William Brown’s son, Mr. Mark Brown, who is currently operating the Precision Lube Express business.  Messrs Brown and Brown have ceased using PFL’s proprietary marks and trade dress.  The parties are currently discussing a negotiated settlement.

Promotion Exchange, Inc. v. Precision Franchising LLC dba Precision Tune Auto Care, West District, West Los Angeles Courthouse, law06w02338, Judgment Entered: January 29, 2007.

Precision Franchising LLC (PFL) did not enter into any agreement with PEI.  The plaintiff, Promotion Exchange, Inc. (PEI), is a marketing vendor retained by Mr. Jim Barger (Barger), or one of Barger’s affiliated entities, to advertise in the Los Angeles, California area.  Barger is an officer of affiliated entities (the “Barger Entities”) that own and operate both Precision Tune Auto Care franchise and area developer businesses.  Pursuant to executory contracts between the Barger Entities and Precision Franchising LLC (PFL), the franchisor of the Precision Tune Auto Care system, the Barger Entities have a duty to defend and indemnify PFL from claims of the type made by PEI.

On January 30, 2007, PFL received notice of a default judgment entered against PFL in the amount of $2,100.  No Barger Entity was named as a defendant in the suit.  PFL never received notice of the complaint and did not become aware of the case until receipt of the entry of default judgment.  PFL has contacted PEI to explain that the complaint was not properly served and that PFL is not a proper party to the suit.  PEI has advised that it will not take steps to have the case against PFL dismissed. PFL expects the Barger Entities to resolve the outstanding default judgment PEI has obtained against PFL.

Precision Franchising LLC v. High Tech Tune I, Inc. and Jerry L. Yohey, Loudoun County Circuit Court, CL00032449-00, filed September 13, 2004.

The defendant, High Tech Tune I (High Tech), was a Precision Tune Auto Care (PTAC) franchisee located in Alabama. Defendant Mr. Jerry L. Yohey personally guaranteed High Tech’s Franchise Agreement and agreed to perform all of High Tech’s obligations under the Franchise Agreement.  Mr. Yohey failed to pay operating and advertising fees, thus causing the premature termination of the Franchise Agreement.  Mr. Yohey owes Precision Franchising LLC (PFL) $35,063.20 in unpaid operating fees, unpaid advertising fees, and lost future operating fees. Additionally, Mr. Yohey owes interest of at least $9,759.26.  PFL filed a complaint against Mr. Yohey and High Tech on September 13, 2004 and both Mr. Yohey and High Tech were served. On October 18, 2004, Mr. Yohey appeared in court and PFL filed a motion for summary judgment.  PFL has been unable to reach either Mr. Yohey or his counsel since October 18, 2004.  On February 23, 2007, PFL filed a motion to remain on the Loudoun County Circuit Court’s active docket.  PFL filed a motion for default judgment on March 29, 2007.  On April 6, 2007, judgment was entered against Mr. Yohey and High Tech.

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

PTAC intends to vigorously defend the claims filed against it.  At this time, there is no evidence that Jacqueline Berard had her vehicle serviced by a Precision Tune Auto Care franchise and, if she did, PTAC and the franchisee have an independent contractor relationship since PTAC does not in any way control the business operations of its franchisees.  Furthermore, the franchisee’s insurance carrier has agreed to provide a defense and has retained counsel for that purpose.  On July 13, 2006, PTAC filed its response to Bergeron and Berard-Linford’s respective Petitions for Damages; on July 14, 2006, PTAC filed its response to Barras’s Petition for Damages; On July 16, 2006, PTAC filed its response to Escuriex’s Petition for Damages. In each case, PTAC denied the allegations asserted against it.  The parties are currently conducting discovery.  Depositions will take place on April 25, 2007 and PTAC will file a Motion for Summary Judgment within a few days of the depositions.  On April 3, 2007, PTAC requested that Plaintiffs voluntarily dismiss PTAC as a party to this case.  PTAC sent the Plaintiffs a petition to amend the complaint by dismissing PTAC as a party to the case.  On April 17, 2007, Plaintiffs advised they will not sign the petition to amend the complaint until they have taken the deposition of PTAC’s franchisee. The deposition is scheduled for April 25, 2007.

Precision Franchising LLC v. James Barger, Robert Hedayati, Pacific Coast Precision, Inc., Pars Ventures, Inc., USDC ED VA (Alexandria District), 1:06cv01346, Filed: November 29, 2006

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

Pars, Barger, Hedayati, and PCPI have been operating three locations in California using PFL’s trademarks and trade dress without franchise agreements.  PFL has repeatedly demanded that Pars, Barger, Hedayati and PCPI sign a franchise agreement for the three California locations without any response from Pars, Barger, Hedayati or PCPI.  PFL filed a complaint against the Pars, Barger, Hedayati and PCPI on November 29, 2006.   Pars and PCPI were served on December 6, 2006 and Hedayati and Barger were served on December 7, 2006. Answers to the complaint were due on December 26, 2006 and December 27, 2006, respectively.  Pars, Barger, Hedayati and PCPI did not file an Answer; therefore, on January 8, 2007 an order was entered referring the case to a magistrate judge for default proceedings.  The default judgment hearing was set for February 9, 2007 and continued until February 16, 2007. Plaintiff’s report and recommendations regarding the motion for default judgment were entered by the magistrate judge on March 28, 2007.  The magistrate judge recommended that default judgment be entered against Pars, Barger, Hedayati and PCPI in the amount of $136,825.72.  Pars, Barger, Hedayati and PCPI’s objections to the report and recommendations were due by April 11, 2007.  PFL expects to obtain a default judgment against Pars, Barger, Hedayati and PCPI.  The parties are currently discussing a settlement.

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

On October 30, 2006, Franchisees filed an answer to PTAC’s complaint and filed a counterclaim, as well as a motion to transfer the case to the Richmond Division of the US District Court for the Eastern District of Virginia and a motion to dismiss. On December 27, 2006, the judge ruled in favor of PTAC and denied the Franchisees’ motions to dismiss and to transfer.  On February 7, 2007, PTAC filed a proposed discovery plan.  An initial pretrial conference occurred on February 14, 2007 before a Magistrate Judge and a scheduling order was entered.  Depositions are currently scheduled for May 7, 2007.

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

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

Precision Auto Care, Inc.

By:	/s/ Robert R. Falconi
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Falconi	President and	May 9, 2007
Robert R. Falconi	Chief Executive Officer

/s/ Mark P. Francis	Chief Financial Officer	May 9, 2007
Mark P. Francis