Form 10KSB
period 2007-06-30
PRECISION AUTO CARE INC
filed 2007-09-25
CIK 1038541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Common Stock, par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were: $12,071,612.

The aggregate market value of Common Stock held by persons not “affiliated” with the issuer at August 31, 2007 was approximately $3,600,000 based on the closing price of $0.35 per share. As of August 31, 2007, 28,993,752 of Common Stock were issued and outstanding.

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

PART I

Item 1.                        Business

OVERVIEW

Precision Auto Care, Inc. (“PACI” or the “Company”) is a franchisor of automotive service centers owned and operated by licensed franchisees. These franchises are located in the United States and in certain foreign countries. In addition, the Company owns and operates an automotive service center. At June 30, 2007, the Company had 28 total employees of which 26 were full time employees. Through its franchised centers, services are provided to automobile owners and focus on those high-frequency items required on a periodic basis to maintain the vehicle properly.

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

The Company is the result of the November 1997 combination of WE JAC Corporation (the owner of Precision Tune Auto Care) and nine other automotive maintenance services companies in connection with its initial public offering. With the goal of returning focus on core operations, the Company disposed of ancillary businesses. Now the Company focuses on the automotive aftermarket, which is comprised of Precision Tune Auto Care (“PTAC”), and provides automotive services through franchised and company-owned operations located in the United States and in certain foreign countries.

•       PTAC provides automotive maintenance and repair services, such as engine performance, oil change and lubrication and brake services, which require relatively short service times. At June 30, 2007, these services were provided at one center owned and operated by the Company and 400 domestic and international Precision Tune Auto Care centers owned and operated by franchisees.

OPERATIONS

Precision Tune Auto Care

Precision Tune Auto Care is a franchisor of automotive service centers that provide specialized quality maintenance and repair services that require relatively short service times. The automotive care services provided by Precision Tune Auto Care centers include the diagnosis, maintenance and repair of ignition systems, fuel systems, computerized engine control systems, cooling systems, starting/charging systems, emissions control systems, engine drive train systems, electrical systems, air conditioning systems, oil and other fluid systems, and brake systems. The Company has recently made the decision to sell tires and tire related services at the centers as well. In addition, the Company owns and operates an automotive service center.

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

Precision Tune Auto Care’s area-development system has played a significant role in its franchise development efforts. Under this system, Precision Tune Auto Care has entered into area-development agreements that grant area developers the right and obligation to develop franchises within specific geographic regions for stated periods of time. Franchise agreements within the area are between the Company and the franchisee. The area developer typically receives up to one-half of the initial franchise fee, one-half of the subsequent royalty revenues and one-half of franchise renewal and transfer fees. After the creation of a franchise, the area developer performs many of Precision Tune Auto Care’s franchise support obligations. As of June 30, 2007, 16 area developers and their affiliates had an ownership interest in approximately 26% of the total number of Precision Tune Auto Care centers.

Open Area Development.   Precision Tune Auto Care’s current strategy is also to pursue new area developers to develop open areas in which current area developers have not been granted rights. To attract new area developers, the company employs strategies similar to those used in marketing unit franchises. However, the net worth requirements for prospective area developers are greater than those required for a unit franchisee. These requirements range from $500,000 to $1,000,000 net worth, depending upon the size of the particular area.

FRANCHISING ACTIVITIES

Precision Tune Auto Care.   As of June 30, 2007, the overwhelming majority of Precision Tune Auto Care domestic and international centers were owned and managed by franchisees. Precision Tune Auto Care’s domestic franchises have been sold during the preceding years under franchise agreements that vary in detail as the Precision Tune Auto Care’s franchise program has evolved. Royalty rates in existing franchise agreements range from 6.0% to 7.5%. Currently, Precision Tune Auto Care’s standard franchise agreement requires payment to the Company of an initial franchise fee of $25,000 and a continuing royalty of 6.0% to 7.5% of weekly gross receipts. In addition, the franchisee is required to contribute to or expend up to 9% of weekly gross receipts on advertising, of which 1.5% is currently paid into the national marketing fund and up to 7.5% of which is spent locally. The current standard form franchise agreement has an initial term of ten years and provides for five-year renewal options.

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

The Company also enters into master franchise agreements to develop international markets. At the present time, the Company has master franchise agreements in Taiwan, Oman, Indonesia, United Arab Emirates, the Dominican Republic, El Salvador, Saudi Arabia, China, Spain, Portugal, Qatar, Kuwait and Bahrain. Generally, the master franchisee pays a license fee and is required to develop Precision Tune Auto Care centers in accordance with an agreed upon schedule within the defined area. Franchise agreements within the area are between the master franchisee and the unit franchisee. The master franchisee is required to perform all of the obligations of the franchisor including training, administrative and operational support, and the Company generally receives 20% of the initial franchise fee and 20% of royalty fees.

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

Control by Management and Principal Shareholders.   As of August 31, 2007, the Company’s directors, executive officers and shareholders beneficially owning more than 5% of its outstanding common stock, in the aggregate, beneficially owned approximately 83% of its outstanding common stock. Accordingly, these persons have substantial influence over its affairs, including the ability to influence the election of directors and appointment of management, the outcome of votes by its shareholders on major corporate transactions, including mergers and the sales of substantial assets and other matters requiring shareholder approval.

Franchising Regulations.   The Company is subject to federal, international and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. See “Business—Government Regulation.” Its failure to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. From time to time, the Company experiences periods during which sales are restricted while the Company registers updates of its disclosure material with various states, such delays may have an adverse effect on its ability to offer and sell franchises. In addition, the Company may become subject to litigation with, or other claims filed with state, federal or international authorities by, franchisees or area developers based on alleged unfair trade practices, implied covenants of good faith and fair dealing or express violations of agreements. Accordingly, its failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

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

EXECUTIVE OFFICERS OF PRECISION AUTO CARE, INC.

Louis M. Brown, Jr., age 64 became Chairman of the Board in October 2003. From October 2003 to May 2006, he was Chairman of the Board and Chief Executive Officer. From August 2000 until October 2003, he was the Company’s President and Chief Executive Officer. He is Vice Chairman of Micros Systems, Inc. since April 2003 and was Chairman of the Board from January 1987 to April 2003.

Robert R. Falconi, age 53, became Chief Executive Officer in May 2006. He also remains President. From November 2003 to April 2006, he was Chief Operating Officer and Chief Financial Officer. From March 2002 to October 2003, he was Executive Vice President and Chief Operating Officer/Chief Financial Officer. From September 2000 to February 2002, he was the Company’s Vice President—Finance, Administration and Chief Financial Officer. From August 1998 until September 2000, he was Chief Financial Officer of Apptis, Inc.

Mark P. Francis, age 41, became Chief Financial Officer in May 2006. From October 2004 to April 2006, he was Controller. From April 2004 until October 2004, Mr. Francis was the Assistant Controller of the Company. From December 1999 until April 2004, he was an accounting manager of REHAU, Inc.

Frederick F. Simmons, age 45, became Senior Vice President, General Counsel and Secretary in March 2001. From December 1995 to February 2001, he was Assistant General Counsel and Assistant Secretary of Advantica Restaurant Group, Inc.

John T. Wiegand, age 45, became Senior Vice President—Operational Programs and Training in March 2002. From August 2000 to March 2002, he was Senior Vice president of Franchise Operations and from June 1998 to August 2000, he was Vice President of North American Operations. Mr. Wiegand joined WE JAC Corporation, the Company’s predecessor, as Director of Field Operations in August 1996.

Kevin Bates, age 45, became Senior Vice President of Marketing in August 2004. From October 1999 to August 2004, Mr. Bates was Vice President—Marketing and Advertising. From January 1998 until October 1999, he was our Director of Field Operations.

Joel Burrows, age 50, became Vice President—Training/Research and Development in September 1999. From December 1997 until September 1999, he was the PTAC Director of Training/Research and Development.

Glyn D. Massingill, age 61, became Vice President—Franchise Services in January 2000. From September 1990 through December 1999, Mr. Massingill was Vice President and General Manager of Precision Automotive Components Manufacturing and Distribution (PAC), a division of the Company.

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

This case stems from a dispute between an area developer of Precision Franchising LLC (PFL) and one of its vendors. PFL does not believe it is a proper party to this suit.

The plaintiff, Triton Commercial Building Contractors, Inc. (Triton), is in the business of constructing buildings for commercial use. Defendant Mr. Jeffrey Caldwell (Caldwell) is the President of RPM Solutions, Inc. (RPM). RPM is a Precision Tune Auto Care (PTAC) area developer and franchisee that operates several PTAC franchises in Ohio. Pursuant to executory contracts between RPM and PFL, RPM has a duty to defend and indemnify PFL and its affiliates, including Precision Tune Auto Care, Inc., from claims of the type made by Triton.

Triton alleges that in October 2005 Caldwell approached Triton and requested that Triton construct a building for a Precision Tune Auto Care franchise which Caldwell intended to rent from Triton. After Triton allegedly incurred significant costs, Caldwell informed Triton that he had engaged another contractor to construct a building for the Precision Tune Auto Care franchise. Triton filed a complaint in the Common Pleas Court of Green County, Ohio on March 13, 2007 requesting judgment against Caldwell and Precision Tune Auto Care, Inc. in the amount of $136,000 plus punitive damages, interest, costs, attorneys’ fees, and any other legal or equitable relief the Court deems proper. PFL sent a letter to Caldwell and RPM advising them of their duty to indemnify Precision Tune Auto Care, Inc. Counsel has been retained by Caldwell to provide a defense to these claims. An answer to the complaint was filed on

April 10, 2007. Precision Tune Auto Care filed a motion for summary judgment without oral argument on May 23, 2007. Currently, the judge has yet to make a decision regarding the motion for summary judgment, and there have been no further developments in the case.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed January 11, 2001.

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment of approximately $1.3 million. The subsidiary is currently inactive and has no assets. As such, management believes this judgment will have no material impact on the Company’s consolidated results of operations. Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with the Company’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico.

Lumnivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of the Company, seeking payment of 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract. Praxis Afinaciones denies the allegations and is defending the allegations in the lawsuit.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock, par value $.01 per share (“Common Stock”) is publicly traded on the National Association of Security Dealers Inc.’s OTC Bulletin Board and is quoted under the symbol “PACI.’’

The following table sets forth the high and low sales prices on NASD OTC Bulletin Board for the Common Stock during the fiscal years ended June 30, 2007, and June 30, 2006, respectively. To date, the Company has not paid any Common Stock dividends and does not anticipate paying any Common Stock dividends in the foreseeable future; however dividends are currently being paid on the Company’s Series A redeemable preferred stock (see “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources”).

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2007

Quarter	High	Low
First	$0.65	$0.45
Second	0.52	0.35
Third	0.50	0.40
Fourth	0.51	0.35

Fiscal Year Ended June 30, 2006

Quarter	High	Low
First	$1.10	$0.85
Second	1.00	0.67
Third	0.80	0.55
Fourth	0.70	0.55

As of August 31, 2007, there were approximately 183 record holders of Common Stock and approximately 600 beneficial owners of the Company’s Common Stock.

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

No shares were repurchased by or on behalf of the Company during the fourth quarter of 2007.

Item 6.                        Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion should be read in conjunction with the consolidated Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

Precision Auto Care is a global franchisor of auto care centers. Company revenues are derived from four primary areas: franchise development, royalties, company-operated retail stores and product sales. Franchise development revenues include sales of franchises and master licenses. Royalty revenues are derived from royalty fees paid by individual franchisees to the Company based on qualified retail sales by the franchisee. Retail revenues are realized from providing maintenance and repair services, as well as from the parts that are provided as part of that service to the general public. Product revenues are derived from the sale of automotive related supplies and equipment to individual franchisees.

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

Critical Accounting Policies

The following is a summary of the Company’s critical accounting policies. For a full description of these and other accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgments based on available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Impairment testing is performed in the first quarter of each fiscal year. The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the underlying business. The fair value of the franchising operations exceeded its carrying value by a substantial margin. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired. There was additional goodwill of $230,000 associated with the purchase of an operating automotive service center during the second quarter of fiscal year 2007. As previously stated, the annual impairment testing was performed in the first quarter of the current fiscal year, thus this transaction was not included. However, there were no substantial changes in the operations of the automotive service center that would indicate impairment (see Note 5 of the Consolidated Financial Statements).

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. In assessing the need for a valuation allowance against the deferred tax asset, management considers factors such as future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of June 30, 2007, the Company decided to release its $2.9 million valuation allowance as it has determined that it is more likely than not that the assets will be realized in future years.

While the Company anticipates recognizing a full provision in future periods, the Company expects to pay only alternative minimum tax and state taxes until such time that our net operating loss carryforwards are fully utilized.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. The Interpretation

provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning July 1, 2007. The Company is required to disclose the cumulative effect of the change in retained earnings as of the date of adoption, and such disclosure is required only in the year of adoption. Based on our current assessment, the Company believes that the impact to the consolidated financial statements taken as a whole will be in the range of $100,000 to $150,000.

In fiscal year 2007, we adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently are assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

Results of Operations

Comparison of the year ended June 30, 2007 to the year ended June 30, 2006

Summary (in thousands)

	Twelve Months Ended June 30,
	2007	%	2006	%
Automotive care franchising revenue	$10,620	88	$10,949	93
Automotive care development revenue	667	6	436	4
Company-operated store retail revenue	415	3	—	—
Other	369	3	334	3
Total revenues	$12,071	100%	$11,719	100%
Automotive care franchising direct cost	6,785	56	6,864	59
Automotive care development direct cost	595	5	324	3
Company-operated store cost	417	3	—	—
Other	344	3	286	2
Total direct costs	8,141	67	7,474	64
General and administrative expense	3,172	26	2,999	25
Depreciation and amortization expense	59	1	67	1
Operating income	699	6	1,179	10
Other income	197	1	134	1
Earnings before taxes	896	7	1,313	11
(Benefit) provision for income taxes	(2,513)	3	590	5
Net income	3,409	4	723	6
Preferred stock dividends	2	—	2	—
Net income applicable to common shareholders	$3,407	4%	$721	6%

Revenue.   Total revenue for the year ended June 30, 2007 was $12.1 million, an increase of approximately $352,000, or 3%, compared with total revenue of $11.7 million for the year ended June 30, 2006.

Automotive care franchising revenue for the year ended June 30, 2007 was $10.6 million, a decrease of approximately $329,000, or 3%, compared with automotive care revenue of $10.9 million for the year ended June 30, 2006. The decrease was due to a decrease in royalty revenue of approximately $193,000 due to franchisees participating in the partners in profit program and qualifying to pay a lower royalty percentage on their weekly sales (see Part I Item 1. Business—Franchising Activities). Additionally, there was a decrease in distribution sales and international royalties in the amount of $122,000 and $14,000, respectively.

Automotive care development revenue for the year ended June 30, 2007 was $667,000, an increase of approximately $231,000, or 53%, compared with automotive care revenue of $436,000 for the year ended June 30, 2006. The increase was primarily due to a net increase in revenue from area rights in the amount of $240,000, which was primarily due to the $225,000 of revenue recognized from the installment payments from Precision-Sociedade Gestora de Franchising S.A. de C.V. for the area rights to Spain. Additionally, there was an increase in transfer revenue in the amount of approximately $34,000 offset by a decrease in franchise sales revenue in the amount of $43,000.

Company-operated store retail revenue for the year ended June 30, 2007 was $415,000. The Company purchased an operating automotive service center in October 2006, thus there was no comparable revenue for the year ended June 30, 2006 (see Note 5 of the Consolidated Financial Statements).

The Company recognized revenue from foreign franchisee operations of $559,000 and $311,000 for the fiscal years ended June 30, 2007 and 2006, respectively. This increase was primarily due to the $225,000 of revenue recognized from the installment payments from Precision-Sociedade Gestora de Franchising S.A. de C.V. for the area rights to Spain. Additionally, $110,000 of revenue was recognized from the signing of the master franchise agreements for Qatar, Kuwait, Bahrain and five provinces in the People’s Republic of China. There was no comparable revenue in 2006. The Company terminated the original China master franchise agreement during 2006. There was $53,000 of revenue recognized from the terminated agreement for the fiscal year ended June 30, 2006 (see Note 3 of the Consolidated Financial Statements).

Other revenue for the year ended June 30, 2007 was $369,000, an increase of approximately $35,000, or 10%, compared to $334,000 for the year ended June 30, 2006. The increase in other revenue was primarily due an increase of approximately $72,000 from support fees associated with the point of sale system offset by a decrease in training and rebate programs revenue of approximately $37,000.

Direct Cost.   Total direct cost for the year ended June 30, 2007 totaled $8.1 million, an increase of approximately $667,000 or 9%, compared with $7.5 million for the year ended June 30, 2006.

Automotive care franchising direct cost for the year ended June 30, 2007 totaled $6.8 million, which was comparable to the year ended June 30, 2006.

Automotive care development direct cost for the year ended June 30, 2007 totaled $595,000, an increase of $271,000 or 84%, compared with $324,000 for the year ended June 30, 2006. In FY ‘07, the Company bought back the area developer rights to the Dallas, Texas and southern Florida markets for $285,000. There was no comparable expense for the year ended June 30, 2006 (see Note 9 of the Consolidated Financial Statements).

Company-operated store costs for the year ended June 30, 2007 were $417,000. The Company purchased an operating automotive service center in October 2006, thus there was no comparable expense for the year ended June 30, 2006 (see Note 5 of the Consolidated Financial Statements).

Other direct cost for the year ended June 30, 2007 totaled $344,000, an increase of $58,000 or 20%, compared with $286,000 for the year ended June 30, 2006. The increase in other direct cost was primarily due to an increase in support costs associated with the point of sale system offset by a decrease in training and rebate programs expenses.

General and Administrative Expense.   General and administrative expense was $3.2 million for the year ended June 30, 2007, an increase of approximately $173,000 or 6%, compared with $3.0 million for the year ended June 30, 2006. For the years ended June 30, 2007 and 2006, respectively, the Company recorded a benefit of approximately $46,000 and $207,000 related to variable accounting for certain outstanding stock options because the Company’s stock price declined during the last twelve months. In addition to the $161,000 difference from the variable accounting adjustment, the Company recorded a pre-tax compensation expense of approximately $45,000 due to the adoption of SFAS No. 123(R). This increase was offset by approximately $33,000 due to the efforts of management’s on-going cost reduction initiatives in general and administrative expenses.

Operating Income.   The Company recorded operating income for the year ended June 30, 2007 of approximately $699,000, a decrease of $480,000, or 41%, compared with an operating income of $1.2 million for the year ended June 30, 2006. As discussed previously, there were multiple variables that attributed to the decrease in operating income during the year ended June 30, 2007. The most significant variables were the expense incurred for the termination of the area developer agreements, the impact of the difference in the benefit recorded related to variable accounting for stock options and the additional compensation expense from the implementation of SFAS No. 123 (R).

Other Income.   The Company recorded other income of $197,000 for the year ended June 30, 2007, an increase of approximately $63,000 or 47% compared to $134,000 in other income for the year ended June 30, 2006. This increase is primarily due to an increase in interest income.

Income Taxes.   The Company’s effective tax rate for the year ended June 30, 2007 and 2006 was approximately—280% and 45%, respectively. The significant fluctuation in the effective tax rate was due to management releasing the remainder of the tax valuation allowance of $2.9 million as of June 30, 2007. This adjustment was based upon management’s assessment of the recoverability of deferred taxes which included its recent history of generating pre-tax income and projections of future earnings.

Net Income Applicable to Common Shareholders and Earnings Per Share.   The Company recorded Net Income Applicable to Common Shareholders of $3,407,000, or $0.12 per share, for the year ended June 30, 2007 compared to $721,000, or $0.02 per share, for the year ended June 30, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at June 30, 2007 was $4.9 million. During the period, cash provided by operations was $798,000.

Cash used in investing activities for the twelve months ended June 30, 2007 was $370,000. Cash used in investing activities consisted of the purchase of property and equipment of $40,000 for use in the Company’s franchise operations and $330,000 for the purchase of a company-operated store.

Cash used in financing activities for the twelve months ended June 30, 2007 was $10,000. Cash used in financing activities consisted primarily of the payments of dividends and a capital lease obligation.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2008. At June 30, 2007, the entire line of credit was available.

Equity Transactions

In August 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt. Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

Line-of-Credit

On February 28, 2007, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at June 30, 2007) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. The Company has not borrowed against this line of credit. Under this agreement, the Company must meet financial covenants relating to profitability, debt service coverage and a maximum leverage ratio. The Company was in compliance with all such covenants as of June 30, 2007 and 2006, respectively.

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

Item 7.                        Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Auto Care, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
September 24, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Auto Care, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Precision Auto Care, Inc. (the Company) and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Precision Auto Care, Inc. and subsidiaries as of June 30, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
McLean, Virginia
September 13, 2006

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,859,025	$4,441,850
Accounts receivable, net of allowance of $215,792 and $228,642, Respectively	371,716	499,364
Notes receivable, net of allowance of $155,943 and $184,856, respectively	110,700	115,145
Deferred tax asset	810,821	447,710
Other assets	414,102	395,737
Total current assets	6,566,364	5,899,806
Property and equipment, net	151,791	121,681
Goodwill	8,941,744	8,711,744
Notes receivable, net of allowance of $346,056 and $269,222, respectively	159,656	140,385
Deferred tax asset	4,873,376	2,667,970
Deposits and other	74,394	23,685
Total assets	$20,767,325	$17,565,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Capital lease obligation—current	8,989	7,853
Accounts payable and accrued liabilities	257,330	255,138
Taxes payable	551,098	565,541
Accrued commission payable	216,061	314,077
Accrued salaries and related expenses	390,251	375,648
Due to related party	190,801	167,053
Deferred revenue	196,140	320,029
Total current liabilities	1,810,670	2,005,339
Capital lease obligation, net of current portion	26,357	35,346
Total liabilities	1,837,027	2,040,685
Commitments and contingencies	—	—
Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312
Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,808,942	67,809,836
Accumulated deficit	(49,284,894)	(52,691,500)
Total stockholders’ equity	18,813,986	15,408,274
Total liabilities and stockholders’ equity	$20,767,325	$17,565,271

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2007	2006
Revenue:
Franchise royalties	$10,619,819	$10,948,289
Franchise development	667,396	436,454
Company-operated retail store	415,397	—
Other	369,000	334,524
Total revenues	12,071,612	11,719,267
Direct cost:
Franchise support and other	7,723,939	7,474,006
Company-operated retail store	416,725	—
Total direct costs	8,140,664	7,474,006
General and administrative expense	3,172,076	2,999,518
Depreciation expense	59,608	67,284
Operating income	699,264	1,178,459
Interest expense	(7,690)	(8,171)
Interest income	203,673	136,677
Other income	585	6,323
Total other income	196,568	134,829
Income before income tax (benefit) expense	895,832	1,313,288
(Benefit) provision for income taxes	(2,513,100)	589,644
Net income	3,408,932	723,644
Preferred stock dividends	2,326	2,326
Net income applicable to common stockholders	$3,406,606	$721,318
Net income applicable to common stock per common share—Basic	$0.12	$0.02
Net income applicable to common stock per common share—Diluted	$0.12	$0.02
Weighted average common shares outstanding—Basic	28,993,752	28,950,823
Weighted average common shares outstanding—Diluted	29,117,768	29,647,208

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2005	28,862,252	$288,623	$67,949,970	$(53,412,818)	$14,825,775
Issuance of common stock	131,500	1,315	40,415	—	41,730
Tax benefit from exercise of stock options	—	—	21,693	—	21,693
Stock based benefit due to variable accounting	—	—	(202,242)	—	(202,242)
Net income	—	—	—	721,318	721,318
Balance at June 30, 2006	28,993,752	$289,938	$67,809,836	$(52,691,500)	$15,408,274
Stock based benefit due to variable accounting	—	—	(45,634)	—	(45,634)
Stock based compensation	—	—	44,740	—	44,740
Net income	—	—	—	3,406,606	3,406,606
Balance at June 30, 2007	28,993,752	$289,938	$67,808,942	$(49,284,894)	$18,813,986

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended June 30,
	2007	2006
Operating activities:
Net income applicable to common shareholders	$3,406,606	$721,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,608	67,284
Bad debt expense	42,100	133,816
Loss on disposal of property and equipment	—	9,530
Decrease in deferred tax valuation allowance	(2,899,000)	—
Deferred taxes	330,483	529,805
Stock based benefit due to variable accounting	(45,634)	(202,242)
Stock based compensation	44,740	—
Changes in assets and liabilities:
Accounts and notes receivable	70,722	39,021
Prepaid expenses, deposits and other	(18,449)	(50,515)
Accounts payable and accrued liabilities	(93,338)	(168,626)
Due to related party	23,748	50,980
Deferred revenue and other	(123,889)	66,707
Net cash provided by operating activities	797,697	1,197,078
Investing activities:
Purchases of property and equipment	(40,343)	(42,188)
Purchase of company-operated store	(330,000)	—
Net cash used in investing activities	(370,343)	(42,188)
Financing activities:
Proceeds from issuance of common stock	—	41,730
Payment of preferred stock dividends	(2,326)	(2,326)
Repayment of capital lease	(7,853)	(32,012)
Net cash (used in) provided by financing activities	(10,179)	7,392
Net change in cash and cash equivalents	417,175	1,162,282
Cash and cash equivalents at beginning of year	4,441,850	3,279,568
Cash and cash equivalents at end of period	$4,859,025	$4,441,850
Cash paid for the period for:
Interest	$7,690	$8,171
Income taxes	$56,066	$73,748
Supplemental schedule of non cash investing and finance activities:
Property and equipment acquired under capital lease	$—	$47,875

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1—Business Description and Financial Statement Presentation

Precision Auto Care, Inc. (the ‘‘Company’’) is headquartered in Leesburg, VA and is a franchisor of automotive maintenance service centers which provide specialized automotive care services, and fast oil change and lube services. The company-owned center and franchisee owned centers operate primarily under the Precision Tune Auto Care brand name.

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

The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement and to the extent no known issues involving collection exist. In the case when receivables are not likely to be collected, the Company establishes reserves for such amounts. Such reserves are based upon our historical collection experience with the various franchisees taking into consideration the financial stability of such franchisees.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisees.

Retail revenues are realized from providing maintenance and repair services, as well as from the parts that are provided as part of that service to the general public, are recognized when the service is performed.

Cash and Cash Equivalents

Cash and cash equivalents, consisting of certificates of deposit of approximately $3.1 million, are comprised of highly liquid debt instruments with original maturities of three months or less. Cash balances may exceed insured amounts.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company would record a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset.

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and line of credit debt. The fair value of cash, accounts receivable, accounts payable and borrowings outstanding under our line of credit approximate their respective carrying values at June 30, 2007 and 2006 based on the short-term maturities of these instruments.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $60,000 and $10,000 in advertising costs for the years ended June 30, 2007 and 2006, respectively.

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

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Impairment testing is performed in the first quarter of each fiscal year. The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the underlying business. The fair value of the franchising operations exceeded its carrying value by a substantial margin. Based upon the above, management has concluded that the $8.7 million carrying value of goodwill was not impaired. There was additional goodwill of $230,000 associated with the purchase of an operating automotive service center during the second quarter of fiscal year 2007. As previously stated, the annual impairment testing was performed in the first quarter of the current fiscal year, thus this transaction was not included. However, there were no substantial changes in the operations of the automotive service center that would indicate impairment (see Note 5).

Accounting for Stock Based Compensation

On July 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for the periods beginning fiscal 2007.

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements for the twelve months ended June 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $45,000 (included in general and administrative expenses), $26,000 after-tax and $0.00 per share on a diluted basis in the period ended June 30, 2007 associated with the expensing of stock options. Employee stock option compensation expense in 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. Pro forma stock based compensation of approximately $115,000 for the twelve months ended June 30, 2006 was related to employee stock options, which the Company had been recognizing under previous accounting standards for disclosure purposes only.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for the stock-

based awards to employees and directors using the intrinsic value method. Additionally, certain outstanding stock options are subject to variable accounting. In the years ended June 30, 2007 and 2006, the Company recorded a benefit of approximately $46,000 and $207,000, respectively, as a result of a decline in the Company’s stock price over the previous twelve months.

A summary of option activity under all plans as of June 30, 2007 and 2006, respectively, and changes during the periods then ended are presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
June 30, 2005	1,721,700	0.85	5.88
Options granted	—	—
Options exercised	(120,000)	.31
Options forfeited	—	—
June 30, 2006	1,601,700	0.89	5.0
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
June 30, 2007	1,601,700	0.89	4.54

No options were granted in the twelve months ended June 30, 2007 and 2006, respectively. The exercise price of options outstanding at June 30, 2007 ranged from $0.25 to $10.00 per share.

A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes during the period is presented below:

	Shares Under Option	Weighted- Average Grant Date Fair Value
Non-vested shares at June 30, 2006	271,667	.61
Granted	—
Vested	146,667
Forfeited	—
Non-vested shares at June 30, 2007	125,000	.62

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income and income per share as if the Company had accounted for our stock plans under the fair value method of SFAS 123(R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

Year Ended June 30, 2006
Net income applicable to common shareholders	$ 721,318
Deduct: Total stock-based compensation benefit reported in net income under the intrinsic value method	202,242
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	114,910
Pro forma net income	$ 404,166
Earnings per share:
Basic—as reported	$ 0.02
Diluted—as reported	$ 0.02
Basic—pro forma	$ 0.01
Diluted—pro forma	$ 0.01
Weighted average shares:
Weighted average common shares outstanding—Basic	28,950,823
Weighted average common shares outstanding—Diluted	29,647,208

Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at June 30, 2007 and 2006 was 1,945,320 and 1,986,635, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation for fiscal year 2007 and 2006. For the years ended June 30, 2007 and 2006, respectively 432,950 and 182,950 shares attributable to outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For The Years Ended June 30,
	2007	2006
Numerator:
Net income	$ 3,408,932	$ 723,644
Preferred stock dividends	(2,326)	(2,326)
Net income applicable to common Shareholders	$ 3,406,606	$ 721,318
Denominator:
Denominator for basic EPS weighted-average-shares	28,993,752	28,950,823
Common stock equivalents-stock options and warrants	124,016	696,385
Denominator for diluted EPS weighted-average-shares	29,117,768	29,647,208
Basic earnings per share applicable to common shareholders	$ 0.12	$ 0.02
Diluted earnings per share applicable to common shareholders	$ 0.12	$ 0.02

Reclassifications

Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3—Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning July 1, 2007. The Company is required to disclose the cumulative effect of the change in retained earnings as of the date of adoption, and such disclosure is required only in the year of adoption. Based on our current assessment, the Company believes that the impact to the consolidated financial statements taken as a whole will be in the range of $100,000 to $150,000.

In fiscal year 2007, we adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently are assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

Note 4—Master License Agreements

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

In May 2005, the Company signed a master franchise agreement with Precision—Sociedade Gestora de Franchising S.A. de C.V. giving that corporation a license to open and operate at least 180 Precision Tune Auto Care (PTAC) car care centers in Spain over a five year period. Under the terms of the agreement, Precision—Sociedade Gestora de Franchising S.A. de C.V. is obligated to pay the Company $750,000. The Company received $150,000 upon the signing of the master franchising agreement and will receive the remaining $600,000 through 2010 in accordance with an agreed upon payment schedule. The Company recognized revenue of $225,000 for the year ended June 30, 2007 as the Company had substantially fulfilled all required obligations. No comparable revenue was recognized for the year ended June 30, 2006. Additionally, future revenue will not be recognized until collection of such amounts is probable. Two centers were open as of June 30, 2007.

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

Note 5—Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2007	2006
Furniture and fixtures	$ 45,844	$ 1,066,753
Equipment	360,542	2,676,386
Capital leases	47,875	101,342
Leasehold improvements	65,070	64,461
Other items	86,986	338,411
	606,317	4,247,353
Accumulated depreciation	(454,526)	(4,125,672)
Property and equipment, net	$ 151,791	$ 121,681

Note 6—Acquisition

On October 19, 2006, the Company purchased an existing Precision Tune Auto Care center in Northern Virginia. This center will be operated as a company-owned store and operations of such have been included in the Company’s consolidated financial statements from the purchase date through June 30, 2007. The Company purchased the assets of this center for $330,000. Goodwill of $230,000 is deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Current assets	$ 10,000
Equipment	40,000
Intangible asset	50,000
Goodwill	230,000
Total assets acquired	$ 330,000

Note 7—Income Taxes

The (benefit) provision for income taxes consisted of the following items:

	Years Ended June 30,
	2007	2006
Current tax expense:
Federal	$ 35,000	$ 15,000
State	23,000	45,000
Total current tax expense	58,000	60,000
Deferred tax expense:
Federal	271,000	434,000
State	60,000	96,000
Total deferred tax expense	331,000	530,000
Change in valuation allowance	(2,899,000)	(—)
Total income tax (benefit) expense	$ (2,510,000)	$ 590,000

The effective tax rate differed from the statutory rate as follows:

	Years Ended June 30,
	2007	2006
Statutory federal rate	34%	34%
State taxes	7.3	8
Foreign taxes	1.8	—
Nondeductible expenses	0.6	1
Adjustment to deferred tax assets	(0.1)	2
Change in valuation allowance	(323.7)	—
Other	—	—
Effective tax rate	(280.10)%	45%

Deferred tax assets and liabilities reflect the effects of tax losses and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During fiscal year 2007 and 2006, the Company made an adjustment of $1,000 and $(29,000), respectively, to the deferred tax assets primarily to adjust cumulative temporary balances and the net operating loss carryforwards.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss	$ 4,970,000	$ 5,277,000
Other	714,000	738,000
	5,684,000	6,015,000
Valuation allowance for deferred tax assets	(—)	(2,899,000)
Net deferred taxes	$ 5,684,000	$ 3,116,000

As of June 30, 2007, the Company had net operating loss carryforwards for federal tax purposes of approximately $12.9 million, which expire from 2019 through 2024.

The Company regularly reviews the recoverability of its tax deferred assets and establishes a valuation allowance as deemed appropriate. As of June 30, 2006, the Company had a valuation allowance of $2.9 million against its deferred tax assets. Based on the Company’s evaluation of positive and negative evidence, which includes recent operating performance and projections for future profitability, management determined that it is more likely than not that its deferred tax assets would be realized. Accordingly, management released the remaining valuation allowance of $2.9 million.

Note 8—Debt

Line of Credit

On February 28, 2007, the Company renewed the $250,000 line of credit with Chevy Chase Bank. The interest rate on this line of credit is indexed to the Prime Rate as published in The Wall Street Journal (8.25% at June 30, 2007) and the Company has pledged the assets of its wholly-owned subsidiaries as collateral. The Company has not borrowed against this line of credit. Under this agreement, the Company must meet financial covenants relating to profitability, debt service coverage and a maximum leverage ratio. The Company was in compliance with all such covenants as of June 30, 2007 and 2006, respectively.

Capital Lease Obligations

Capital lease obligations consist of the following:

	June 30,
	2007	2006
Lease obligations	$35,346	$43,199
Less: current maturities	(8,989)	(7,853)
Long-term portion	$26,357	$35,346

The future capital lease obligations with maturities in excess of one year as of June 30, 2007 are as follows:

Future Maturities
2008	8,989
2009	10,289
2010	11,776
2011	4,292
$35,346

Note 9—Lease Commitments

At June 30, 2007, the Company has lease commitments for office space, a training center, and a number of service center locations as well as office equipment under operating and capital leases. These leases expire between 2008 and 2012, with renewal options in certain of the leases. The monthly rent for the office space increases by 3% on February 1 of each year. Most of the service center location leases are subleased to franchisees. The Company recognizes rent expense on a straight-line basis for certain leases which contain fixed escalations. Rent expense for office space and warehouse facilities of approximately $347,000 and $350,000 is included in operating expenses for the years ended June 30, 2007 and 2006, respectively. Rent expense for service center locations of approximately $130,000 and $47,000 is recorded net of sublease income of $73,000 and $47,000 for the years ended June 30, 2007 and 2006, respectively.

Operating Leases

The future minimum lease payments and related sublease payments for operating leases with terms in excess of one year as of June 30, 2007 are as follows:

	Future Minimum Lease Payments	Sublease Income	Net
2008	$629,000	$210,000	$419,000
2009	378,000	91,000	287,000
2010	92,000	—	92,000
2011	94,000	—	94,000
2012	48,000	—	48,000
	$1,241,000	$301,000	$940,000

Capital Leases

At June 30, 2007 and 2006, the Company had recorded capital assets of $47,875 and $101,341, respectively. Accumulated amortization related to the leased assets was $16,756 and $60,649 at June 30, 2007 and 2006, respectively.

The future minimum lease payments for capital leases with terms in excess of one year as of June 30, 2007 are as follows:

Future Minimum Lease Payments
2008	13,244
2009	13,244
2010	13,244
2011	4,414
Total lease payments	$44,146
Less amounts representing interest	8,800
Present value of net lease payments	$35,346

Lease

On July 15, 2006, the Company was party to a lease amendment related to one of its franchise centers. Under the terms of the original lease agreement which was executed in fiscal year 2001, the Company agreed to guarantee the lessee performance. Under the terms of the amendment, the Company has agreed to continue its guarantor obligations in conjunction with the leasing of the facility to another non-related party. The terms of the amendment are in effect through April 30, 2009. In the event that the new lessee defaults, the Company could be required to perform as the lessee resulting in additional rental expense of approximately $136,400 through April 30, 2009. In accordance with the provisions of FIN 45; Guarantor’s Accounting and Disclosure Requirements for Guarantees, the Company utilized a third party to assist with assessing the fair value of the leased property. Based on the fair market valuation of comparable properties, if there was an imbedded premium in the lease due to the fact the Company was the guarantor on the lease, it was immaterial. The Company did not record a liability at the inception of the lease amendment for issuing the guarantee pursuant to paragraph 9 of FIN 45.

Note 10—Area Developer Agreements

On January 4, 2007, the Company and the area developer for the Dallas, Texas market mutually agreed to terminate the area developer agreement for the Dallas, Texas market for an amount slightly in excess of $100,000. The Company bought back the area rights and the amount was expensed as a direct franchise support cost for the year ended June 30, 2007.

On February 15, 2007, the Company and the area developer for the southern Florida market mutually agreed to terminate the area development agreement for the Florida market for an amount slightly in excess of $150,000. The Company bought back the area rights and the amount was expensed as a direct franchise support cost for the year ended June 30, 2007.

With no area developer for these markets, the Company will support the franchisees and develop new stores in that market and will keep 100 percent of the royalty stream instead of splitting those monies with an area developer.

Note 11—Related Party Transactions

The Company manages the operation of PTAC Marketing Fund, Inc. (‘‘PMF’’), the national advertising fund for Precision Tune Auto Care Centers, pursuant to a Management Agreement approved by the Board of Directors of PMF, which is comprised of franchisee and Company personnel. The Company charged PMF $707,000 and $741,000 for administrative and other expenses incurred on behalf of PMF, for the years ended June 30, 2007 and 2006, respectively. Based on the timing of receipts and disbursements, it is common for amounts to be due to and from the Company and PMF. At June 30, 2007 and 2006, the amount due from PMF was $58,000 and $61,250, respectively. This amount is included in accounts receivable. At June 30, 2007 and 2006, the amount due to PMF was $190,801 and $167,053, respectively. This amount is included in due to related party.

Bassam N. Ibrahim, a director of the Company, is a shareholder in Buchanan Ingersoll PC, an Alexandria, Virginia law firm that performs legal services for the Company related to intellectual property protection. Fees paid in the amount of approximately $49,000 and $44,000 to the firm by the Company in the fiscal years ended June 30, 2007 and 2006, respectively, did not exceed five percent of the firm’s gross revenues.

Note 12—Stockholders’ Equity

Voting Rights and Outstanding Shares

Each share of non-voting preferred stock is entitled to receive, when and as declared by the Board of Directors, cumulative preferential cash dividends at the rate of 2% of the liquidation preference of the Series A redeemable preferred stock, $10.36 per share, per annum payable quarterly in arrears in cash on the last day, or the next succeeding business day, of January, April, July, and October in each year, beginning January 31, 2003. Accrued dividends were approximately $233 at June 30, 2007 and 2006, respectively.

Each share of common stock is entitled to one vote for each matter submitted to the shareholders for approval.

Common Stock Option Plan

In 1999, the Company’s Board of Directors and the Company’s stockholders approved the 1999 Employee Stock Option Plan (the ‘‘Option Plan’’) and, as amended, reserved 2,600,000 shares of common stock for issuance under the Plan. Options available for future grants under this plan were 307,000 at June 30, 2007.

Options reserved for issuance under predecessor plans consist of 400,000 related to the 1997 Employee Stock Option Plan, 175,000 related to the 1996 Employee Stock Option Plan, and 75,000 related to the 1998 Director’s Stock Option Plan. Options available for future grant at June 30, 2007, under these plans were 327,500, 175,000 and 75,000, respectively. The Compensation Committee of the Company’s Board of Directors determines the recipients of the award to be granted, exercise price, vesting period, term and number of shares underlying the options.

The following is a summary of the Company’s stock option activity under all plans:

	Shares Under Option	Weighted- Average Exercise Price
June 30, 2005	1,721,700	0.85
Options granted	—	—
Options exercised	(120,000)	0.31
Options forfeited	—	—
June 30, 2006	1,601,700	0.89
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
June 30, 2007	1,601,700	0.89

At June 30, 2007 and 2006, options for 1,477,000 and 1,330,000 shares, respectively, were exercisable. No options were granted in fiscal year 2007 and 2006, respectively. The weighted average remaining contractual term of the options was 4.54 years as of June 30, 2007. The exercise price of options outstanding at June 30, 2007 ranged from $0.25 to $10.00 per share.

Outside Director’s Stock Plan

In 2000, the Company’s Board of Directors and the Company’s stockholders approved the 2000 Outside Directors’ Stock Plan and reserved 50,000 shares for issuance under the Plan. Shares available for future grants at June 30, 2007, under this plan were 37,000.

Warrants

In 1998, a subordinated debenture was executed with an LLC composed of certain members of the Company’s board of directors (Board LLC). Terms of the agreement included issuance of warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.44 per share. The number of shares outstanding related to warrants at June 30, 2007 and 2006 was 343,620.

Equity Transactions

In August 2005, 10,000 warrants were exercised pursuant to an agreement the Company reached to restructure the Board LLC subordinated debt. Upon the exercise of these warrants at the previously agreed to exercise price of $0.44 per share, the holder purchased 10,000 restricted shares of common stock for $4,400.

Note 13—Employees’ Savings Plan

The Company maintains a 401(k) plan under which the Company may contribute up to 25% of an employee’s first 6% of compensation deferred under the plan. Employees become eligible after attaining the age of 21 and completing three months of employment with the Company. The employees may elect to contribute all of their annual compensation subject to limitations set forth in the Internal Revenue Code. Employees’ contributions vest immediately. The employee matching contribution is discretionary and vests 20% after one year and in increments of 20% each additional year. The employee matching contributions for each of the years ended June 30, 2007 and 2006 were $27,000 and $31,000, respectively.

Note 14—Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part I Item 3. Legal Proceedings).

Note 15—Subsequent Event

On July 24, 2007, the Company purchased an existing Precision Tune Auto Care center in Beltsville, Maryland. This center will be operated as a company-owned store. The Company purchased the assets of this center for $140,000. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Current assets	$6,000
Equipment	19,000
Intangible asset	12,000
Goodwill	103,000
Total assets acquired	$140,000

Item 8.                        Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

On September 28, 2006 the Audit Committee of the Board of Directors of Precision Auto Care, Inc. (the “Company”) elected to change independent registered public accounting firms. As such, Grant Thornton LLP (“Grant Thornton”) was dismissed and Yount, Hyde & Barbour P.C. (“Yount, Hyde & Barbour”) were appointed the independent registered public accountants beginning first quarter of the fiscal year ending June 30, 2007.

Grant Thornton’s reports on the Company’s financial statements for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended June 30, 2006 and 2005, and through September 28, 2006, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference thereto in its reports on the Company’s financial statements for such years.

During the fiscal years ended June 30, 2006 and 2005, and through September 28, 2006, there were no “reportable events” with respect to the Company as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

As required by Item 4.01 of the current report on Form 8-K, we included the above disclosure in a Form 8-K we filed on October 2, 2006. We provided Grant Thornton with a copy of the disclosure in advance of filing the Form 8-K and requested that Grant Thornton furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it did not agree.

During our fiscal years ended June 30, 2006 and 2005 and through September 28, 2006, neither we nor anyone acting on our behalf consulted with Yount, Hyde &Barbour regarding any of the matters specified in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 8A.                Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and all other employees is attached as an exhibit in Item 13 of this report. If the Company makes any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

10.12	Renewal of Promissory Note dated February 28, 2007 between Precision Auto Care, Inc. and Chevy Chase Bank, F.S.B. is incorporated herein by reference.
21*	Significant Subsidiaries of the Company.
23.1*	Consent of Yount, Hyde and Barbour, P.C. Independent Auditors.
23.2*	Consent of Grant Thornton LLP, Independent Auditors.
31.1*	Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

Item 14.                 Principal Accountant Fees and Services

The required information will be set forth under “Principal Accountant Fees and Services” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in the Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 19, 2007.

PRECISION AUTO CARE, INC.
By:	/s/ ROBERT R. FALCONI
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LOUIS M. BROWN, JR.	Chairman of the Board	September 19, 2007
Louis M. Brown, Jr.
/s/ ROBERT R. FALCONI	President and Chief Executive Officer	September 19, 2007
Robert R. Falconi
/s/ WOODLEY A. ALLEN	Director	September 19, 2007
Woodley A. Allen
/s/ BASSAM N. IBRAHIM	Director	September 19, 2007
Bassam N. Ibrahim
/s/ JOHN D. SANDERS	Director	September 19, 2007
John D. Sanders
/s/ PETER C. KEEFE	Director	September 19, 2007
Peter C. Keefe
/s/ MARK P. FRANCIS	Chief Financial Officer	September 19, 2007
Mark P. Francis