Form 10QSB
period 2007-09-30
PRECISION AUTO CARE INC
filed 2007-11-13
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,993,752 shares of Common Stock as of October 22, 2007.

Transitional Small Business Disclosure Format:             Yes ☐       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐       No ☒

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements within the meaning of the Securities Act of 1933 (the ‘‘Securities Act’’) and the Securities Exchange Act of 1934. When used in this report, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and ‘‘plan’’ as they relate to Precision Auto Care, Inc. or its management are intended to identify such forward-looking statements. All statements regarding Precision Auto Care, Inc. or Precision Auto Care, Inc.’s expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although Precision Auto Care, Inc. believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth in the Company’s 10-KSB filing for the year ending June 30, 2007 under the caption ‘‘Business—Risk Factors,’’ general economic and business and market conditions, changes in federal and state laws, and increased competitive pressure in the automotive aftermarket services business.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,977,998	$4,859,025
Accounts receivable, net of allowance of $199,268 and $215,792, respectively	403,799	371,716
Notes receivable, net of allowance of $163,012 and $155,943, respectively	92,963	110,700
Deferred tax asset	793,098	810,821
Other assets	380,895	414,102
Total current assets	6,648,753	6,566,364

Property and equipment, net	221,680	151,791

Goodwill	9,045,265	8,941,744
Notes receivable, net of allowance of $255,511 and $346,056, respectively	116,838	159,656
Deferred tax asset	4,765,596	4,873,376
Deposits and other	87,519	74,394

Total assets	$20,885,651	$20,767,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable and capital lease obligation- current	26,485	8,989
Accounts payable and accrued liabilities	149,740	257,330
Taxes payable	664,085	551,098
Accrued commission payable	214,007	216,061
Accrued salaries and related expenses	407,356	390,251
Due to related party	142,733	190,801
Deferred revenue	174,755	196,140
Total current liabilities	1,779,161	1,810,670

Notes payable and capital lease obligation, net of current portion	75,476	26,357

Total liabilities	1,854,637	1,837,027

Commitments and contingencies	—	—

Series A redeemable preferred stock, $.01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $.01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,824,496	67,808,942
Accumulated deficit	(49,199,732)	(49,284,894)
Total stockholders’ equity	18,914,702	18,813,986
Total liabilities and stockholders’ equity	$20,885,651	$20,767,325

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,754,142	$2,663,983
Franchise development	38,063	50,682
Company-operated retail stores	202,317	—
Other	86,713	76,885

Total revenues	3,081,235	2,791,550

Direct cost:
Franchise support and other	1,804,549	1,798,942
Company-operated retail stores	236,197	—

Total direct costs	2,040,746	1,798,942

General and administrative expense	745,724	749,554
Depreciation and amortization expense	17,548	10,185

Operating income	277,217	232,869

Interest expense	(1,176)	(1,446)
Interest income	51,845	53,023
Other income	614	585

Total other income	51,283	52,162

Income before income tax expense	328,500	285,031
Provision for income taxes	136,853	115,700

Net income	191,647	169,331
Preferred stock dividends	582	582
Net income applicable to common shareholders	$191,065	$168,749

Net income per common share- Basic	$0.01	$0.01
Net income per common share- Diluted	$0.01	$0.01

Weighted average common shares outstanding—Basic	28,993,752	28,993,752
Weighted average common shares outstanding—Diluted	29,044,002	29,241,627

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$191,065	$168,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,549	10,185
Deferred taxes	125,503	101,827
Stock based compensation (benefit) due to variable accounting	7,675	(18,772)
Stock based compensation	7,879	20,285
Changes in assets and liabilities:
Accounts and notes receivable	12,951	(29,067)
Prepaid expenses, deposits and other	34,206	(61,437)
Accounts payable and accrued liabilities	(84,873)	44,752
Due to related party	(48,068)	(10,426)
Deferred revenue	(21,385)	3,206

Net cash provided by operating activities	242,502	229,302

Investing activities:
Purchase of property and equipment	(64,562)	(3,763)
Purchase of company-operated store	(50,000)	—

Net cash used in investing activities	(114,562)	(3,763)

Financing activities:
Payment of preferred stock dividends	(582)	(582)
Payment of capital lease obligation and notes payable	(8,385)	(1,865)

Net cash used in financing activities	(8,967)	(2,447)

Net change in cash and cash equivalents	118,973	223,092
Cash and cash equivalents at beginning of year	4,859,025	4,441,850

Cash and cash equivalents at end of period	$4,977,998	$4,664,942

Cash paid for the period for:
Interest	$1,176	$1,446
Income taxes	$10,535	$11,885

Supplemental schedule of non cash investing activities:
Company-operated store acquired under notes payable and release of notes receivable	$90,521	$—

See accompanying notes.

Precision Auto Care, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting primarily of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Precision Auto Care Inc.’s (the “Company”) annual report on Form 10-KSB for the year ended June 30, 2007.

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

Note 2 - Summary of Significant Accounting Policies

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The Company carried forward the valuation from fiscal year 2007 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Additionally, the Company reviewed the fair value of the company-owned store purchased in fiscal year 2007. Similar to the franchising operations, the fair value of the company-owned store was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above analysis, management has concluded that the $8.9 million carrying value of goodwill was not impaired. There was additional goodwill of $104,000 associated with the purchase of an operating automotive service center during the first quarter of fiscal year 2008, which was not included in the annual impairment test. However, there were no substantial changes in the operations of the automotive service center that would indicate impairment (see Note 6).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements as of and for three months September 30, 2007 and 2006, respectively, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $8,000 and $20,000 (included in general and administrative expenses), $5,000 and $12,000 after-tax and no impact per share on a diluted basis in the quarters ended September 30, 2007 and 2006, respectively, associated with the expensing of stock options. Employee stock option compensation expense includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for the stock-based awards to employees and directors using the intrinsic value method. Additionally, certain outstanding stock options are subject to variable accounting. In the three months ended September 30, 2007, the Company recorded compensation expense of approximately $8,000 related to variable accounting for certain outstanding stock options as a result of an increase in the Company’s stock price over the related three month period. Conversely, in the three months ended September 30, 2006, the Company recorded a benefit of approximately $19,000 because the Company’s stock price declined over the last three months.

A summary of option activity under all plans as of September 30, 2007, and changes during the period then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
June 30, 2007	1,601,700	0.89	4.54
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
September 30, 2007	1,601,700	0.89	3.78

No options were granted in the three months ended September 30, 2007 and 2006, respectively. The exercise price of options outstanding at September 30, 2007 ranged from $0.25 to $10.00 per share.

The intrinsic value of in the money options at September 30, 2007 and 2006 was approximately $20,000 and $102,000, respectively.

A summary of the status of the Company’s non-vested shares as of September 30, 2007 and changes during the period is presented below:

	Shares Under Option	Weighted-Average Grant Date Fair Value
Non-vested shares at June 30, 2007	125,000.62
Granted	—
Vested	125,000
Forfeited	—
Non-vested shares at September 30, 2007	—	—

Note 3 - Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at September 30, 2007 and 2006 was 1,945,320, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation. For the three months ended September 30, 2007 and 2006, respectively, 1,715,320 and 432,950 shares attributable to outstanding stock options and warrants were not included in the computation of diluted income per share as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	September 30,	September 30,
	2007	2006
Numerator:
Net income	$191,647	$169,331
Preferred stock dividends	(582)	(582)
Net income applicable to common shareholders	$191,065	$168,749
Denominator:
Denominator for basic EPS weighted-average-shares	28,993,752	28,993,752
Common stock equivalents- stock options and warrants	50,250	247,875
Denominator for diluted EPS weighted-average-shares	29,044,002	29,241,627
Basic earnings per share applicable to common shareholders	$0.01	$0.01
Diluted earnings per share applicable to common shareholders	$0.01	$0.01

Note 4 - Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

Note 5 - Acquisition

On July 24, 2007, the Company purchased an existing Precision Tune Auto Care center in Beltsville, Maryland. This center will be operated as a company-owned store and operations of such have been included in the Company’s consolidated financial statements from the purchase date through September 30, 2007. The Company purchased the assets of this center for $141,000. The goodwill of $104,000 is deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Current assets	$6,000
Equipment	19,000
Intangible asset	12,000
Goodwill	104,000

Total assets acquired	$141,000

Note 6 - Income Taxes

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a result of the implementation of FIN 48, the Company recognized a charge to our beginning accumulated deficit as a cumulative effect of a change in accounting principle of approximately $105,000 related to uncertain state tax positions. The Company conducts business in the U.S. and Canada and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal, state, local and foreign tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before June 30, 2004, although carryforward tax attributes that were generated prior to June 30, 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by the tax authorities in any of the jurisdictions in which it operates. Adopting FIN 48 had the following impact on our financial statements: increased our income taxes payable and our retained deficit by $105,000. The Company recognized interest expense related to uncertain tax expenses as a component of the charge to the beginning accumulated deficit. Penalties, if incurred, were also recognized as a component of the charge to the beginning accumulated deficit. As of July 1, 2007, approximately $31,000 of interest and penalties were accrued related to uncertain state tax positions on our balance sheet.

Note 7 - Recently Issued Accounting Standards

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 27, 2007.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

The Company’s royalty revenue is recognized in the period earned and to the extent no known issues involving collection exist.  In the case when revenues are not likely to be collected, the Company establishes reserves for such amounts. Such reserves are based upon our historical collection experience with the various franchisees taking into consideration the financial stability of such franchisees.

Product services in the form of equipment and other marketing materials related sales are recognized upon delivery to the franchisees.

Retail revenues are realized from providing maintenance and repair services, as well as from the parts that are provided as part of that service to the general public, are recognized when the service is performed.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The Company carried forward the valuation from fiscal year 2007 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Additionally, the Company reviewed the fair value of the company-owned store purchased in fiscal year 2007. Similar to the franchising operations, the fair value of the company-owned store was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above analysis, management has concluded that the $8.9 million carrying value of goodwill was not impaired. There was additional goodwill of $104,000 associated with the purchase of an operating automotive service center during the first quarter of fiscal year 2008, which was not included in the annual impairment test. However, there were no substantial changes in the operations of the automotive service center that would indicate impairment (see Note 6 of the Consolidated Financial Statements).

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

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate.  In assessing the need for a valuation allowance against the deferred tax asset, management considers factors such as future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of June 30, 2007, the Company decided to release its remaining $2.9 million valuation allowance as it has determined that it is more likely than not that the assets will be realized in future years.

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

The Company earned $0.01 per share in the quarter ended September 30, 2007, which was comparable to the quarter ended September 30, 2006.

Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Summary (in thousands)

	Three Months Ended September 30,
	2007	%	2006	%
Automotive care franchising revenue	$2,792	91	$2,715	97
Company-operated store retail revenue	202	6	—	—
Other	87	3	77	3
Total revenues	$3,081	100%	$2,792	100%
Automotive care franchising direct cost	1,726	56	1,728	62
Company-operated store cost	236	8	—	—
Other	79	2	71	2
Total direct cost	2,041	66	1,799	64
General and administrative	746	24	750	27
Depreciation and amortization expense	17	1	10	1
Operating income	277	9	233	8
Other	51	1	52	2
Earnings before taxes	328	10	285	10
Income taxes	136	4	116	4
Net income	192	6	169	6
Preferred stock dividends	1	—	1	—
Net income applicable to common shareholders	$191	6%	$168	6%

Revenue. Total revenue for the three months ended September 30, 2007 was $3.1 million, an increase of approximately $289,000, or 10%, compared with total revenue of $2.8 million for the three months ended September 30, 2006.

Automotive care franchising revenue for the three months ended September 30, 2007 was $2.8 million, an increase of approximately $77,000, or 3%, compared with automotive care revenue of $2.7 million for the three months ended September 30, 2006. The increase in automotive care franchising revenue was due to a $130,000 increase in distribution and equipment sales offset by a $13,000 decrease in franchise development as well as a $40,000 decrease in domestic royalty revenue which was primarily due to the franchisees paying more timely, which enabled the franchisees to take advantage of the “partners in profit” program and pay a lower royalty percentage on their weekly sales.

Company-operated store retail revenue for the three months ended September 30, 2007 was $202,000. The Company purchased an operating automotive service center in October 2006; thus there was no comparable revenue for the three months ended September 30, 2006.

The Company recognized revenue from foreign franchisee operations of $110,000 and $79,000 for the three months ended September 30, 2007 and 2006, respectively.

Other revenue for the three months ended September 30, 2007 was $87,000, an increase of approximately $10,000, or 13%, compared to $77,000 for the three months ended September 30, 2006. The increase in other revenue was primarily from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the three months ended September 30, 2007 totaled $2.0 million, an increase of $242,000 or 13%, compared with $1.8 million for the three months ended September 30, 2006.

Automotive care franchising direct cost for the three months ended September 30, 2007 totaled $1.7 million, which was comparable to the three months ended September 30, 2006.

Company-operated store costs for the three months ended September 30, 2007 were $236,000. The Company purchased an operating automotive service center in October 2006; thus there was no comparable expense for the three months ended September 30, 2006.

Other direct cost for the three months ended September 30, 2007 totaled $79,000, an increase of $8,000 or 11%, compared with $71,000 for the three months ended September 30, 2006. The increase is attributed to the support costs associated with the point of sale system.

General and Administrative Expense. General and administrative expense was $746,000 for the three months ended September 30, 2007, which was comparable to the three months ended September 30, 2006.

Operating Income. The Company recorded operating income for the three months ended September 30, 2007 of approximately $277,000 compared with operating income of $233,000 for the three months ended September 30, 2006.

Other Income. The Company recorded other income of $51,000 for the three months ended September 30, 2007, which represents a decrease of approximately $1,000 or 2% compared with $52,000 for the three months ended September 30, 2006.

Income Taxes. The Company’s effective tax rate for the three months ended September 30, 2007 was approximately 41%, which was comparable to the three months ended September 30, 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of approximately $191,000, or $0.01 per share, for the three months ended September 30, 2007 compared to the Net Income Applicable to Common Shareholders of $168,000, or $0.01 per share, for the three months ended September 30, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash at September 30, 2007 was $5.0 million.  During the period, cash provided by operations was approximately $243,000.

Cash used in investing activities for the three months ended September 30, 2007 was approximately $115,000. Cash used in investing activities during the three months ended September 30, 2007 consisted of the purchase of property and equipment of $65,000 for use in the Company’s franchise operations and $50,000 for the purchase of a company-operated store.

Cash used in financing activities for the three months ended September 30, 2007 was $9,000. Cash used in financing activities during the period consisted primarily of the payments of dividends, notes payable and a capital lease obligation.

Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2008. At September 30, 2007, the entire line of credit was available.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Triton alleges that in October 2005 Caldwell approached Triton and requested that Triton construct a building for a Precision Tune Auto Care franchise which Caldwell intended to rent from Triton.  After Triton allegedly incurred significant costs, Caldwell informed Triton that he had engaged another contractor to construct a building for the Precision Tune Auto Care franchise.  Triton filed a complaint in the Common Pleas Court of Green County, Ohio on March 13, 2007 requesting judgment against Caldwell and Precision Tune Auto Care, Inc.  The amount in controversy is $136,000, plus punitive damages, interest, costs, attorneys’ fees, and any other legal or equitable relief the Court deems proper.

PFL does not expect to incur any liability in this case due to Caldwell and RPM’s duty to indemnify PFL.  PFL sent a letter to Caldwell and RPM advising them of their duty to indemnify Precision Tune Auto Care, Inc.  Counsel has been retained by Caldwell to provide a defense to these claims.  An answer to the complaint was filed on April 10, 2007. Precision Tune Auto Care filed a motion for summary judgment without oral argument on May 23, 2007.  Currently, the judge has yet to make a decision regarding the motion for summary judgment, and there have been no further developments in the case.

Lumnivision, S.A. de C.V. v. Praxis Afinaciones, S.A. de C.V., Third Civil Court, First Judicial District, Monterrey, Nuevo Laredo, Mexico, Filed: 2002.

Lumnivision filed suit against Praxis Afinaciones, an indirect wholly owned subsidiary of the Company.

The amount in controversy is 766,000 Mexican Pesos, plus interest at the rate of 5% per month, for services under a contract.

The Company does not expect to incur liability in this case.  Praxis Afinaciones denies the allegations.

United Bank, NA v. C. Eugene Deal, Miracle Partners, Inc., Star Auto Center, Inc., Common Pleas Court of Cuyahoga County, Ohio, Case No. 01-CV0019, Filed: January 11, 2001.

Miracle Partners, Inc., a wholly-owned subsidiary of the Company, was party to a confessed judgment. Miracle Partners, Inc. is currently inactive and has no assets.

The amount in controversy is approximately $1.3 million, the amount of the confessed judgment.

The company’s management believes this judgment will have no material impact on the company’s consolidated results of operations.  Furthermore, the Company believes that it has a meritorious claim against Mr. Deal for misrepresentations made in connection with the Company’s acquisition of Miracle Partners, Inc. in 1997 for all amounts covered by the judgment.

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

(a) Exhibits

                                           31.1*        Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                           31.2*        Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                           32.1*        Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                             *              Filed herewith

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

Precision Auto Care, Inc.

By:	/s/ Robert R. Falconi
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Falconi	President and Chief Executive Officer	November 9, 2007

Robert R. Falconi

/s/ Mark P. Francis	Chief Financial Officer	November 9, 2007

Mark P. Francis