Form 10QSB
period 2007-12-31
PRECISION AUTO CARE INC
filed 2008-02-08
CIK 1038541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29478

PRECISION AUTO CARE, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1847851
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

748 Miller Drive, S.E., Leesburg, Virginia
(Address of principal executive offices)

20175
(Zip Code)

703-777-9095
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,993,752 shares of Common Stock as of January 31, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

PRECISION AUTO CARE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,222,722	$4,859,025
Accounts receivable, net of allowance of $188,158 and $215,792, respectively	621,760	371,716
Notes receivable, net of allowance of $171,056 and $155,943, respectively	82,714	110,700
Deferred tax asset	800,699	810,821
Other assets	376,269	414,102
Total current assets	6,104,164	6,566,364

Property and equipment, net	792,501	151,791

Goodwill	9,256,265	8,941,744
Notes receivable, net of allowance of $247,468 and $346,056, respectively	112,322	159,656
Deferred tax asset	4,704,726	4,873,376
Deposits and other	114,634	74,394

Total assets	$21,084,612	$20,767,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$—	$—
Notes payable and capital lease obligation- current	111,804	8,989
Accounts payable and accrued liabilities	162,867	257,330
Taxes payable	663,127	551,098
Accrued commission payable	233,361	216,061
Accrued salaries and related expenses	390,111	390,251
Due to related party	135,705	190,801
Deferred revenue	149,625	196,140
Total current liabilities	1,846,600	1,810,670

Notes payable and capital lease obligation, net of current portion	93,261	26,357

Total liabilities	1,939,861	1,837,027

Commitments and contingencies	—	—

Series A redeemable preferred stock, $01 par value; 1,000,000 shares authorized; 11,227 shares issued and outstanding	116,312	116,312

Stockholders’ equity:
Common stock, $01 par value; 39,000,000 shares authorized; 28,993,752 shares issued and outstanding	289,938	289,938
Additional paid-in capital	67,862,871	67,808,942
Accumulated deficit	(49,124,370)	(49,284,894)
Total stockholders’ equity	19,028,439	18,813,986
Total liabilities and stockholders’ equity	$21,084,612	$20,767,325

See accompanying notes

PRECISION AUTO CARE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2007	2006
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$2,614,478	$2,523,264
Franchise development	60,899	92,938
Company-operated retail stores	263,438	129,421
Other	92,539	77,857

Total revenues	3,031,354	2,823,480

Direct costs:
Franchise support	1,802,219	1,990,781
Company-operated retail stores	290,760	143,144

Total direct costs	2,092,979	2,133,925

General and administrative expense	837,239	769,504
Depreciation and amortization expense	20,759	15,621

Operating income (loss)	80,377	(95,570)

Interest expense	(1,103)	(3,681)
Interest income	55,094	50,787
Other income	90	—

Total other income	54,081	47,106

Income (loss) before income tax expense	134,458	(48,464)
Provision (benefit) for income taxes	58,514	(11,371)

Net income (loss)	75,944	(37,093)
Preferred stock dividends	582	582
Net income (loss) applicable to common shareholders	$75,362	$(37,675)

Net income per common share- Basic	$0.00	$0.00
Net income per common share- Diluted	$0.00	$0.00

Weighted average common shares outstanding- Basic	28,993,752	28,993,752
Weighted average common shares outstanding- Diluted	29,284,627	29,089,694

See accompanying notes

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	December 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Franchise royalties	$5,368,619	$5,187,246
Franchise development	98,962	143,619
Company-operated retail stores	465,755	129,421
Other	179,253	154,742

Total revenues	6,112,589	5,615,028

Direct costs:
Franchise support	3,606,768	3,789,723
Company-operated retail stores	526,957	143,144

Total direct costs	4,133,725	3,932,867

General and administrative expense	1,582,964	1,519,058
Depreciation and amortization expense	38,308	25,806

Operating income	357,592	137,297

Interest expense	(2,279)	(5,127)
Interest income	106,939	103,811
Other income	705	585

Total other income	105,365	99,269

Income before income tax expense	462,957	236,566
Provision for income taxes	195,367	104,329

Net income	267,590	132,237
Preferred stock dividends	1,163	1,163
Net income applicable to common shareholders	$266,427	$131,074

Net income per common share- Basic	$0.01	$0.00
Net income per common share- Diluted	$0.01	$0.00

Weighted average common shares outstanding- Basic	28,993,752	28,993,752
Weighted average common shares outstanding- Diluted	29,144,648	29,170,408

See accompanying notes.

PRECISION AUTO CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2007	2006
	(unaudited)	(unaudited)
Operating activities:
Net income applicable to common shareholders	$266,427	$131,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,310	25,806
Bad debt expense	—	20,000
Deferred taxes	178,772	82,385
Stock based compensation (benefit) due to variable accounting	46,050	(45,633)
Stock based compensation	7,879	28,435
Changes in assets and liabilities:
Accounts and notes receivable	(190,245)	(15,258)
Prepaid expenses, deposits and other	42,216	(24,450)
Accounts payable and accrued liabilities	(70,014)	(49,828)
Due to related party	(55,096)	(10,247)
Deferred revenue	(46,515)	(30,400)

Net cash provided by operating activities	217,784	111,884

Investing activities:
Purchase of property and equipment	(82,643)	(13,784)
Purchase of company-operated stores	(750,000)	(330,000)

Net cash used in investing activities	(832,643)	(343,784)

Financing activities:
Payment of preferred stock dividends.	(1,163)	(1,163)
Payment of capital lease obligation and notes payable	(20,281)	(3,794)

Net cash used in financing activities	(21,444)	(4,957)

Net change in cash and cash equivalents	(636,303)	(236,857)
Cash and cash equivalents at beginning of year	4,859,025	4,441,850

Cash and cash equivalents at end of period	$4,222,722	$4,204,993

Cash paid for the period for:
Interest	$2,279	$5,127
Income taxes	$18,135	$54,173

Supplemental schedule of non cash investing activities:
Company-operated stores acquired under notes payable and release of notes receivable	$205,521	$—

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

Note 2 — Summary of Significant Accounting Policies

Goodwill and Intangible Assets

        Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The Company carried forward the valuation from fiscal year 2007 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Additionally, the Company reviewed the fair value of the company-owned store purchased in fiscal year 2007. Similar to the franchising operations, the fair value of the company-owned store was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above analysis, management has concluded that the $8.9 million carrying value of goodwill was not impaired. There was additional goodwill of $315,000 associated with the purchase of two operating automotive service centers during the first and second quarters of fiscal year 2008, which was not included in the annual impairment test. However, there were no substantial changes in the operations of the automotive service centers that would indicate impairment.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006. The Company’s Consolidated Financial Statements as of and for six months ended December 31, 2007 and 2006, respectively, reflect the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), the Company recognized a pre-tax charge of approximately $8,000 and $28,000 (included in general and administrative expenses), $5,000 and $16,000 after-tax and no impact per share on a diluted basis in the periods ended December 31, 2007 and 2006, respectively, associated with the expensing of stock options. Employee stock option compensation expense includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for the stock-based awards to employees and directors using the intrinsic value method. Additionally, certain outstanding stock options are subject to variable accounting. In the six months ended December 31, 2007, the Company recorded compensation expense of approximately $46,000 related to variable accounting for certain outstanding stock options as a result of an increase in the Company’s stock price over the related six month period. Conversely, in the six months ended December 31, 2006, the Company recorded a benefit of approximately $46,000 because the Company’s stock price during this period.

A summary of option activity under all plans as of December 31, 2007, and changes during the period then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
June 30, 2007.	1,601,700	0.89	4.54
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
December 31, 2007	1,601,700	0.89	3.53

        No options were granted in the six months ended December 31, 2007 and 2006, respectively. The exercise price of options outstanding at December 31, 2007 ranged from $0.25 to $10.00 per share.

        The intrinsic value of in the money options at December 31, 2007 and 2006 was approximately $36,000 and $71,000, respectively.

        A summary of the status of the Company’s non-vested shares as of December 31, 2007 and changes during the period is presented below:

	Shares Under Option	Weighted-Average Grant Date Fair Value
Non-vested shares at June 30, 2007	125,000.62
Granted	—
Vested	125,000
Forfeited	—
Non-vested shares at December 31, 2007	—	—

Reclassifications

        Certain amounts on the prior period financial statements have been reclassed to be in conformity with the current period financial statements.

Note 3 — Earnings Per Share

        The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which specifies the methods of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period plus the dilutive effect of common stock equivalents. The number of shares outstanding related to stock options and warrants at December 31, 2007 and 2006 was 1,945,320, respectively. Only stock options and warrants with exercise prices lower than the average market price of the common shares were included in the diluted EPS calculation.  For the three and six months ended December 31, 2007 and 2006, respectively, 557,950 and 432,950 shares attributable to outstanding stock options were not included in the computation of diluted income per share as they were anti-dilutive.

         The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$75,944	$(37,093)	$267,590	$132,237
Preferred stock dividends	(582)	(582)	(1,163)	(1,163)
Net income (loss) applicable to common Shareholders	$75,362	$(37,675)	$266,427	$131,074
Denominator:
Denominator for basic EPS weighted- average-shares	28,993,752	28,993,752	28,993,752	28,993,752
Common stock equivalents- stock options and warrants	290,875	95,942	150,896	176,656
Denominator for diluted EPS weighted- average-shares	29,284,627	29,089,694	29,144,648	29,170,408
Basic earnings per share applicable to common shareholders	$0.00	$0.00	$0.01	$0.00
Diluted earnings per share applicable to common shareholders	$0.00	$0.00	$0.01	$0.00

Note 4 — Acquisitions

On December 5, 2007, the Company purchased a center in Northern Virginia. This center will be operated as a company-owned store and operations of such have been included in the Company’s consolidated financial statements from the purchase date through December 31, 2007. The Company purchased the land and assets for $640,000 with up to an additional $90,000 available to the seller if certain sales objectives are met. Per the purchase agreement, an additional $5,000 will be paid each month during the first eighteen months after the execution of agreement if the center reaches net sales of $48,000 per month. The goodwill is deductible for tax purposes. The following table summarizes the estimated fair values of the land and assets acquired at the date of acquisition:

Current assets	$5,000
Equipment	44,000
Intangible asset	30,000
Land	121,900
Building	228,100
Goodwill	211,000 - 301,000

Total assets acquired	$640,000 - 730,000

On December 13, 2007, the Company purchased the land and building of a site previously operated as a Precision Tune Auto Care center in Detroit, Michigan. The operations of the center began in January 2008, and will be included in the Company’s consolidated financial statements for the period ended March 31, 2008. The Company purchased the land and building for $175,000. The following table summarizes the estimated fair values of the land and building acquired at the date of acquisition:

Land	$69,000
Building	106,000

Total assets acquired	$175,000

Note 5 — Contingencies

The Company is subject to litigation that could have a material adverse impact on its liquidity (see Part II Item 1. Legal Proceedings).

Note 6 — Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

        The following discussion and analysis or plan of operation of Precision Auto Care, Inc. (the “Company”) should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. - Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 6. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 27, 2007.  Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

Goodwill and Intangible Assets

        Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The Company engaged a valuation specialist in fiscal year 2007 to assist management with its test for impairment. The fair value of franchising operations was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates.  These estimates are consistent with the plans and estimates management uses to manage the underlying business.  The Company carried forward the valuation from fiscal year 2007 for the current year analysis since the fair value of the franchising operations exceeded its carrying value by a substantial margin and the fact that there have been no events and circumstances that have had a material impact on the franchising operations since the most recent fair value determination. Additionally, the Company reviewed the fair value of the company-owned store purchased in fiscal year 2007. Similar to the franchising operations, the fair value of the company-owned store was estimated utilizing a discounted cash flow approach that estimates revenue, driven by assumed market growth rates and appropriate discount rates. Impairment testing is performed in the first quarter of each fiscal year. Based upon the above analysis, management has concluded that the $8.9 million carrying value of goodwill was not impaired. There was additional goodwill of $315,000 associated with the purchase of two operating automotive service centers during the first and second quarters of fiscal year 2008, which was not included in the annual impairment test. However, there were no substantial changes in the operations of the automotive service centers that would indicate impairment.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

Results of Operations

Comparison of the three months ended December 31, 2007 to the three months ended December 31, 2006

Summary (in thousands)

	Three Months Ended December 31,
	2007	%	2006	%
Automotive care franchising revenue.	$2,675	88	$2,616	93
Company-operated store retail revenue	263	9	129	4
Other.	93	3	78	3
Total revenues.	$3,031	100%	$2,823	100%
Automotive care franchising direct cost.	1,717	56	1,918	68
Company-operated store retail cost	291	10	143	5
Other.	85	3	73	3
Total direct costs.	2,093	69	2,134	76
General and administrative.	837	28	769	27
Depreciation and amortization expense.	21	1	15	—
Operating income (loss).	80	2	(95)	(3)
Other.	54	2	47	1
Earnings (loss) before taxes.	134	4	(48)	(2)
Provision (benefit) for income taxes.	58	2	(11)	(1)
Net income (loss).	76	2	(37)	(1)
Preferred stock dividends.	1	—	1	—
Net income (loss) applicable to common shareholders.	$75	2%	$(38)	(1)%

Revenue. Total revenue for the three months ended December 31, 2007 was approximately $3.0 million, an increase of approximately $208,000 or 7%, compared with total revenue of approximately $2.8 million for the three months ended December 31, 2006. The increase was primarily attributable to the revenue generated by the three company-operated stores during the three months ended December 31, 2007. There was revenue generated by only one company-operated store during the three months ended December 31, 2006.

Automotive care franchising revenue for the three months ended December 31, 2007 was $2.6 million, which was consistent with the three months ended December 31, 2006.

Company-operated store retail revenue for the three months ended December 31, 2007 was $263,000, an increase of approximately $134,000, or 104%, compared to $129,000 for the three months ended December 31, 2006. As stated previously, the increase in the retail revenue was due to the additional number of company-operated stores. There were three company-operated stores generating revenue during the three months ended December 31, 2007 compared to only one company-operated store during the three months ended December 31, 2006.

The Company recognized revenue from foreign franchisee operations of $68,000 and $53,000 for the three months ended December 31, 2007 and 2006, respectively.

Other revenue for the three months ended December 31, 2007 was $93,000, an increase of approximately $15,000, or 19%, compared to $78,000 for the three months ended December 31, 2006. The increase in other revenue was due to an increase in revenue from rebate and training programs of $7,000 and an increase of $8,000 from support fees associated with the point of sale system.

Direct Cost. Total direct cost for the three months ended December 31, 2007 totaled $2.1 million, which was consistent with the three months ended December 31, 2006.

Automotive care franchising direct cost for the three months ended December 31, 2007 totaled $1.7 million, a decrease of $201,000 or 10%, compared to $1.9 million for the three months ended December 31, 2006. The decrease was primarily attributable to the incurred expenses of approximately $170,000 for the convention held in Orlando, Florida during the three months ended December 31, 2006. Additionally, there were marketing expenses of approximately $40,000 for utilizing the services of an outside marketing agency as well as a sponsorship program with NASCAR during the three months ended December 31, 2006. There were no comparable expenses in the three months ended December 31, 2007.

Company-operated store retail cost for the three months ended December 31, 2007 was $291,000, an increase of approximately $148,000, or 103%, compared to $143,000 for the three months ended December 31, 2006. The increase in the retail cost was due to the additional number of company-operated stores. There were three company-operated stores operating during the three months ended December 31, 2007 compared to only one company-operated store during the three months ended December 31, 2006.

Other direct cost for the three months ended December 31, 2007 totaled $85,000, an increase of $12,000 or 16%, compared with $73,000 for the three months ended December 31, 2006. This increase was attributed to the costs associated with the rebate and training programs and the support costs from the point of sale system.

General and Administrative Expense. General and administrative expense was $837,000 for the three months ended December 31, 2007, an increase of $68,000 or 9%, compared with $769,000 for the three months ended December 31, 2006.  For the three months ended December 31, 2007, the Company recorded compensation expense of approximately $38,000 related to variable accounting for certain outstanding stock options as a result of an increase in the Company’s stock price over the related three month period.

Conversely, in the three months ended December 31, 2006, the Company recorded a benefit of approximately $27,000 because the Company’s stock price declined over the last three months.

Operating Income (Loss). The Company recorded operating income for the three months ended December 31, 2007 of approximately $80,000 compared with an operating loss of approximately $95,000 for the three months ended December 31, 2006.  The operating loss for the three months ended December 31, 2006 was primarily attributed to the expense from the bi-annual convention held in Orlando, Florida and the additional outside marketing expenses that were incurred.

Other Income. The Company recorded other income of $54,000 for the three months ended December 31, 2007, which represents an increase of approximately $7,000 or 15%, compared to $47,000 for the three months ended December 31, 2006. This increase was attributed to an increase in interest income.

Income Taxes. The Company’s effective tax rate for the three months ended December 31, 2007 and 2006 was approximately 41% and 39%, respectively.

Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $75,000, or $0.00 per share, for the three months ended December 31, 2007 compared to Net Loss Applicable to Common Shareholders of $38,000, or $0.00 per share, for the three months ended December 31, 2006.

Results of Operations

Comparison of the six months ended December 31, 2007 to the six months ended December 31, 2006

Summary (in thousands)

	Six Months Ended December 31,
	2007	%	2006	%
Automotive care franchising revenue.	$5,468	89	$5,331	95
Company-operated store retail revenue	465	8	129	2
Other.	179	3	155	3
Total revenues.	$6,112	100%	$5,615	100%
Automotive care franchising direct cost.	3,443	56	3,646	65
Company-operated store retail cost	527	9	143	3
Other.	164	3	144	3
Total direct costs.	4,134	68	3,933	71
General and administrative.	1,583	26	1,519	27
Depreciation and amortization expense.	38	1	26	—
Operating income.	357	5	137	2
Other.	105	2	99	2
Earnings before taxes.	462	7	236	4
Provision for income taxes.	195	3	104	2
Net income.	267	4	132	2
Preferred stock dividends.	1	—	1	—
Net income applicable to common shareholders.	$266	4%	$131	2%

Revenue.  Total revenue for the six months ended December 31, 2007 was approximately $6.1 million, an increase of approximately $497,000, or 9%, compared with total revenue of approximately $5.6 million for the six months ended December 31, 2006. The increase was primarily attributable to the additional revenue generated by three company-operated stores during the six months ended December 31, 2007. There was revenue generated by only one company-operated store during the six months ended December 31, 2006.

Automotive care franchising revenue for the six months ended December 31, 2007 was approximately $5.5 million, an increase of approximately $137,000, or 3%, compared with automotive care revenue of approximately $5.3 million for the six months ended December 31, 2006. The increase in automotive care franchising revenue was due to an increase in distribution and equipment sales of $150,000 and an increase in international royalties of $96,000. This increase was offset by a decrease in domestic royalty revenue  of $65,000, which was primarily due to the franchisees paying more timely which allowed them to take advantage of a prompt pay program and pay a lower royalty percentage on their weekly sales, and a $45,000 decrease in domestic and international franchise development.

Company-operated store retail revenue for the six months ended December 31, 2007 was $465,000, an increase of approximately $336,000, or 260%, compared to $129,000 for the six months ended December 31, 2006. The increase in the retail revenue was due to the additional number of company-operated stores. There were three company-operated stores generating revenue during the six months ended December 31, 2007 compared to only one company-operated store during the six months ended December 31, 2006.

The Company recognized revenue from foreign franchisee operations of $177,000 and $132,000 for the six months ended December 31, 2007 and 2006, respectively.

Other revenue for the six months ended December 31, 2007 was $179,000, an increase of approximately $24,000, or 15%, compared to $155,000 for the six months ended December 31, 2006. The increase in other revenue was due to an increase in revenue from rebate and training programs of $6,000 and an increase of $18,000 from support fees associated with the point of sale system.

Direct Cost.  Total direct cost for the six months ended December 31, 2007 totaled approximately $4.1 million, an increase of $201,000 or 5%, compared with approximately $3.9 million for the six months ended December 31, 2006.  The increase was primarily attributed to the additional expenses of approximately $384,000 incurred with the company-operated retail cost offset by a decrease in automotive care franchising cost of approximately $203,000.

Automotive care franchising direct cost for the six months ended December 31, 2007 totaled $3.4 million, a decrease of $203,000 or 6%, compared to $3.6 million for the six months ended December 31, 2006. The decrease was primarily attributable to the incurred expenses of approximately $170,000 for the convention held in Orlando, Florida during the six months ended December 31, 2006. Additionally, there were marketing expenses of approximately $40,000 for the utilization of an outside marketing agency as well as a sponsorship program with NASCAR during the six months ended December 31, 2006. There were no comparable expenses in the six months ended December 31, 2007.

Company-operated store retail cost for the six months ended December 31, 2007 was $527,000, an increase of approximately $384,000, or 269%, compared to $143,000 for the six months ended December 31, 2006. The increase in the retail cost was due to the additional number of company-operated stores. There were three company-operated stores operating during the six months ended December 31, 2007 compared to only one company-operated store during the six months ended December 31, 2006.

Other direct cost for the six months ended December 31, 2007 totaled $164,000, an increase of $20,000 or 14%, compared with $144,000 for the six months ended December 31, 2006. This increase was attributed to the costs associated with the rebate and training programs and the support costs from the point of sale system.

General and Administrative Expense.  General and administrative expense was approximately $1.6 million for the six months ended December 31, 2007, an increase of $64,000 or 4%, compared with approximately $1.5 million for the six months ended December 31, 2006. For the six months ended December 31, 2007, the Company recorded compensation expense of approximately $46,000 related to variable accounting for certain outstanding stock options as a result of an increase in the Company’s stock price over the related six month period. Conversely, in the six months ended December 31, 2006, the Company recorded a benefit of approximately $46,000 because the Company’s stock price declined over the last six months. The increase of approximately $92,000 from the variable accounting adjustments was offset by a decrease in the pre-tax compensation expense due to SFAS No. 123(R). The Company recorded an expense of approximately $8,000 and $28,000 for the six months ended December 31, 2007 and 2006, respectively. The increase was also offset by the efforts of management’s on-going cost reduction initiatives in general and administrative expenses.

Operating Income.  The Company recorded operating income for the six months ended December 31, 2007 of approximately $357,000 compared with operating income of $137,000 for the six months ended December 31, 2006.  As discussed previously, there were multiple variables that attributed to the decrease in operating income during the six months ending December 31, 2006. The most significant variables were the convention expense of $170,000 and the additional marketing expense of $40,000. There were no comparable expenses in the six months ended December 31, 2007.

Other Income.  The Company recorded other income of $105,000 for the six months ended December 31, 2007, which represents an increase of approximately $6,000 or 6%, compared to $99,000 for the six months ended December 31, 2006.

Income Taxes.  The Company’s effective tax rate for the six months ended December 31, 2007 and 2006 was approximately 41% and 44%, respectively.

Net Income Applicable to Common Shareholders and Earnings Per Share. The Company recorded Net Income Applicable to Common Shareholders of $266,000, or $0.01 per share, for the six months ended December 31, 2007 compared to Net Income Applicable to Common Shareholders of $131,000, or $0.00 per share, for the six months ended December 31, 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash at December 31, 2007 was $4.2 million. During the period, cash provided by operations was approximately $218,000.

        Cash used in investing activities for the six months ended December 31, 2007 was approximately $833,000. Cash used in investing activities during the six months ended December 31, 2007 consisted of the purchase of property and equipment of $83,000 for use in the Company’s franchise operations and $750,000 for the purchase of company-operated stores.

        Cash used in financing activities for the six months ended December 31, 2007 was $21,000. Cash used in financing activities during the six months ended December 31, 2007 consisted primarily of the payments of dividends, notes payable and a capital lease obligation.

        Management believes that the Company’s current cash balance, cash generated from operations, and the available $250,000 credit line will be sufficient to meet the Company’s working capital needs, capital expenditures, and contractual obligations for fiscal year 2008. At December 31, 2007, the entire line of credit was available.

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

The Company is involved in litigation. The details of the litigation are as follows:

Stephanie L. Milburn v. Precision Tune Auto Care, Inc., Parish of Lafayette, LA, Fifteenth Judicial District Court, C-20076064 J, Filed: November 9, 2007.

Stephanie Milburn (Milburn) alleges personal and property damages stemming from negligent repairs to her vehicle at a Precision Tune Auto Care (PTAC) franchised location.  Precision Franchising LLC (PFL) does not believe it is a proper party to this suit.

On August 30, 2007, Milburn was operating her 2003 Nissan Altima when the wheel of her vehicle fell off. Milburn alleges the wheel fell off as a result of the failure of the employees at the PTAC franchised location in Lafayette, LA to properly install brakes and wheels, properly check the lugs on the wheels, and exercise due care to secure the wheel. Milburn is seeking damages for medical treatment, mental anguish, loss of earnings, loss of enjoyment of life, property damage, rental expenses, and loss of use.

PFL does not expect to incur any liability in this case due to the franchisee’s duty to indemnify PFL and its affiliates, including the Company. The franchisee’s insurance carrier has agreed to provide a defense and has retained counsel for that purpose.  An extension of time has been granted to answer the complaint until January 25, 2008.

Triton Commercial Building Contractors, Inc. v. Jeffrey Caldwell, RPM Solutions, Inc. and Precision Tune Auto Care, Inc., Common Pleas Court of Green County, OH (Civil Division), 2007CV0250, Filed: March 13, 2007.

This case stems from a dispute between an area developer of Precision Franchising LLC (PFL) and one of its vendors.  PFL does not believe it is a proper party to this suit.

The plaintiff, Triton Commercial Building Contractors, Inc. (Triton), is in the business of constructing buildings for commercial use. Defendant Mr. Jeffrey Caldwell (Caldwell) is the President of RPM Solutions, Inc. (RPM). RPM is a Precision Tune Auto Care (PTAC) area developer and franchisee that operates several PTAC franchises in Ohio. Pursuant to executory contracts between RPM and PFL, RPM has a duty to defend and indemnify PFL and its affiliates, including the Company from claims of the type made by Triton.

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

PFL does not expect to incur any liability in this case due to Caldwell and RPM’s duty to indemnify PFL. PTAC filed a motion for summary judgment, and on October 25, 2007, PTAC’s motion for summary judgment was denied.  PFL has retained additional counsel to represent its interests and plans to file a second motion for summary judgment.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 14, 2007.

The following proposals were adopted by the margins indicated:

1.                                       To elect the Board of Directors for the coming year.

	Number of Shares
	For	Withheld

Woodley A. Allen	21,131,030	48,063
Louis M. Brown, Jr.	21,124,680	54,413
Bassam N. Ibrahim	21,121,980	57,113
Peter C. Keefe	21,019,030	160,063
John D. Sanders, Ph.D	21,135,030	44,063

2.                                       To ratify the appointment of Yount, Hyde & Barbour, P.C. as independent auditors for the fiscal year ending June 30, 2008.

Number of Shares
For	21,009,707
Against	104,184
Abstain	65,202

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS OR REPORTS ON FORM 8-K

(a)  Exhibits

                                           31.1*        Written statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                           31.2*        Written statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                           32.1*        Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                             *              Filed herewith

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2008.

Precision Auto Care, Inc.

By:	/s/ Robert R. Falconi
Robert R. Falconi
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Falconi	President and	February 5, 2008
Robert R. Falconi	Chief Executive Officer

/s/ Mark P. Francis	Chief Financial Officer	February 5, 2008
Mark P. Francis